Form 10-Q
period 1996-06-30
SUMMIT FINANCIAL CORP
filed 1996-08-12
CIK 856223

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For The Quarterly Period Ended June 30, 1996

                Commission File Number  000-19235


                   SUMMIT FINANCIAL CORPORATION
      (Exact name of registrant as specified in its charter)


SOUTH CAROLINA                                          57-0892056
(State or other jurisdiction                             (I.R.S. Employer
for incorporation or                                   Identification No.)
organization)

                       Post Office Box 1087
                   937 North Pleasantburg Drive
                Greenville, South Carolina  29602
  (Address, including zip code, of principal executive offices)


                          (803) 242-2265
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 1996, 1,268,918 shares of $1.00 par value common stock were outstanding.

                   SUMMIT FINANCIAL CORPORATION

                        TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


Item                                                        Page

1.   Consolidated Financial Statements (Unaudited):

     Consolidated Balance Sheets as of June 30, 1996
      and December 31, 1995                                           3

     Consolidated Statements of Operations for the
      Quarters Ended June 30, 1996 and 1995                           4

     Consolidated Statements of Operations for the
      Six Months Ended June 30, 1996 and 1995                         5

     Consolidated Statements of Shareholders' Equity
      for the Six Months Ended June 30, 1996
      and for the Year Ended December 31, 1995                        6

     Consolidated Statements of Cash Flows for the Six
      Months Ended June 30, 1996 and 1995                             7

     Notes to Consolidated Financial Statements                       8

2.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations for the Quarters Ended and the
      Six Months Ended June 30, 1996 and 1995                      9-19


Part II - Other Information                                          20


Signatures                                                           21

                   SUMMIT FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS


June 30,
1996
December 31,
1995



(Unaudited)





ASSETS:




Cash and interest-bearing deposits
$4,948,177
$6,345,071


Federal funds sold
7,600,000
9,100,000


Investment securities available for
sale (amortized cost of $21,964,000
and $19,995,000)
21,668,661
20,085,151


Investments in stock of FRB, FHLB and
other

634,340

512,340


Loans, net of unearned income and net
of allowance for loan losses of
$1,266,595 and $1,067,584
86,270,347
74,644,469


Premises and equipment, net
2,597,403
2,735,630


Other assets
1,790,666
1,649,021



$125,509,594
$115,071,682


LIABILITIES:




 Demand deposits
$15,721,476
$13,863,019


 Interest-bearing demand deposits
5,907,871
4,891,911


 Savings and money market deposits
25,407,475
28,181,365


 Time deposits, $100,000 and over
23,425,991
19,777,667


 Other time deposits
39,480,476
32,605,103


     TOTAL DEPOSITS
109,943,289
99,319,065


Securities sold under repurchase
agreements and federal funds purchased
1,721,934
1,560,933


Federal Home Loan Bank advances
2,000,000
2,000,000


Other liabilities
1,001,503
1,528,182


     TOTAL LIABILITIES
114,666,726
104,408,180







SHAREHOLDERS' EQUITY:




Common stock ($1.00 par value;
20,000,000 shares authorized; issued
and outstanding 1,268,354 and
1,267,251 shares
1,268,354
1,267,251


Additional paid-in capital
9,351,109
9,342,451


Retained earnings
425,125
- -


Unrealized net gain (loss) on
investments available for sale, net of
income taxes
(201,720)
53,800


     TOTAL SHAREHOLDERS' EQUITY
10,842,868
10,663,502



$125,509,594
$115,071,682



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SUMMIT FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS


For the Quarters Ended June 30,



1996
1995



(Unaudited)




INTEREST INCOME:




 Loans
$2,075,717
$1,550,398


 Taxable investment securities
338,166
223,560


 Non-taxable investment securities
7,485
         -


 Federal funds sold
77,117
60,316


 Other
37,229
25,747



2,535,714
1,860,021


INTEREST EXPENSE:




 Deposits
1,173,925
858,388


 Securities sold under repurchase
  agreements and federal funds purchased
53,447
44,666



1,227,372
903,054


Net interest income
1,308,342
956,967


Provision for loan losses
(102,500)
(68,168)


Net interest income after provision for
 loan losses
1,205,842
888,799


OTHER INCOME:




 Service charges and fees
41,780
30,867


 Credit card service fees and income
55,339
41,520


 Insurance commission fee income
52,040
10,496


 Other income
109,012
77,424



258,171
160,307


OTHER OPERATING EXPENSES:




 Salaries, wages and benefits
564,916
385,865


 Occupancy
92,801
63,316


 Furniture, fixtures and equipment
96,132
67,579


 Other operating expenses
290,045
250,282



1,043,894
767,042


Net income before income taxes
420,119
282,064


Provision for income taxes
(160,000)
(101,700)


NET INCOME
$260,119
$180,364


PER SHARE DATA:




  Primary
$0.19
$0.13


  Fully diluted
$0.19
$0.13


AVERAGE SHARES OUTSTANDING:




  Primary
1,342,860
1,336,615


  Fully Diluted
1,342,860
1,336,615



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SUMMIT FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS


For the Six Months Ended June 30,



1996
1995



(Unaudited)




INTEREST INCOME:




 Loans
$4,047,266
$2,904,219


 Taxable investment securities
645,047
426,847


 Non-taxable investment securities
13,991
         -


 Federal funds sold
115,281
107,991


 Other
77,193
59,938



4,898,778
3,498,995


INTEREST EXPENSE:




 Deposits
2,290,301
1,562,173


 Securities sold under repurchase
  agreements and federal funds purchased
99,887
93,111



2,390,188
1,655,284


Net interest income
2,508,590
1,843,711


Provision for loan losses
(185,500)
(76,600)


Net interest income after provision for
 loan losses
2,323,090
1,767,111


OTHER INCOME:




 Service charges and fees
84,672
59,580


 Credit card service fees and income
112,289
79,687


 Insurance commission fee income
97,337
17,226


 Other income
206,709
102,048



501,007
258,541


OTHER OPERATING EXPENSES:




 Salaries, wages and benefits
1,149,440
771,978


 Occupancy
188,611
126,176


 Furniture, fixtures and equipment
196,931
131,516


 Other operating expenses
601,990
481,873



2,136,972
1,511,543


Net income before income taxes
687,125
514,109


Provision for income taxes
(262,000)
(183,700)


NET INCOME
$425,125
$330,409


PER SHARE DATA:




  Primary
$0.32
$0.25


  Fully diluted
$0.32
$0.25


AVERAGE SHARES OUTSTANDING:




  Primary
1,342,487
1,335,810


  Fully Diluted
1,342,487
1,335,810



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SUMMIT FINANCIAL CORPORATION
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1995


Shares
Amount
Additional
paid-in
capital
Retained
earnings
Unrealized
net gain
(loss) on
investments
available
for sale,
net of
income taxes
Total
shareholders'
equity0













Balance at December 31, 1994
1,207,167
$1,207,167
$8,878,260
- -
($239,595)
$9,845,832











Net income for the year ended
December 31, 1995
- -
- -
- -
528,595
- -
528,595











Change in unrealized net loss
on securities available for
sale, net of income taxes
- -
- -
- -
- -
293,395
293,395











Issuance of 5% stock
distribution paid 2/5/96
60,084
60,084
464,191
(524,275)
- -
- -











Cash paid in lieu of fractional
shares on 5% stock distribution
- -
- -
- -
(4,320)
- -
(4,320)











Balance at December 31, 1995
1,267,251
1,267,251
9,342,451
- -
53,800
10,663,502











Net income for the six months
ended June 30, 1996
- -
- -
- -
425,125
- -
425,125











Change in unrealized net loss
on securities available for
sale, net of income taxes
- -
- -
- -
- -
(255,520)
(255,520)











Stock issued pursuant to
employee stock option plan
1,103
1,103
8,658
  -
- -
9,761











Balance at June 30, 1996
1,268,354
$1,268,354
$9,351,109
$425,125
($201,720)
$10,842,868



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SUMMIT FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Six Months Ended
June 30,



1996
1995



(Unaudited)




Cash flows from operating activities:




 Net income
$425,125
$330,409


 Adjustments to reconcile net income to net cash provided by operating activities:




   Provision for loan losses
185,500
76,600


   Depreciation and amortization
152,879
85,404


   Net amortization (accretion) of net premium
    (discount) on investments
6,674
(3,053)


   Increase in other assets
(141,645)
(171,354)


   (Decrease) increase in other liabilities
(394,899)
171,392


Net cash provided by operating activities
233,634
489,398







Cash flows from investing activities:




 Purchases of securities available for sale
(7,315,743)
(3,474,477)


 Proceeds from maturities and sales of
  securities available for sale
5,338,259
2,450,000


 Proceeds from maturities of securities held to
  maturity
- -
63,310


 Purchases of Federal Home Loan Bank Stock
(122,000)
(14,400)


 Net increase in loans
(11,577,103)
(6,336,478)


 Purchases of net finance loans receivable
(234,275)
- -


 Purchases of fixed assets
(14,652)
(1,068,030)


Net cash used in investing activities
(13,925,514)
(8,380,075)







Cash flows from financing activities:




 Net increase in deposit accounts
10,624,224
12,195,116


 Net increase (decrease) in securities sold
  under repurchase agreements and federal funds
  purchased
161,001
(2,975,989)


 Proceeds from stock issuance pursuant to
  employee stock option plan
9,761
- -


Net cash provided by financing activities
10,794,986
9,219,127







Net (decrease) increase in cash and cash
equivalents
(2,896,894)
1,328,450


Cash and cash equivalents, beginning of period
15,445,071
6,012,494


Cash and cash equivalents, end of period
$12,548,177
$7,340,944







Supplemental information:




 Cash paid during period for interest
$2,351,440
$1,386,769


 Cash paid during period for income taxes
$433,939
$138,200


 Change in market value of investment
   securities available for sale
($387,300)
($362,000)


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SUMMIT FINANCIAL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1996


NOTE 1 - BASIS OF PRESENTATION:

     Summit Financial Corporation (the Company) is a financial institution holding company formed under the laws of the State of South Carolina in 1989 and registered under the Bank Holding Company Act of 1956, as amended. The Company, through its bank subsidiary, Summit National Bank, (the Bank), provides a full range of banking services, including the taking of demand and time deposits and the making of commercial and consumer loans. The Bank currently has two full service branch locations in Greenville, South Carolina.

     During 1994 the Company formed a consumer finance company, Freedom Finance, Inc., (the Finance Company), which commenced operations in November 1994. The Finance Company makes and services small installment loans to individuals from its eight offices throughout South Carolina.

     The unaudited consolidated financial statements of the Company at June 30, 1996 and for the periods ended June 30, 1996 and 1995 were prepared in accordance with the instructions for Form 10-Q and, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 1996, and the results of operations and cash flows for the periods ended June 30, 1996 and 1995 have been included. The results for the quarter or six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1995 included in the Company's 1995 Annual Report on Form 10K.

NOTE 2 - CASH FLOW INFORMATION:

     The Company considers those amounts included in the balance sheet captions "Cash and interest-bearing deposits" and "Federal funds sold" to be cash and cash equivalents. Included in these amounts are overnight investments and short-term investments with original maturities of less than three months.

NOTE 3 - SUBSEQUENT EVENT:

     On June 5, 1996, the Company announced an acquisition agreement with Berkeley Loans, Inc. to acquire its consumer finance office. Following regulatory approvals, the acquisition was consummated on July 1, 1996, with the acquired office operating as a branch location of Freedom Finance, Inc., the Company's consumer finance subsidiary. The Company acquired all the outstanding loans receivable and other assets of the seller for a cash price of $872,000. No liabilities were assumed in the transaction.

                   SUMMIT FINANCIAL CORPORATION

                  PART I. FINANCIAL INFORMATION

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Summit Financial Corporation (the Company) is a financial institution holding company headquartered in Greenville, South Carolina. The Company has a wholly-owned bank subsidiary, Summit National Bank (the Bank) and a wholly-owned consumer finance company subsidiary, Freedom Finance, Inc., (the Finance Company).

     For the first six months of 1996 the Company reported net income of $425,000 or $.32 per share, an improvement of approximately $95,000 compared to the net income for the first six months of 1995 of $330,000 or $.25 per share.

     Total assets increased approximately $10,438,000 or 9% from December 31, 1995 to June 30, 1996. Deposits increased approximately $10,624,000 or 11% during the period. The increase in deposits, combined with the $1,397,000 (22%) decrease in cash and interest-bearing deposits and the $1,500,000 (16%) reduction in federal funds sold, funded net loan growth of $11,626,000 (16%) and the $1,584,000 (8%) increase in investment securities available for sale.

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED JUNE 30, 1996 AND
1995

GENERAL

     The Company reported consolidated net income for the quarter ended June 30, 1996 of $260,000, compared to net income of $180,000 for the quarter ended June 30, 1995, or an improvement of approximately $80,000 or 44%. The increase in consolidated earnings for the 1996 period is attributable to a $351,000 or 37% increase in the Company's net interest income related to the higher level of earning assets in 1996 as compared to the prior year.

     Summit National Bank recorded net earnings of $244,000 for the quarter ended June 30, 1996 which was a 20% increase from the second quarter of 1995 earnings of $203,000. The increase in net income for this subsidiary resulted from (1) a $205,000 (24%) increase in the Bank's net interest income which was directly related to a 39% higher level of earning assets offset by a 51 basis point drop in average yield on assets during the declining rate environment in 1996; and (2) a 45% increase in other income of $69,000 resulting most significantly from an increase in the activity of the nondeposit financial services area of the Bank. These increases were offset by the $170,000 or 26% higher other operating expenses primarily related to the new branch location opened in August 1995.

     The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded a net loss for the second quarter of 1996 of $(3,000) compared to a net loss of $(33,000) for the quarter ended June 30, 1995. The $30,000 improvement in operating results of this subsidiary is primarily related to the higher level of outstanding loans for the 1996 period as compared to the 1995 period which generated a 184% increase in interest income. The higher interest income was offset somewhat by increases in other operating expenses as the subsidiary continued to grow and add branch offices during the end of 1995 and into 1996.

NET INTEREST INCOME

     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended June 30, 1996, the Company recorded consolidated net interest income of $1,308,000, a 37% increase from the net interest income of $957,000 for the quarter ended June 30, 1995. The increase in this amount is directly related to (1) the increase in the loan and deposit volume of the Bank of 34% and 41%, respectively; and (2) the contribution of the Finance Company as its earning assets continued to grow.

     For both of the quarters ended June 30, 1996 and 1995, the Company's consolidated net interest margin was 4.53%. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decline in the Bank's net interest margin of 43 basis points (related primarily to the decline in the prime rate during the period) was fully offset by increases in the Finance Company's margin.

INTEREST INCOME

     For the quarter ended June 30, 1996, the Company's earning assets averaged $116,134,000 and had an average yield of 8.78%. This compares to average earning assets of $84,720,000 for the second quarter of 1995, yielding approximately 8.81%. Thus, the significant contributor to the increase in interest income of $676,000 or 36% between the quarters ended June 30, 1995 and 1996 is the increase in volume of earning assets of 37%.

     Consolidated loans averaged approximately 73% of the Company's average earning assets. The majority of the Company's loans are tied to the prime rate (approximately 60% of the Bank's portfolio is at floating rates), which averaged 8.25% and 9.00% for the quarters ended June 30, 1996 and 1995, respectively. During the second quarter of 1996, the Bank's loans averaged $83,980,000, yielding an average of 8.82%, compared to $62,753,000, yielding an average of 9.44% for the second quarter of 1995. The decline in the average yield on the Bank's loans is directly related to the drop in the average prime rate during the period. The decline in Bank yield was offset by an increase in the average yield of the Finance Company loans, which account for 2.5% of consolidated average loans, thus the consolidated average yield on loans dropped only 11 basis points to 9.79% for the second quarter of 1996. The higher level of average loans, offset by the decline in average rate, resulted in an increase of interest income on loans of $525,000 or 34%.

     Investment securities averaged $22,584,000 or 19% of average earning assets and yielded 6.16% during the second quarter of 1996, compared to average securities of $16,135,000 yielding 5.56% for the quarter ended June 30, 1995. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased during the latter half of 1995 and into 1996 as well as the maturities of some investments at lower than current market yields. The higher level of average securities, combined with the increase in average rate, resulted in an increase of interest income on securities of $122,000 or 55%.

INTEREST EXPENSE

     The Company's interest expense for the quarter ended June 30, 1996 was $1,227,000. The increase of 36% from the comparable quarter in 1995 of $903,000 was related to the 41% increase in average volume of interest-bearing liabilities, offset somewhat by the decrease in average rate of 19 basis points. Interest-bearing liabilities averaged $98,603,000 for the second quarter of 1996 with an average rate of 5.01%. This compares to average interest-bearing liabilities of $69,688,000 with an average rate of 5.20% for the quarter ended June 30, 1995. The decrease in the average rate was primarily the result of repricing of maturing certificates of deposits to lower current market rates during the second quarter of 1996 and the reduction of the average rate paid on money market deposit accounts by 21 basis points between the second quarter of 1995 and 1996 on an average balance of $24,984,000.

PROVISION FOR LOAN LOSSES

     The amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for potential losses in the loan portfolio. The level of this allowance is dependent upon growth in the loan portfolios; the total amount of past due loans; nonperforming loans; known loan deteriorations and/or concentrations of credit; trends in portfolio volume, maturity and composition; projected collateral values; general economic conditions; and management's assessment of potential losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans.

     While it is the Company's policy to charge-off in the current period loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Management uses the best information available to make evaluations, however, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. The Company is also subject to regulatory examinations and determinations as to the adequacy of the allowance, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance in comparison to a group of peer companies identified by the regulatory agencies.

     Included in the net income for the quarter ended June 30, 1996 is a provision for loan losses of $103,000 compared to a provision of $68,000 for the second quarter of 1995. At June 30, 1996, the consolidated allowance for loan losses was $1,267,000 or 1.43% of total gross loans. This compares to an allowance of $908,000 or 1.36% of gross loans at June 30, 1995. For the quarter ended June 30, 1996, the Company reported net charge-offs of $6,000, which is a result of the Finance Company net charge-offs of $15,000 (.71% of average loans of the Finance Company) being offset by the Bank's net recoveries of previously charged-off loans of $9,000 during the quarter ended June 30, 1996. This is compared to net charge-offs of $14,000 for the comparable quarter of 1995. There were no loans on nonaccrual status at June 30, 1996 and total nonaccrual loans totaled $3,000 at June 30, 1995. Loans past due 90 days and greater totaled $68,000 or 0.08% of gross loans at June 30, 1996. There were no loans past due 90 days or greater at June 30, 1995. Generally, loans of the Bank are placed on nonaccrual status at the earlier of when they are ninety days past due or when the collection of interest becomes doubtful. The allowance for loan losses at June 30, 1996 represents management's estimate of potential future losses in the loan portfolio at that date.

OTHER INCOME AND EXPENSES

     Other income, which is primarily related to service charges on customers' deposit accounts, credit card interchange fees, merchant discount fees, commissions on nondeposit product investment sales and mortgage origination and other fees on loans, was $258,000 for the quarter ended June 30, 1996 compared to $160,000 for the second quarter of 1995, or an increase of 61%. The majority of the increase is directly related to the increase in insurance commission fee income ($42,000 or 42% of the increase) related to the higher level of activity for both the Bank and the Finance Company. Included in this amount is commissions on annuity sales made in the Bank's nondeposit investment department which increased $28,000 during the second quarter of 1996 as compared to the second quarter of 1995. Also included is earned commissions on credit-related insurance products of the Finance Company which increased $13,000 during the same period. A portion of the higher amount in other income is related to the increase in the number of deposit accounts and transactions subject to service charges and fees (approximately $11,000, or 11% of the increase), the higher volume of transactions and merchant activity in the Bank's credit card portfolio ($14,000 or 14% of the increase). The remainder of the increase, is related to late charge income and other income generated by the Finance Company in the second quarter of 1996 which had eight branches active as compared to five branches during the second quarter of 1995, a higher level of activity in the Bank's mortgage loan department generating an increase in origination fee income, and the increased volume of brokerage and other nondeposit financial service transactions generating commission fee income.

     For the quarter ended June 30, 1996, total overhead expenses were $1,044,000 which is an increase of 111% over the amount incurred for the quarter ended June 30, 1995 of $767,000. The most significant item included in other expenses is salaries, wages and benefits which amounted to $565,000 for the quarter ended June 30, 1996 as compared to $386,000 for the quarter ended June 30, 1995. The increase of $179,000 or 46% is a result of (1) normal annual raises; (2) the Bank increasing the total number of employees between June 30, 1995 and 1996 from 31 to 36 (a 16% increase in personnel); and (3) the Finance Company's operations which amounted to $133,000 for the 22 employees during the second quarter of 1996 compared to $64,000 for the 11 employees for the comparable quarter of 1995. The Finance Company's operations accounted for 39% of the increase in salaries and benefits for the second quarter of 1996 as compared to the prior year.

     The 47% ($29,000) increase in occupancy expenses and the 42% ($28,000) increase in furniture, fixtures, and equipment ("FFE") between the second quarters of 1995 and 1996 are primarily related to (1) expenses associated with the operations of the second Bank branch opened in August 1995 (65% of the increase or $38,000); and (2) the addition of three branches of the Finance Company during the latter half of 1995 (35% of the increase).

     Included in the line item "other operating expenses", which increased $40,000 or 16% from the comparable quarter of 1995, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for a net $22,000 increase (52% of the total increase), primarily related to the increased level of activity and number of accounts as compared to the prior year, and the higher telephone, advertising, courier, and supplies expenses associated with the second Bank branch added in August 1995. Increases in these areas were partially offset by the $32,000 decrease in FDIC deposit premium insurance related to the reduction in premium rates in the latter half of 1995 and Bank's being assessed at the lowest rate given its well-capitalized capital ratios. The remainder of the consolidated increase, or $18,000, was generated by the activity of the Finance Company with eight operational offices in the second quarter of 1996 compared to five for the comparable period of the prior year, primarily related to credit reports, license fees, acquisition premium amortization, and office support.

INCOME TAXES

     For the quarter ended June 30, 1996, the Company reported $160,000 in income tax expense, or an effective tax rate of 38%. This is compared to income tax expense of $102,000 for the same quarter of the prior year, or an effective tax rate of 36%.



RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND
1995

GENERAL

     The Company reported consolidated net income for the six months ended June 30, 1996 of $425,000, compared to net income of $330,000 for the six months ended June 30, 1995, or an improvement of approximately $95,000 or 29%. The increase in consolidated earnings for the 1996 period is attributable to a $665,000 or 36% increase in the Company's net interest income related to the higher level of earnings assets in 1996 as compared to the prior year.

     Summit National Bank recorded net earnings of $392,000 for the six months ended June 30, 1996 compared to $387,000 for the same period of 1995. The increase in net income for this subsidiary resulted from (1) a $349,000 (20%) increase in the Bank's net interest income which was directly related to a 37% higher level of earning assets offset by a 32 basis point drop in average yield on assets during the declining rate environment in 1996; and (2) a 70% increase in other income of $175,000 resulting most significantly from an increase in the activity of the nondeposit financial services area of the Bank. These increases were offset by the $375,000 or 30% higher other operating expenses primarily related to the new branch location opened in August 1995 and the $117,000 increase required in the provision for loan losses between the two periods related to higher loan originations in 1996.

     The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded a net loss for the six month period of 1996 of $(5,000) compared to a net loss of $(76,000) for the six months ended June 30, 1995. The $71,000 improvement in operating results of this subsidiary is primarily related to the higher level of outstanding loans for the 1996 period as compared to the 1995 period which generated a 233% increase in interest income. The higher interest income was offset somewhat by the 102% increase in other operating expenses as the subsidiary continued to grow and add branch offices during the end of 1995 and into 1996.

NET INTEREST INCOME

     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. During the six months ended June 30, 1996, the Company recorded consolidated net interest income of $2,509,000, a 36% increase from the net interest income of $1,844,000 for the six months ended June 30, 1995. The increase in this amount is directly related to (1) the increase in the loan and deposit volume of the Bank of 34% and 41%, respectively; and (2) the contribution of the Finance Company as its earning assets continued to grow.

     For the six month periods ended June 30, 1996 and 1995, the Company's consolidated net interest margin was 4.53% and 4.57%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decline in the Bank's net interest margin of 52 basis points during the period (related primarily to the decline in the prime rate during the period) was offset by increases in the Finance Company's margin.

INTEREST INCOME

     For the six months ended June 30, 1996, the Company's earning assets averaged $111,330,000 and had an average yield of 8.85%. This compares to average earning assets of $81,303,000 for the six month period of 1995, yielding approximately 8.68%. Thus, the significant contributor to the increase in interest income of $1,400,000 or 40% between the six month periods ended June 30, 1995 and 1996 is the increase in volume of earning assets of 37% combined with the 17 basis point improvement in average yield on assets for the period.

     Consolidated loans average approximately 74% of the Company's average earning assets. The majority of the Company's loans are tied to the prime rate (approximately 60% of the Bank's portfolio is at floating rates), which averaged 8.30% and 8.91% for the six months ended June 30, 1996 and 1995, respectively. During the six month period of 1996, the Bank's loans averaged $81,087,000, yielding an average of 8.91%, compared to $60,620,000, yielding an average of 9.25% for the six month period of 1995. The decline in the average yield on the Bank's loans is directly related to the drop in the average prime rate during the period. The decline in Bank yield was offset by an increase in the average yield of the Finance Company loans and the increase in the relative percentage of the Finance Company's loans to the total portfolio, currently 2.5% of consolidated average loans, thus the consolidated average yield on loans actually increase 24 basis points to 9.92% for the six month period of 1996. The higher level of average loans, combined with the increase in average rate, resulted in an increase of interest income on loans of $1,143,000 or 39%.

     Investment securities averaged $22,444,000 or 20% of average earning assets and yielded 5.90% during the six month period of 1996, compared to average securities of $15,780,000 yielding 5.45% for the six months ended June 30, 1995. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased during the latter half of 1995 and into 1996 as well as the maturities of some investments at lower than current market yields. The higher level of average securities, combined with the increase in average rate, resulted in an increase of interest income on securities of $232,000 or 54%.

INTEREST EXPENSE

     The Company's interest expense for the six months ended June 30, 1996 was $2,390,000. The increase of 44% from the comparable quarter in 1995 of $1,655,000 was related to the 41% increase in average volume of interest-bearing liabilities, combined with the increase in average rate of 11 basis points. Interest-bearing liabilities averaged $94,463,000 for the six month period of 1996 with an average rate of 5.09%. This compares to average interest-bearing liabilities of $66,970,000 with an average rate of 4.98% for the six months ended June 30, 1995. The increase in the average rate was primarily the result of the significant growth in deposits between June 30, 1995 and 1996, which occurred primarily during the fourth quarter of 1995 and the first quarter of 1996 and occurred principally in the time deposits and money market deposit accounts. These new deposits were added at market rates and some premium rates as the Bank promoted its new branch in the latter half of 1995. These deposits did not reprice with the general falling interest rate environment in the latter half of 1995 and into 1996 as the average maturity of the time deposits is approximately 10 months. Further, continued competition in the Bank's primary market did not permit the Bank to drop rates on interest-bearing liabilities as rapidly or as much as the decline in rates earned on assets.

PROVISION FOR LOAN LOSSES

     As discussed previously, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for potential losses in the loan portfolio.

     Included in the net income for the six months ended June 30, 1996 is a provision for loan losses of $186,000 compared to a provision of $77,000 for the six month period of 1995. The increase in the provision was a result of
(1) the higher net originations for the first six months of 1996 of $11,800,000 as compared to $6,417,000 for the same period of 1995; and (2) the larger percentage of the Finance Company loans to the consolidated total as these generally have higher inherent risk than do loans of the Bank. At June 30, 1996, the consolidated allowance for loan losses was $1,267,000 or 1.43% of total gross loans. This compares to an allowance of $908,000 or 1.36% of gross loans at June 30, 1995. For the six months ended June 30, 1996, the Company was in a net recovery position as the Finance Company incurred net charge-offs of $14,000 (.68% of average loans of the Finance Company) while the Bank recorded net recoveries of previously charged-off loans of $14,500 during the six months ended June 30, 1996. This is compared to net charge-offs of $21,000 for the comparable period of 1995.

OTHER INCOME AND EXPENSES

     Other income, which is primarily related to service charges on customers' deposit accounts, credit card interchange fees, merchant discount fees, commissions on nondeposit product investment sales and mortgage origination and other fees on loans, was $501,000 for the six months ended June 30, 1996 compared to $259,000 for the first six months of 1995, or an increase of 61%. The majority of the increase is directly related to the increase in insurance commission fee income ($80,000 or 33% of the increase) related to the higher level of activity for both the Bank and the Finance Company. Included in this amount is commissions on annuity sales made in the Bank's nondeposit investment department which increased $45,000 during the first six months of 1996 from the comparable period of 1995.

Also included is earned commissions on credit-related insurance products of the Finance Company which increased $35,000 during the same period. A portion of the higher amount in other income is related to the increase in the number of deposit accounts and transactions subject to service charges and fees (10% of the increase or $25,000), the higher volume of transactions and merchant activity in the Bank's credit card portfolio ($33,000 or 13% of the increase). The remainder of the increase is related to (1) late charge income and other income generated by the Finance Company in the first six months of 1996 which accounted for $32,000 or 13% of the increase; and (2) a higher level of activity in the Bank's nondeposit financial services and brokerage department in 1996 which accounted for $63,000 of the increase or 26%.

     For the six months ended June 30, 1996, total overhead expenses were $2,137,000 which is an increase of 41% over the amount incurred for the six months ended June 30, 1995 of $1,512,000. The most significant item included in other expenses is salaries, wages and benefits which amounted to $1,149,000 for the six months ended June 30, 1996 as compared to $772,000 for the six months ended June 30, 1995. The increase of $377,000 or 49% is a result of
(1) normal annual raises; (2) the Bank increasing the total number of employees between June 30, 1995 and 1996 from 31 to 36 (a 16% increase in personnel); and (3) the Finance Company's operations which amounted to $269,000 for the first six month of 1996 when there were eight operational branches, compared to $124,000 for the comparable period of 1995 when there were five operational branches, two of which were added in May 1995. The Finance Company's operations accounted for 38% of the increase in salaries and benefits for the six month period of 1996 as compared to the prior year.

     The 49% ($62,000) increase in occupancy expenses and the 50% ($65,000) increase in furniture, fixtures, and equipment ("FFE") between the first six months of 1995 and 1996 are primarily related to (1) expenses associated with the operations of the second Bank branch opened in August 1995 (64% of the increase or $82,000); and (2) the addition of three branches of the Finance Company during the latter half of 1995 (35% of the increase or $45,000).

     Included in the line item "other operating expenses", which increased $120,000 or 25% from the comparable period of 1995, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for a net $61,000 increase (51% of the total increase), primarily related to the increased level of activity and number of accounts as compared to the prior year, and the higher telephone, advertising, courier, and supplies expenses associated with the second Bank branch added in August 1995. Increases in these areas were partially offset by the $70,000 decrease in FDIC deposit premium insurance related to the reduction in premium rates in the latter half of 1995 and Bank's being assessed at the lowest rate given its well-capitalized capital ratios. The remainder of the consolidated increase, or $59,000, was generated by the activity of the Finance Company with eight operational offices in the first six months of 1996 compared to five for the comparable period of the prior year, primarily related to credit reports, license fees, acquisition premium amortization, and office support.

INCOME TAXES

     For the six months ended June 30, 1996, the Company reported $262,000 in income tax expense, or an effective tax rate of 38%. This is compared to income tax expense of $184,000 for the same period of the prior year, or an effective tax rate of 36%.

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and maturing loans. The Company's primary liquid assets accounted for 20% and 18% of average assets at June 30, 1996 and 1995, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include borrowing on a short-term basis from the Federal Home Loan Bank and Federal Reserve System, purchasing federal funds from other financial institutions, and increasing deposits by raising rates paid.

     The Company's core deposits consist of consumer time deposits, savings and NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 69% and 70% of earning assets during the first six months of 1996 and 1995, respectively. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are held primarily by customers in the Company's service area who have dealt with the Company since its inception.

     Summit Financial Corporation, the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has $1.7 million in available liquidity remaining from its initial public offering. In addition, Summit Financial has an available line of credit in the amount of $800,000 with an unaffiliated financial institution. A further source of liquidity for Summit Financial includes management fees and debt service which are paid by its subsidiary on a monthly basis.

     Liquidity needs of Freedom Finance, primarily for the funding of loan originations, acquisitions, and operating expenses, have been meet to date through line of credit facilities provided by the parent company and Summit National Bank, a sister company.

     The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse affect on the Company's liquidity position.

CAPITAL RESOURCES

     The capital needs of the Company have been met to date through the $10 million in capital raised in its initial offering of common stock and the retention of earnings.

     Effective December 31, 1990, regulatory authorities adopted risk-based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off-balance sheet items. The Federal Reserve Board and the Office of the Comptroller of Currency currently requires a risk-based capital ratio of 8% for bank holding companies and banks, of which, at least 4% must consist of core capital. Based upon these guidelines, the risk-based capital requirement for the Company was approximately $7,622,000 at June 30, 1996. The risk-based capital ratio at June 30, 1996 is 12.8% for the Company and 10.9% for the Bank, of which 11.6% and 9.7%, respectively, is core capital.

     The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.


EFFECT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation.

     Unlike most other industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect in a financial institution's performance than does the effect of inflation.

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Most of the Company's liabilities are issued with fixed terms and can be repriced only at maturity. The degree of interest rate sensitivity of the Company's assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.


ACCOUNTING, REPORTING AND REGULATORY MATTERS

     SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" was issued in late 1994 and is effective for fiscal years ending after December 15, 1994, except for entities with less than $150 million in total assets. For those entities, this statement is effective for fiscal years ending after December 15, 1995. SFAS No. 119 requires disclosure about amounts, nature, and terms of derivative financial instruments. It also requires that a distinction be made between financial instruments held or issued for trading purposes or issued for purposes other than trading. The adoption of this statement has not had a material impact on the Company as it is not involved with derivatives at this time.

     On March 31, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. Based on the Company's current balance sheet, the adoption of this statement has not had a material effect on the Company.

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65" which is effective prospectively for years beginning after December 15, 1995. The statement requires the recognition of an asset for the right to service mortgage loans for others, regardless of how those rights were acquired (either purchased or originated). Further, it amends SFAS 65 to require assessment of impairment based on fair value. The Company recently commenced the origination and sale of mortgage loans. Currently, the Company is pre-selling all mortgages servicing released and, based upon the Company's present mortgage lending operation, the adoption of this statement has not had a material effect on the Company.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation". This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 123 provides guidance on the valuation of compensation costs arising from both fixed and performance stock compensation plans. SFAS No. 123 encourages but does not require entities to account for stock compensation awards based on their estimated fair value on the date they are granted. Entities can continue to follow current accounting requirements, which generally do not result in an expense charge for most options. However, they must disclose in a footnote to their financial statements what the effect on net income would have been had they recognized expense for the options. The Company has continued its current accounting practice. Therefore, the adoption of this statement has not had an effect on the Company's operating results.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which will become effective at the beginning of 1997. The statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The Company does not anticipate that adoption of this standard will have a material effect on the Company's financial statements in 1997.

                   SUMMIT FINANCIAL CORPORATION

                    PART II. OTHER INFORMATION



Item 1.   Legal Proceedings.

               The Corporation and its subsidiaries from time to time and currently are involved as plaintiff or defendant in various legal actions incident to its business. There are no material actions currently pending.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K:

               None.

                   SUMMIT FINANCIAL CORPORATION

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SUMMIT FINANCIAL CORPORATION


Dated: August 7, 1996              /s/ J. Randolph Potter
                              J. Randolph Potter, President
                               and Chief Executive Officer


Dated: August 7, 1996              /s/ Blaise B. Bettendorf
                              Blaise B. Bettendorf, Senior
                               Vice President and Chief
                               Financial Officer

                        INDEX TO EXHIBITS


No.       Description

27        Financial Data Schedule