Form 10-Q
period 1996-09-30
SUMMIT FINANCIAL CORP
filed 1996-11-14
CIK 856223

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended September 30, 1996

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

As of October 30, 1996, 1,270,979 shares of $1.00 par value common stock were outstanding.

                   SUMMIT FINANCIAL CORPORATION

                        TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


Item                                                        Page

1.   Consolidated Financial Statements (Unaudited):

     Consolidated Balance Sheets as of September 30, 1996
      and December 31, 1995                                           3

     Consolidated Statements of Operations for the
      Quarters Ended September 30, 1996 and 1995                      4

     Consolidated Statements of Operations for the
      Nine Months Ended September 30, 1996 and 1995                   5

     Consolidated Statements of Shareholders' Equity
      for the Nine Months Ended September 30, 1996
      and for the Year Ended December 31, 1995                        6

     Consolidated Statements of Cash Flows for the Nine
      Months Ended September 30, 1996 and 1995                        7

     Notes to Consolidated Financial Statements                       8

2.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations for the Quarters Ended and the
      Nine Months Ended September 30, 1996 and 1995                9-19


Part II - Other Information                                          20


Signatures                                                           21

                   SUMMIT FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS


September 30,
1996
December 31,
1995



(Unaudited)





ASSETS:




Cash and interest-bearing deposits
$4,678,095
$6,345,071


Federal funds sold
4,855,000
9,100,000


Investment securities available for
 sale (amortized cost of $19,817,000
 and $19,995,000)
19,589,607
20,085,151


Investments in stock of FRB, FHLB and
 other, at cost

634,340

512,340


Loans, net of unearned income and net
 of allowance for loan losses of
$1,398,461 and $1,067,584
92,801,697
74,644,469


Premises and equipment, net
2,568,691
2,735,630


Other assets
2,119,979
1,649,021


     TOTAL ASSETS
$127,247,409
$115,071,682


LIABILITIES:




Demand deposits
$13,487,688
$13,863,019


Interest-bearing demand deposits
5,443,502
4,891,911


Savings and money market deposits
24,571,588
28,181,365


Time deposits, $100,000 and over
22,886,028
19,777,667


Other time deposits
45,189,719
32,605,103


     TOTAL DEPOSITS
111,578,525
99,319,065


Securities sold under repurchase
agreements and federal funds purchased
1,744,786
1,560,933


Other borrowings
1,700,000
2,000,000


Other liabilities
996,338
1,528,182


     TOTAL LIABILITIES
116,019,649
104,408,180







SHAREHOLDERS' EQUITY:




Common stock ($1.00 par value;
20,000,000 shares authorized; issued
and outstanding 1,270,979 and
1,267,251 shares)
1,270,979
1,267,251


Additional paid-in capital
9,366,019
9,342,451


Retained earnings
746,282
-


Unrealized net (loss) gain on
investments available for sale, net
of income taxes
(155,520)
53,800


     TOTAL SHAREHOLDERS' EQUITY
11,227,760
10,663,502


     TOTAL LIABILITIES AND EQUITY
$127,247,409
$115,071,682



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SUMMIT FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS


For the Quarters Ended
September 30,



1996
1995



(Unaudited)




INTEREST INCOME:




 Loans
$2,350,831
$1,685,374


 Taxable investment securities
307,429
240,995


 Nontaxable investment securities
7,591
         -


 Federal funds sold
44,200
53,301


 Other
32,347
34,094



2,742,398
2,013,764


INTEREST EXPENSE:




 Deposits
1,195,843
949,522


 Other
56,736
45,395



1,252,579
994,917


Net interest income
1,489,819
1,018,847


Provision for loan losses
(127,600)
(63,200)


Net interest income after provision for
 loan losses
1,362,219
955,647


OTHER INCOME:




 Service charges and fees
42,774
38,153


 Credit card service fees and income
51,047
42,454


 Insurance commission fee income
46,295
21,898


 Other income
101,796
49,291



241,912
151,796


OTHER OPERATING EXPENSES:




 Salaries, wages and benefits
560,456
453,794


 Occupancy
99,341
86,991


 Furniture, fixtures and equipment
105,537
94,619


 Other operating expenses
315,640
287,407



1,080,974
922,811


Net income before income taxes
523,157
184,632


Provision for income taxes
(202,000)
(69,600)


NET INCOME
$321,157
$115,032


PER SHARE DATA:




  Primary
$0.24
$0.09


  Fully diluted
$0.24
$0.09


AVERAGE SHARES OUTSTANDING:




  Primary
1,343,564
1,336,615


  Fully Diluted
1,343,564
1,336,615







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SUMMIT FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS


For the Nine Months Ended
September 30,



1996
1995



(Unaudited)




INTEREST INCOME:




 Loans
$6,398,097
$4,589,593


 Taxable investment securities
952,475
667,842


 Nontaxable investment securities
21,582
         -


 Federal funds sold
159,481
161,292


 Other
109,540
94,032



7,641,175
5,512,759


INTEREST EXPENSE:




 Deposits
3,486,144
2,511,695


 Other
156,623
138,506



3,642,767
2,650,201


Net interest income
3,998,408
2,862,558


Provision for loan losses
(313,100)
(139,800)


Net interest income after provision for
 loan losses
3,685,308
2,722,758


OTHER INCOME:




 Service charges and fees
127,446
97,734


 Credit card service fees and income
163,336
122,142


 Insurance commission fee income
143,632
42,116


 Other income
308,505
148,345



742,919
410,337


OTHER OPERATING EXPENSES:




 Salaries, wages and benefits
1,709,896
1,225,771


 Occupancy
287,952
213,167


 Furniture, fixtures and equipment
302,468
226,135


 Other operating expenses
917,629
769,279



3,217,945
2,434,352


Net income before income taxes
1,210,282
698,743


Provision for income taxes
(464,000)
(253,300)


NET INCOME
$746,282
$445,443


PER SHARE DATA:




  Primary
$0.56
$0.33


  Fully diluted
$0.56
$0.33


AVERAGE SHARES OUTSTANDING:




  Primary
1,343,081
1,336,079


  Fully Diluted
1,343,081
1,336,079







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SUMMIT FINANCIAL CORPORATION
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1995


Shares
Amount
Additional
paid-in
capital
Retained
earnings
Unrealized
net gain
(loss) on
investments
available
for sale,
net of
income taxes
Total
shareholders'
equity













Balance at December 31, 1994
1,207,167
$1,207,167
$8,878,260
-
($239,595)
$9,845,832











Net income for the year ended
December 31, 1995
-
-
-
528,595
-
528,595











Change in unrealized net loss
on securities available for
sale, net of income taxes
-
-
-
-
293,395
293,395











Issuance of 5% stock
distribution paid 2/5/96
60,084
60,084
464,191
(524,275)
-
-











Cash paid in lieu of fractional
shares on 5% stock distribution
-
-
-
(4,320)
-
(4,320)











Balance at December 31, 1995
1,267,251
1,267,251
9,342,451
-
53,800
10,663,502











Net income for the nine months
ended September 30, 1996
-
-
-
746,282
-
746,282











Change in unrealized net loss
on securities available for
sale, net of income taxes
-
-
-
-
(209,320)
(209,320)











Stock issued pursuant to
employee stock option plan
3,728
3,728
23,568
  -
-
27,296











Balance at September 30, 1996
1,270,979
$1,270,979
$9,366,019
$746,282
($155,520)
$11,227,760




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SUMMIT FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Nine Months Ended
September 30,



1996
1995



(Unaudited)




Cash flows from operating activities:




 Net income
$746,282
$445,443


 Adjustments to reconcile net income to net cash provided by operating activities:




   Provision for loan losses
313,100
139,800


   Depreciation and amortization
231,776
158,735


   Net amortization (accretion) of net premium
    (discount) on investments
9,840
(9,500)


   Increase in other assets
(470,958)
(162,715)


   (Decrease) increase in other liabilities
(423,864)
100,864


Net cash provided by operating activities
406,176
672,627


Cash flows from investing activities:




 Purchases of securities available for sale
(7,822,006)
(5,977,289)


 Proceeds from maturities and sales of
  securities available for sale
7,990,410
3,450,000


 Purchases of securities held to maturity
-
(512,522)


 Proceeds from maturities of securities held to
  maturity
-
110,194


 Purchases of Federal Home Loan Bank Stock
(122,000)
(14,000)


 Net increase in loans
(17,370,901)
(9,662,506)


 Purchases of net finance loans receivable
(1,099,427)
-


 Purchases of fixed assets
(64,837)
(1,753,377)


Net cash used in investing activities
(18,488,761)
(14,359,500)


Cash flows from financing activities:




 Net increase in deposit accounts
12,259,460
22,347,305


 Net increase (decrease) in securities sold
  under repurchase agreements and federal funds
  purchased
183,853
                                                    (2,837,567)


                                  Repayment of other borrowings
                                                    (2,000,000)
                               -


                 Advances from other borrowings
                           1,700,000
                               -


         Proceeds from stock issuance pursuant to
                    employee stock option plan
                             27,296
                               -


           Net cash provided by financing activities
                           12,170,609
                           19,509,738


        Net (decrease) increase in cash and cash
                          equivalents
                          (5,911,976)
                           5,822,865


         Cash and cash equivalents, beginning of period
                           15,445,071
                           6,012,494


            Cash and cash equivalents, end of period
                           $9,533,095
                          $11,835,359







                   Supplemental information:




              Cash paid during period for interest
                           $3,724,885
                           $2,460,460


            Cash paid during period for income taxes
                            $612,939
                            $363,662


         Change in market value of investment
                   securities available for sale
                           ($317,300)
                            $391,800

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SUMMIT FINANCIAL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1996


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

     During 1994 the Company formed a consumer finance company, Freedom Finance, Inc., (the Finance Company), which commenced operations in November 1994. The Finance Company makes and services small installment loans to individuals from its ten offices throughout South Carolina.

     The unaudited consolidated financial statements of the Company at September 30, 1996 and for the periods ended September 30, 1996 and 1995 were prepared in accordance with the instructions for Form 10-Q and, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 1996, and the results of operations and cash flows for the periods ended September 30, 1996 and 1995 have been included. The results for the quarter or nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

     For the first nine months of 1996 the Company reported net income of $746,000 or $.56 per share, an improvement of approximately $301,000 compared to the net income for the first nine months of 1995 of $445,000 or $.33 per share.

     Total assets increased approximately $12,176,000 or 11% from December 31, 1995 to September 30, 1996. Deposits increased approximately $12,259,000 or 12% during the period. The increase in deposits, combined with the $1,667,000 (26%) decrease in cash and interest-bearing deposits and the $4,245,000 (47%) reduction in federal funds sold, funded gross loan growth of $18,488,000 (24%).

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL

     The Company reported consolidated net income for the quarter ended September 30, 1996 of $321,000, compared to net income of $115,000 for the quarter ended September 30, 1995, or an improvement of approximately $206,000 or 179%. The increase in consolidated earnings for the 1996 period is primarily attributable to a $471,000 or 46% increase in the Company's net interest income related to the higher level of earning assets in 1996 as compared to the prior year. The increase in net interest income was somewhat offset by a higher loan loss provision and increases in other operating expenses.

     Summit National Bank recorded net earnings of $306,000 for the quarter ended September 30, 1996 which was a 93% increase from the second quarter of 1995 earnings of $159,000. The increase in net income for this subsidiary resulted from (1) a $274,000 (31%) increase in the Bank's net interest income which was directly related to a 29% higher level of earning assets; and (2) a $53,000 or 40% increase in other income to total $188,000 resulting most significantly from an increase in the activity of the nondeposit financial services area of the Bank.

     The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded a net loss for the third quarter of 1996 of $(4,000) compared to a net loss of $(56,000) for the quarter ended September 30, 1995. The $52,000 improvement in operating results of this subsidiary is primarily related to the higher level of outstanding loans for the 1996 period as compared to the 1995 period which generated a 180% increase in interest income. The higher interest income was offset somewhat by increases in other operating expenses as the subsidiary continued to grow and add branch offices during the end of 1995 and into 1996.

NET INTEREST INCOME

     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended September 30, 1996, the Company recorded consolidated net interest income of $1,490,000, a 46% increase from the net interest income of $1,019,000 for the quarter ended September 30, 1995. The increase in this amount is directly related to
(1) the increase in the loan and interest-bearing deposit volume of the Bank of 32% and 30%, respectively; and (2) the contribution of the Finance Company as its earning assets continued to grow.

     For the quarters ended September 30, 1996 and 1995, the Company's consolidated net interest margin was 5.05% and 4.39%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase is related to the Bank's net interest margin which increased 7 basis points as a result of the decline in the average cost of liabilities and the increase in average yield on investments during the period, offset by the drop in the average prime rate during the period. The remainder of the increase in net interest margin is related to increases in the Finance Company's margin.

INTEREST INCOME

     For the quarter ended September 30, 1996, the Company's earning assets averaged $117,341,000 and had an average yield of 9.30%. This compares to average earning assets of $92,037,000 for the third quarter of 1995, yielding approximately 8.68%. Thus, the significant contributor to the increase in interest income of $729,000 or 36% between the quarters ended September 30, 1995 and 1996 is the increase in volume of earning assets of 27%, combined with the 62 basis point increase in average yield.

     Consolidated loans averaged approximately 78% of the Company's average earning assets. The majority of the Company's loans are tied to the prime rate (approximately 57% of the Bank's portfolio is at floating rates), which averaged 8.25% and 8.87% for the quarters ended September 30, 1996 and 1995, respectively. During the third quarter of 1996, the Bank's loans averaged $88,927,000, yielding an average of 8.96%, compared to $67,624,000, yielding an average of 9.20% for the third quarter of 1995. The decline in the average yield on the Bank's loans is directly related to the drop in the average prime rate during the period. The decline in Bank yield was offset by an increase in the average yield of the Finance Company loans, which account for 3.3% of consolidated average loans, and the consolidated average yield on loans increased to 10.27% for the third quarter of 1996. The higher level of average loans, combined with the increase in average rate, resulted in an increase of interest income on loans of $665,000 or 39%.

     Investment securities averaged $20,668,000 or 18% of average earning assets and yielded 6.06% during the third quarter of 1996, compared to average securities of $17,019,000 yielding 5.62% for the quarter ended September 30, 1995. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased during the latter half of 1995 and into 1996 as well as the maturities of some investments at lower than current market yields. The higher level of average securities, combined with the increase in average rate, resulted in an increase of interest income on securities of $74,000 or 31%.

INTEREST EXPENSE

     The Company's interest expense for the quarter ended September 30, 1996 was $1,253,000. The increase of 26% from the comparable quarter in 1995 of $995,000 was related to the 31% increase in average volume of interest-bearing liabilities, offset somewhat by the decrease in average rate of 18 basis points. Interest-bearing liabilities averaged $98,888,000 for the third quarter of 1996 with an average rate of 5.04%. This compares to average interest-bearing liabilities of $75,680,000 with an average rate of 5.22% for the quarter ended September 30, 1995. The decrease in the average rate was primarily the result of repricing of maturing certificates of deposits to lower current market rates during the third quarter of 1996 and the reduction of the average rate paid on money market deposit accounts between the third quarter of 1995 and 1996.

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

     Included in the net income for the quarter ended September 30, 1996 is a provision for loan losses of $128,000 compared to a provision of $63,000 for the third quarter of 1995. At September 30, 1996, the consolidated allowance for loan losses was $1,398,000 or 1.46% of total gross loans. This compares to an allowance of $962,000 or 1.38% of gross loans at September 30, 1995.
For the quarter ended September 30, 1996, the Company reported net charge-offs of $40,000, which is a result of the Finance Company net charge-offs of $28,000 (3.60% of average loans of the Finance Company) combined with the Bank's net charge-offs for the third quarter of 1996 of $12,000 during the quarter ended September 30, 1996. This is compared to consolidated net charge-offs of $14,000 for the comparable quarter of 1995. Loans on nonaccrual status at September 30, 1996 totaled $1,000 and there were no nonaccrual loans at September 30, 1995. Loans past due 90 days and greater totaled $94,000 or 0.10% of gross loans at September 30, 1996 and $31,000 or
 .04% of gross loans at September 30, 1995. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are ninety days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at September 30, 1996 represents management's estimate of potential future losses in the loan portfolio at that date.


OTHER INCOME AND EXPENSES

     Other income, which is primarily related to service charges on customers' deposit accounts, credit card interchange fees, merchant discount fees, commissions on nondeposit product investment sales and mortgage origination fees, was $242,000 for the quarter ended September 30, 1996 compared to $152,000 for the third quarter of 1995, or an increase of 59%.
The majority of the increase is related to the increase in insurance commission fee income ($24,000 or 27% of the increase) and nondeposit sale commission income which increased approximately $42,000 (47% of the increase). These increases are related to the higher level of activity for both the Bank and the Finance Company.

     A portion of the higher amount in other income is related to the higher volume of transactions and merchant activity in the Bank's credit card portfolio ($9,000 or 10% of the increase). The remainder of the increase, is related to late charge income and other income generated by the Finance Company in the third quarter of 1996 which had ten branches active as compared to seven branches during the third quarter of 1995, and a higher level of activity in the Bank's mortgage loan department generating an increase in origination fee income.

     For the quarter ended September 30, 1996, total overhead expenses were $1,081,000 which is an increase of 17% over the amount incurred for the quarter ended September 30, 1995 of $923,000. The most significant item included in other expenses is salaries, wages and benefits which amounted to $560,000 for the quarter ended September 30, 1996 as compared to $454,000 for the quarter ended September 30, 1995. The increase of $107,000 or 24% is a result of (1) normal annual raises; and (2) the Finance Company's operations which increased $74,000 or 78% related to the additional offices and staff (approximately 14 new employees) between the third quarters of 1995 and 1996. The Finance Company's operations accounted for 69% of the increase in salaries and benefits for the third quarter of 1996 as compared to the prior year.

     The 14% ($12,000) increase in occupancy expenses and the 12% ($11,000) increase in furniture, fixtures, and equipment ("FFE") between the third quarters of 1995 and 1996 are primarily related to the additional branches of the Finance Company in the third quarter of 1996 as compared to the prior year.

     Included in the line item "other operating expenses", which increased $28,000 or 10% from the comparable quarter of 1995, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. Also included in this line item for activity of the Finance Company are charges for credit reports, license fees, acquisition premium amortization, and office support. These items increase in relation to the volume of activity, number of branches and number of customer accounts.

INCOME TAXES

     For the quarter ended September 30, 1996, the Company reported $202,000 in income tax expense, or an effective tax rate of 38.5%. This is compared to income tax expense of $70,000 for the same quarter of the prior year, or an effective tax rate of 37.5%.


RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL

     The Company reported consolidated net income for the nine months ended September 30, 1996 of $746,000, compared to net income of $445,000 for the nine months ended September 30, 1995, or an improvement of approximately $301,000 or 68%. The increase in consolidated earnings for the 1996 period is attributable to a $1,136,000 or 40% increase in the Company's net interest income related to the higher level of earnings assets in 1996 as compared to the prior year.

     Summit National Bank recorded net earnings of $698,000 for the nine months ended September 30, 1996 compared to $545,000 for the same period of 1995. The 28% increase in net income for this subsidiary resulted from (1) a $624,000 (24%) increase in the Bank's net interest income which was directly related to a 34% higher level of earning assets offset by a 22 basis point drop in average yield on assets during the declining rate environment in 1996; and (2) a 60% increase in other income of $228,000 resulting most significantly from an increase in the activity of the nondeposit financial services area of the Bank. These increases were somewhat offset by the $409,000 or 21% higher other operating expenses primarily related to the new branch location opened in August 1995 and the $169,000 increase in the provision for loan losses between the two periods relating to higher loan originations in 1996.

     The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded a net loss for the nine month period of 1996 of $(9,000) compared to a net loss of $(132,000) for the nine months ended September 30, 1995. The $123,000 improvement in operating results of this subsidiary is primarily related to the 182% increase in the level of outstanding loans for the 1996 period as compared to the 1995 period which generated a 211% increase in interest income. The higher interest income was offset somewhat by the 86% increase in other operating expenses as the subsidiary continued to grow and add branch offices during the latter part of 1995 and into 1996.

NET INTEREST INCOME

     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. During the nine months ended September 30, 1996, the Company recorded consolidated net interest income of $3,998,000, a 40% increase from the net interest income of $2,863,000 for the nine months ended September 30, 1995. The increase in this amount is directly related to (1) the increase in the loan and interest-bearing deposit volume of the Bank of 33% and 37%, respectively; and (2) the contribution of the Finance Company as its earning assets continued to grow.

     For the nine month periods ended September 30, 1996 and 1995, the Company's consolidated net interest margin was 4.70% and 4.44%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decline in the Bank's net interest margin of 30 basis points from 4.12% to 3.82% during the period (related primarily to the decline in the prime rate during the period) was offset by increases in the Finance Company's margin.

INTEREST INCOME

     For the nine months ended September 30, 1996, the Company's earning assets averaged $113,626,000 and had an average yield of 8.98%. This compares to average earning assets of $86,220,000 for the nine month period of 1995, yielding approximately 8.55%. Thus, the significant contributor to the increase in interest income of $2,128,000 or 39% between the nine month periods ended September 30, 1995 and 1996 is the increase in volume of earning assets of 32% combined with the 43 basis point improvement in average yield on assets for the period.

     Consolidated loans average approximately 75% of the Company's average earning assets. The majority of the Company's loans are tied to the prime rate, which averaged 8.28% and 8.87% for the nine months ended September 30, 1996 and 1995, respectively. During the nine month period of 1996, the Bank's loans averaged $83,989,000, yielding an average of 8.90%, compared to $63,155,000, yielding an average of 9.21% for the nine month period of 1995. The decline in the average yield on the Bank's loans is directly related to the drop in the average prime rate during the period, offset somewhat by a change in the mix of fixed and variable rate loans in the portfolio as the Bank's fixed rate loans increased from approximately 40% of the portfolio to 43% between September 30, 1995 and 1996. The decline in the Bank's yield was offset by an increase in the average yield of the Finance Company loans and the increase in the relative percentage of the Finance Company's loans to the total portfolio, currently 3.3% of consolidated average loans, thus the consolidated average yield on loans actually increase 42 basis points to 10.01% for the nine month period of 1996. The higher level of average loans, combined with the increase in average rate, resulted in an increase in consolidated interest income on loans of $1,809,000 or 39%.

     Investment securities averaged $21,848,000 or 19% of average earning assets yielding 5.96% during the nine month period of 1996, compared to average securities of $16,195,000 yielding 5.51% for the nine months ended September 30, 1995. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased during the latter half of 1995 and into 1996 as well as the maturities of some investments at lower than current market yields. The higher level of average securities, combined with the increase in average rate, resulted in an increase of interest income on securities of $306,000 or 46%.

INTEREST EXPENSE

     The Company's interest expense for the nine months ended September 30, 1996 was $3,643,000. The increase of 37% from the comparable period in 1995 of $2,650,000 was directly related to the 37% increase in average volume of interest-bearing liabilities. Interest-bearing liabilities averaged $95,951,000 for the nine month period of 1996 with an average rate of 5.07%. This compares to average interest-bearing liabilities of $69,889,000 also with an average rate of 5.07% for the nine months ended September 30, 1995.

PROVISION FOR LOAN LOSSES

     As discussed previously, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for potential losses in the loan portfolio.

     Included in the net income for the nine months ended September 30, 1996 is a provision for loan losses of $313,000 compared to a provision of $140,000 for the nine month period of 1995. The increase in the provision was a result of (1) the higher net originations for the first nine months of 1996 of $17,371,000 as compared to $9,663,000 for the same period of 1995; and (2) the larger percentage of the Finance Company loans to the consolidated total as these generally have higher inherent risk than do loans of the Bank. At September 30, 1996, the consolidated allowance for loan losses was $1,398,000 or 1.46% of total gross loans. This compares to an allowance of $962,000 or 1.38% of gross loans at September 30, 1995. For the nine months ended September 30, 1996, the Company reported consolidated net charge-offs of $39,000 as the Finance Company incurred net charge-offs of $41,000 (2.30% of average loans of the Finance Company) while the Bank recorded net recoveries of previously charged-off loans of $2,000 during the nine months ended September 30, 1996. This is compared to net charge-offs of $18,000 for the comparable period of 1995.

OTHER INCOME AND EXPENSES

     Other income, which is primarily related to service charges on customers' deposit accounts, credit card interchange fees, merchant discount fees, commissions on nondeposit product investment sales and mortgage origination fees, was $743,000 for the nine months ended September 30, 1996 compared to $410,000 for the first nine months of 1995, or an increase of 81%. The majority of the increase is directly related to the increase in insurance commission fee income ($102,000 or 30% of the increase) related to the higher level of activity for both the Bank and the Finance Company. Included in this amount is commissions on annuity sales made in the Bank's nondeposit investment department which increased $49,000 during the first nine months of 1996 from the comparable period of 1995. Also included is earned commissions on credit-related insurance products of the Finance Company which increased $52,000 during the same period primarily related to the higher number of offices operating in 1996 as compared to 1995. A portion of the higher amount in other income is related to the increase in the number of deposit accounts and transactions subject to service charges and fees (9% of the increase or $30,000), the higher volume of transactions and merchant activity in the Bank's credit card portfolio ($41,000 or 12% of the increase). The remainder of the increase is related to (1) late charge income and other income generated by the Finance Company in the first nine months of 1996 related to the higher number of offices and customer accounts in 1996; and (2) a higher level of activity in the Bank's nondeposit financial services and brokerage department in 1996 which accounted for $109,000 of the increase or 33%.

     For the nine months ended September 30, 1996, total overhead expenses were $3,218,000 which is an increase of 32% over the amount incurred for the nine months ended September 30, 1995 of $2,434,000. The most significant item included in other expenses is salaries, wages and benefits which amounted to $1,710,000 for the nine months ended September 30, 1996 as compared to $1,226,000 for the nine months ended September 30, 1995. The increase of $484,000 or 40% is a result of (1) normal annual raises; (2) the Bank increasing the total number of employees related to the opening of the new branch in August 1995 by approximately 16%; and (3) the Finance Company's operations which amounted to $438,000 for the first nine month of 1996 when there were ten operational branches, compared to $219,000 for the comparable period of 1995 when there were seven operational branches.

     The 35% ($75,000) increase in occupancy expenses and the 34% ($76,000) increase in furniture, fixtures, and equipment ("FFE") between the first nine months of 1995 and 1996 are primarily related to (1) expenses associated with the operations of the second Bank branch which opened in August 1995; and (2) the addition of three branches of the Finance Company since the fourth quarter of 1995.

     Included in the line item "other operating expenses", which increased $148,000 or 19% from the comparable period of 1995, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for a net $58,000 increase (39% of the total increase), primarily related to the increased level of activity and number of accounts as compared to the prior year, and the higher telephone, advertising, courier, and supplies expenses associated with the second Bank branch added in August 1995. The remainder of the consolidated increase, or $90,000, was generated by the activity of the Finance Company with ten operational offices in the first nine months of 1996 compared to seven for the comparable period of the prior year, primarily related to credit reports, license fees, acquisition premium amortization, and office support.

INCOME TAXES

     For the nine months ended September 30, 1996, the Company reported $464,000 in income tax expense, or an effective tax rate of 38%. This is compared to income tax expense of $253,000 for the same period of the prior year, or an effective tax rate of 36%. The increase of the effective rate in 1996 is related to the full utilization of net operating loss carryforwards in prior years.


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and maturing loans. The Company's primary liquid assets accounted for 25% and 18% of average assets at September 30, 1996 and 1995, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include borrowing on a short-term basis from the Federal Home Loan Bank and Federal Reserve System, purchasing federal funds from other financial institutions, and increasing deposits by raising rates paid.

     The Company's core deposits consist of consumer time deposits, savings and NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 65% and 68% of earning assets during the first nine months of 1996 and 1995, respectively. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are held primarily by customers in the Company's service area who have dealt with the Company since its inception.

     Summit Financial Corporation, the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has $1.7 million in available liquidity remaining from its initial public offering. In addition, Summit Financial has available lines of credit totaling $3 million with unaffiliated financial institutions. A further source of liquidity for Summit Financial includes management fees and debt service which are paid by its subsidiary on a monthly basis.

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

     Effective December 31, 1990, regulatory authorities adopted risk-based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off-balance sheet items. The Federal Reserve Board and the Office of the Comptroller of Currency currently requires a risk-based capital ratio of 8% for bank holding companies and banks, of which, at least 4% must consist of core capital. Based upon these guidelines, the risk-based capital requirement for the Company was approximately $7,973,000 at September 30, 1996. The risk-based capital ratio at September 30, 1996 is 12.7% for the Company and 10.9% for the Bank, of which 11.4% and 9.7%, respectively, is core capital.

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

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation". This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 123 provides guidance on the valuation of compensation costs arising from both fixed and performance stock compensation plans. SFAS No. 123 encourages but does not require entities to account for stock compensation awards based on their estimated fair value on the date they are granted. Entities can continue to follow current accounting requirements, which generally do not result in an expense charge for most options. However, they must disclose in a footnote to their financial statements what the effect on net income and earnings per share would have been had they recognized expense for the options. The Company has continued its current accounting practice. Therefore, the adoption of this statement has not had an effect on the Company's operating results.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement will become effective for transactions occuring after December 31, 1996. The statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on its balance sheet all assets it controls and liabilities it has incurred. The entity would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The Company does not anticipate that adoption of this statement will have a material effect on the Company's financial statements in 1997.

                   SUMMIT FINANCIAL CORPORATION

                    PART II. OTHER INFORMATION



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

                              SUMMIT FINANCIAL CORPORATION


Dated: November 13, 1996      /s/ J. Randolph Potter
                              J. Randolph Potter, President
                               and Chief Executive Officer


Dated: November 13, 1996      /s/ Blaise B. Bettendorf
                              Blaise B. Bettendorf, Senior
                               Vice President and Chief
                               Financial Officer