Form 10-K
period 1996-12-31
SUMMIT FINANCIAL CORP
filed 1997-03-25
CIK 856223

SECURITIES AND EXCHANGE COMMISSSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         Commission File No. 000-19235

                         SUMMIT FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

   SOUTH  CAROLINA                                                  57-0892056
(State  or  other  jurisdiction                               (I.R.S. Employer
   of  incorporation  or                                   Identification No.)
     organization)

                 P. O. Box 1087, 937 North Pleasantburg Drive
                       Greenville, South Carolina  29602
         (Address of Principal Executive Offices, including zip code)

                                (864) 242-2265
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                Title of Class:  COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]        NO[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this  Form  10-K.          [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock, as of February 28, 1997 was approximately $13,721,500. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As  of  February  28,  1997,  there  were 1,334,409 shares of the Registrant's
Common  Stock,  $1.00  par  value,  outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Definitive Proxy Statement for 1997 Annual Meeting of Shareholders is incorporated by reference in Part III.
PART  I

ITEM  1.          BUSINESS

GENERAL

     Summit Financial Corporation (the "Company") was incorporated under the laws of the State of South Carolina on May 26, 1989. The Company, headquartered in Greenville, South Carolina, is a financial institution holding company formed under the Bank Holding Company Act of 1956, as amended. Subsidiaries of the Company are Summit National Bank (the "Bank", "Summit"), a national bank organized in 1990, and Freedom Finance, Inc. (the "Finance Company", "Freedom"), a consumer finance company organized in 1994. The Company engages in no significant operations other than the ownership of its two subsidiaries. The Company conducts its business from two banking offices and twelve consumer finance offices throughout South Carolina.

     The Bank targets individuals and small-to-medium-sized businesses in the Upstate of South Carolina that require a full range of quality banking services typically provided by the larger regional banking concerns, but who prefer the personalized service offered by a locally-based institution. The Bank currently has its headquarters and two full-service branch locations in Greenville, South Carolina. Summit provides a full range of deposit services that are typically available in most banks and savings and loan associations including checking accounts, NOW accounts, individual retirement accounts, savings and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit. Deposits of the Bank are insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"). Other services which the Bank offers include safe deposit boxes, bank money orders, wire transfer facilities, sale of nondeposit investment products including annuities and mutual funds, full and discount brokerage services, and various cash management and electronic banking programs.

     The Bank also offers a full range of short-to-intermediate-term, secured and unsecured commercial and personal loans for business, agriculture, real estate, home improvement and automobiles, credit cards, letters of credit, personal investments and home equity lines of credit. It is the Bank's intent to originate quality, profitable loans which will benefit the area's economy, provide a reasonable return to our shareholders, and promote the growth of the Bank. Management strives to maintain quality in the loan portfolio and to accept only those credit risks which meet the Bank's underwriting standards. The Company has no material concentration of deposits from any single customer or group of customers. No significant portion of its loan portfolio is concentrated within a single industry or group of related industries.

     The Finance Company makes and services installment loans to individuals with loan principal amounts generally not exceeding $1,000 and with maturities ranging from three to eighteen months. The Finance Company, which is headquartered in Greenville, South Carolina, currently has 12 branch offices throughout South Carolina. The Finance Company's loan customers are primarily in the low- to-middle income brackets and are engaged in widely diverse occupations. A loan investigation and credit history review is made for each borrower, either through credit reporting agencies or directly by Company employees. Freedom also makes available to borrowers credit life, accident and health insurance, and property insurance directly related to the extension of credit to the individual. The business of the Finance Company is rather seasonal and the amount of loans outstanding increases significantly at the end of each calendar year due to the seasonal loan demand, while the first quarter of the calendar year often results in substantial loan paydowns.

     With the exception of the loans acquired to expand Freedom's branch network, the Company has pursued a strategy of growth through internal expansion since its inception. At December 31, 1996, the Company had total assets of $134.2 million, total deposits of $117.8 million, net loans of $101.2 million and shareholders' equity of $11.6 million. This compares with total assets of $115.1 million, total deposits of $99.3 million, net loans of $74.6 million and shareholders' equity of $10.7 million at December 31, 1995.

     As a bank holding company, the Company is a legal entity separate and distinct from its subsidiaries. The Company coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company's operating revenues and net income are derived from its subsidiaries through fees for services performed and interest on advances and loans.

TERRITORY  SERVED  AND  COMPETITION

     THE BANK: Summit National Bank is located in Greenville, South Carolina. The extended market area encompasses Greenville County, with the principal market area being the urban areas of Greenville County. Greenville, South Carolina is located in the fast growing Interstate-85 corridor between Charlotte, North Carolina and Atlanta, Georgia. The economy of Greenville is primarily industrial in nature and the area is considered one of the Southeast's leading manufacturing centers.

     Greenville, South Carolina is a highly competitive commercial banking market in which all of the largest banks in the state are represented. The competition among the various financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities, and, in the case of loans to large commercial borrowers, relative lending limits.

     Many of the competitor banks in the Bank's market area are subsidiaries of bank holding companies which own banks in other southeastern states. In the conduct of certain areas of business, the Bank may also compete with savings and loan associations, credit unions, insurance companies, securities firms, leasing companies and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. The Bank may also compete with out-of-state financial institutions which operate loan production offices, originate mortgages, accept money market deposits, and provide other financial services.

     Many of these competitors have substantially greater resources and lending abilities due to their size than the Bank has and these competitors offer services, such as international banking and trust services, that the Bank is not currently providing. Moreover, most of the competitors have multiple branch networks located throughout the extended market area, while the Bank currently has only two locations, which could be a competitive disadvantage. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations, but concentrates its efforts on small and medium-sized businesses and individuals. The Company believes that the Bank is able to compete effectively in this market segment by offering competitive pricing of services and quality, experience and personal treatment in the execution of services.

     Neither the Company nor its subsidiaries are dependent upon a single or a very few customers, the loss of which would have a material adverse effect on the Company.

     THE FINANCE COMPANY: Freedom Finance, Inc. serves its customers from locations in Bishopville, Columbia, Conway, Florence, Greenville, Kingstree, Lake City, Manning, Moncks Corner, St. George, and Sumter, South Carolina. Competition between consumer finance companies is not generally as intense as that among banks, however, this segment of the market has become over-served in areas of South Carolina. Consumer finance companies in the state of South Carolina are allowed only one outstanding loan per customer and the amounts of such loans are restricted by state law according to the type of license granted by the South Carolina State Board of Financial Institutions. Numerous other finance companies which offer similar types of loans are located in the areas served by Freedom.

     Although the Finance Company competes directly with national, regional and local consumer finance companies, the Company views locally owned finance companies as its principal competition. The principal areas of competition in the consumer finance industry are convenience of services to customers, effectiveness of advertising, effectiveness of administration of loans and the cost of borrowed money. Many of the finance companies competing with Freedom may have substantially greater resources and lending abilities than the Finance Company and may have more branches within the specific market areas in which they and the Finance Company compete. The Company believes that the Finance Company is able to compete effectively in its current markets.

EMPLOYEES

     As of December 31, 1996, the Company employed a total of two executive officers. Additionally, the Bank employed 34 full-time employees, of which three are executive officers, and the Finance Company employed one executive officer and 33 other employees. The employee benefits programs which the Company provides include group health, life, short-term and long-term disability insurance, paid vacation, sick leave, educational opportunities, a 401K plan, stock option plan and restricted stock plan for all employees. Management considers its relations with its employees to be good.

SUPERVISION  AND  REGULATION

     GENERAL: The Company and its subsidiaries are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect consumer borrowers and depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutes and regulations. Any change in the applicable laws may have a material effect on the business and prospects of the Company. The operation of the Company may be affected by legislative and regulatory changes and by the monetary policies of various regulatory authorities. The Federal Reserve examines the Company and may examine the Bank and Finance Company.

     THE COMPANY: The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such, is under the supervisory and regulatory authority of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company registered under the laws of the South Carolina Bank Holding Company Act, the Company is also subject to regulation by the State Board of Financial Institutions. Thus, the Company is required to file annual reports and other information with the Federal Reserve and the South Carolina State Board of Financial Institutions regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries.

     Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience and increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The BHCA requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company.

     Under the policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), requires that a bank holding company guarantee that any "undercapitalized" (as defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would be necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

     Under Section 5(e) of the BHCA, the Federal Reserve has the authority to terminate any activity of a bank holding company that constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution or to terminate its control of such subsidiary. Further, FDICIA grants federal bank regulatory authorities additional discretion to require a bank holding company to devest itself of any bank or nonbank subsidiary if the agency determines that divesture may aid the depository institution's financial condition.

     In August 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA contains major regulatory reforms, stronger capital requirements for savings and loan associations, restrictions on loans to one borrower, and stronger civil and criminal enforcement provisions. FIRREA allows the acquisition of healthy and failed savings and loans by bank holding companies and imposes no interstate
barriers  on  such  bank  holding  company  acquisitions.    With  certain
qualifications, FIRREA also allows bank holding companies to merge acquired savings and loans into their existing commercial bank subsidiaries. FIRREA also provides that a depository institution insured by the Federal Deposit Insurance Corporation (the "FDIC") can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (I) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

     In July 1994, South Carolina enacted legislation which effectively provides that, after June 30, 1996, out-of-state bank holding companies (including bank holding companies in the Southern Region, as defined under the statute) may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the State Board and compliance with certain other conditions. Major conditions included in the statute are that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state bank holding company filing the application has its principal place business permit South Carolina bank holding companies to acquire banks and bank holding companies in that state.

     Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("the Riegle-Neal Act"), which will increase the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Act, the existing restrictions on interstate acquisitions of banks by bank holding companies will be repealed one year following enactment, such that the Company and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (I) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The Company believes that this legislation may result in increased takeover activity of South Carolina financial institutions by out-of-state financial institutions. However, the Company does not presently anticipate that such legislation will have a material impact on its operations.

     The Company is an "affiliate" of the Bank within the meaning of the Federal Reserve Act, which imposes restrictions on loans by the Bank to the Company, on investments by the Bank in the stock or securities of the Company, and on the use of such stock or securities as collateral for loans by the Bank to any borrower. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which includes extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally,
Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable and adequate collateral. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

     THE BANK: The Company's subsidiary bank, Summit National Bank, is a nationally chartered financial institution, and as such, is subject to various statutory requirements, supervision and regulation, of which regular bank examinations are a part, promulgated and enforced primarily by the Office of the Comptroller of the Currency (the "Comptroller"). These statutes, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the business of Summit National Bank.

     The Comptroller is responsible for overseeing the affairs of all national banks and periodically examines national banks to determine their compliance with law and regulations. The Comptroller monitors all areas of the Bank's operations, including loans, mortgages, issuance of securities, capital adequacy, risk management, payment of dividends, and establishment of branches. In addition, the Comptroller has authority to issue cease and desist orders against national banks which are engaged in unsafe or unsound practice in the conduct of their business. Federal banking laws applicable to all depository financial institutions, among other things, (I) afford federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to "insiders" of banks;
(iii) require banks to keep information on loans to major shareholders and executive officers, and (iv) bar certain director and officer interlocks between financial institutions.

     The Comptroller also administers a number of federal statutes which apply to national banks such as the Depository Institution Management Interlocks Act, the International Lending Supervision Act of 1983 and the Community Reinvestment Act of 1977 ("CRA"). CRA requires that, in connection with their examinations of financial institutions, the Comptroller shall evaluate the record of the Bank in meeting the credit needs of the local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the Bank. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch facility. The federal banking agencies, including the Comptroller, have recently issued a new joint rule that changes the method of evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the Comptroller assesses the CRA performance of a bank by applying lending, investment, and service tests. The Comptroller assigns a rating to a bank based on the bank's performance under the tests. To evaluate compliance with the lending, investment and service tests, subject to certain exceptions, banks will be required to collect and report to the Comptroller extensive demographic and loan data. Summit National Bank received a satisfactory rating in its most recent CRA examination.

     The Bank is also a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semiannual statutory assessment in two quarterly installments and is subject to the rules and regulations of the FDIC. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United Stated Department of the Treasury. The FDIC has broad authority to prohibit Summit National Bank from engaging in unsafe or unsound banking practices and may remove or suspend officers or directors of a bank to protect its soundness. The FDIC requires insured banks to maintain specified levels of capital, maintain certain security devices and procedures and to file quarterly reports and other information regarding its operations.

     Effective January 1, 1996, the FDIC implemented a risk-based assessment schedule, having assessments ranging from 0.00% to 0.27% of an institution's
average  assessment  base.    The  actual  assessment  to  be  paid  by  each
FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized", or "undercapitalized", as terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In addition, effective
January 1, 1997, the Deposit Insurance Funds Act of 1996 (the "Funds Act") implemented a separate Financing Corporation ("FICO") assessment to service the interest on its bond obligation from the Savings Association Insurance Fund ("SAIF") assessment resulting from the Fund Act. The amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance according to the FDIC's risk-related assessment schedules. FICO assessment rates for the first semiannual period of 1997 are set at 1.30 basis points annually for Bank Insurance Fund ("BIF") assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and SAIF. Based on the Bank's current financial condition, the current FDIC assessment rate for the Bank is at the lowest available level.

     FDICIA became effective December 19, 1991. FDICIA contains broad, new powers for federal banking regulators to take certain enforcement actions against problem institutions as well as imposing significant new restrictions on undercapitalized financial institutions, including establishing a capital-based supervisory system for prompt corrective action ("PCA"). Under the PCA provisions, regulatory agencies can require submission and funding of a capital restoration plan by an undercapitalized institution, place limits on its activities, require the raising of additional capital, and can ultimately require the appointment of a conservator or receivor of the institution if deemed necessary and prudent by the regulatory agency.

     FDICIA also makes some changes to the deposit insurance coverage rules; limits the use of brokered deposits by certain banks; establishes a risk-based deposit insurance premium system; provides pass-through protection for certain types of pension plans; and mandates the promulgation of uniform regulations that establish standards for real estate lending. The enacted legislation includes the Truth in Savings Act; imposes new accounting, audit and examination requirements for banks with assets greater than $150 million; revises existing and imposes new provisions with regard to transactions with insiders; and authorizes certain bank and thrift cross-industry mergers and acquisitions.

     In conjunction with the FDICIA, in September 1992, the Federal Reserve Board approved a final rule which establishes the capital levels that determine a bank's PCA capital category. Under the final capital level definitions, the Bank is currently in the "well-capitalized" category. In December 1992, a final rule was issued requiring insured depository institutions to develop and implement internal procedures to evaluate and control both credit and settlement exposure to financial institutions with which they do business.

     During 1994, the Comptroller issued new regulations including (1) a final rule increasing the threshold level for the requirement of appraisals on commercial real estate loans to properties securing loans totaling at least $250,000 and other amendments to appraisal requirements effective June 7, 1994; (2) new examination procedures for "noncomplex" banks effective October 1, 1994; and (3) guidelines for financial derivatives, specifically addressing the various risks associated with such.

     In  June 1995, the FDIC approved a final rule to implement the portion of
Section 305 of FDICIA that requires regulators to revise the risk-based capital standards to ensure that they take adequate account of interest rate risk. An exemption from the reporting requirement is offered to banks meeting certain size and risk profile criteria.

     Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Bank's operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; CRA requiring financial institutions to meet their obligations to provide for the total credit needs of the community; the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public to determine whether it is fulfilling its obligation to meet the housing needs of the community it serves; the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978 governing the use and provisions of information to credit reporting agencies; the Fair Debt Collection Act governing the manner in which consumer debts may be collected; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

     The deposit operations of the Bank are also subject to the Right to Financial Privacy Act which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     THE FINANCE COMPANY: The Company's subsidiary finance company, Freedom Finance, Inc., is a consumer finance company licensed by and regulated by the State Board of Financial Institutions for South Carolina. Accordingly, the Finance Company is subject to annual examinations by the State Board and various regulatory requirements, including annual reporting, annual license renewal, limitations of one loan per customer and other regulations pertaining to the extension of credit. Specifically, state laws and regulations apply to maximum loan amounts, terms, interest rates and credit insurance charges. These laws and regulations are subject to both repeal and revision from time to time, often in response to pressures exerted by consumer rights groups.

     Effective January 1, 1996, South Carolina Senate Bill 602 imposed new regulations related to additional reporting requirements, limits on loan renewals, elimination of nonrefundable charges on loans exceeding $150, adjustment of credit life insurance rates, and certain adjustments in interest rates on loans in excess of $150. Senate Bill 602 also includes a provision for mandatory reviews of the effect of the new regulations in both 1997 and 1998.

CAPITAL  REQUIREMENTS

     Pursuant to the general supervisory authority conferred by the BHCA and the directives set forth in the International Lending Supervision Act of 1983, the Federal Reserve and Comptroller have adopted risk-based capital adequacy guidelines for banks and bank holding companies subject to their regulation as a means for determining the adequacy of capital based on the risks inherent in carrying various classes of assets and off-balance sheet items. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 1996 and 1995, the Company and the Bank are both categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios at December 31, 1996 as well as the minimum calculated amounts for each regulatory defined category are included in this report under Part II, Item 8. "Financial Statements and Supplemental Data" as Note 17 to the Notes to Consolidated Financial Statements.

MONETARY  POLICY

     The earnings of the Company and it's bank subsidiary may be affected significantly by the monetary policies of the Federal Reserve Board which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United States Government securities, changes in the rates paid by banks on bank borrowings, changes in the reserve requirements against bank deposits and limitations on interest rates which banks may pay on time and savings deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

DIVIDENDS

     The holders of the Company's common stock are entitled to receive cash dividends when and if declared by the Board of Directors out of the funds legally available therefore. The Company is a legal entity separate and distinct from its subsidiaries and depends in large part for its income available to distribute to shareholders on the payment of cash dividends from its subsidiaries. While the Company is not presently subject to any regulatory restrictions on dividends, the Bank is subject to such regulatory cash dividend restrictions.

     Specifically, approval of the Comptroller of the Currency will be required for any cash dividend to be paid to the Company by the Bank if the total of all cash dividends, including any proposed cash dividend, declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Additionally, the National Bank Act provides that a national bank cannot pay cash dividends or other distributions to shareholders out of any portion of its common stock or preferred stock accounts and that a bank shall pay no cash dividend in an amount greater than its net profits then on hand, after deduction of its losses and bad debts. As of December 31, 1996, no cash dividends have been declared or paid by the Bank. At December 31, 1996, the Bank had available retained earnings of $1.7 million.

     The Company has issued stock distributions to its shareholders. On January 3, 1997, the Board of Directors approved the Company's fifth 5% stock distribution which was issued on February 3, 1997 to shareholders of record as of January 20, 1997. This distribution resulted in the issuance of 63,430 shares of the Company's $1.00 par value common stock.

SELECTED  STATISTICAL  FINANCIAL  INFORMATION

     The Company, through the operations of the Bank, offers a wide range of financial related services to individual and corporate customers. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. The Company has no foreign operations.

     The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The consolidated selected statistical financial data provided on the following pages presents a more detailed review of the Company's business activities.

NET  INTEREST  INCOME  ANALYSIS

     Net interest income, the difference between the interest earned on assets and the interest paid for liabilities used to support those assets, is the principal source of the Company's operating income. Net interest income was $5.6 million, $4.0 million, and $2.9 million for 1996, 1995, and 1994, respectively. The Company's average interest rate spread, the difference between the average interest rate earned on interest-earning assets and the average interest paid on interest-bearing liabilities, has increased in recent years because of the Company's balance sheet structure and the increases in rates on interest-earning assets.

     The Company believes it has emphasized proper management of interest rate spreads to offset the higher cost of deposits recently realized due to the Bank's loan demand and competition in the Bank's primary marketplace for deposits. The Company manages interest rate spreads by monitoring the maturity of assets and related liabilities, interest rates, risk exposure, liquidity, funding sources, and capital resources. The objective of such monitoring is to maximize net interest income over an extended period of time, while maintaining associated risk within prescribed policy limits. The average interest rate spread was 4.28% in 1996, 4.17% in 1995, and 3.11% in 1994. The net interest margin was 4.81% in 1996, 4.41% in 1995, and 3.93% in 1994.

     The following table presents the average balances, the average yield and the interest income earned on interest-earning assets, and the average rate and the interest paid or accrued on interest-bearing liabilities of the Company for the last three years. Also presented is the average yields and rates for interest-earning assets and interest-bearing liabilities at December 31, 1996. Tabular presentation of all average statistical data is based on daily averages.


                                       AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
                                                     (DOLLARS IN THOUSANDS)


                                                            Average                1996                         1995
                                                                                 --------                     --------
                                                          Yield/Rate   Average   Income/   Yield/   Average   Income/   Yield/
                                                           12/31/96    Balance   Expense    Rate    Balance   Expense    Rate
                                                          -----------  --------  --------  -------  --------  --------  -------
ASSETS

Earning Assets:
Loans (net of unearned income)  (1)                            10.33%  $ 88,481  $  8,924   10.04%  $ 66,451  $  6,410    9.64%
Investment securities (taxable)                                 6.02%    20,641     1,241    6.01%    17,212       953    5.54%
Investment securities                                           6.73%       589        29    7.08%         -         -       -
 (non-taxable) (2)
Investment in stock (3)                                         5.57%       600        39    6.47%       510        32    6.33%
Federal funds sold                                              5.31%     3,834       207    5.41%     3,787       219    5.77%
Interest-bearing deposits with banks                            5.69%     1,892       107    5.64%     2,158       122    5.64%
                                                          -----------  --------  --------  -------  --------  --------  -------
TOTAL EARNING ASSETS                                            9.46%   116,037  $ 10,547    9.05%    90,118  $  7,736    8.58%
                                                          ===========            ========  =======            ========  =======
Non-earning assets                                                        5,960                        5,168
                                                                       --------                     --------
TOTAL AVERAGE ASSETS                                                   $121,997                     $ 95,286
                                                                       ========                     ========
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Interest-bearing deposits:
  Interest checking                                             2.07%  $  5,383  $    118    2.19%  $  4,148  $    103    2.48%
  Savings                                                       2.82%     1,635        47    2.86%     1,535        48    3.12%
  Money market accounts                                         4.10%    23,843       987    4.14%    18,338       751    4.09%
  Time deposits > $100M                                         5.63%    22,566     1,279    5.67%    16,795       987    5.88%
  Other time deposits                                           5.75%    40,673     2,322    5.71%    29,939     1,686    5.63%
                                                          -----------  --------  --------  -------  --------  --------  -------
TOTAL INTEREST-BEARING DEPOSITS                                 5.09%    94,099     4,753    5.05%    70,754     3,575    5.05%
Securities sold under repurchase agreements and federal         5.26%     1,398        73    5.20%       916        53    5.79%
funds  purchased
Other borrowings                                                6.28%     2,041       138    6.78%     2,000       132    6.59%
                                                          -----------  --------  --------  -------  --------  --------  -------
TOTAL INTEREST-BEARING LIABILITIES                              5.11%    97,538  $  4,964    5.09%    73,670  $  3,760    5.10%
                                                          ===========            ========  =======            ========  =======
Non-interest bearing liabilities:
  Non-interest bearing deposits                                          12,263                        9,916
  Other non-interest bearing liabilities                                  1,148                        1,414
                                                                       --------                     --------
TOTAL LIABILITIES                                                       110,950                       85,000
Shareholders' equity                                                     11,047                       10,286
                                                                       --------                     --------
TOTAL AVERAGE LIABILITIES AND SHAREHOLDERS'EQUITY

                                                                       $121,997                     $ 95,286
                                                                       ========                     ========
Net interest margin (4)                                                          $  5,583    4.79%            $  3,976    4.41%
                                                                                 ========  =======            ========  =======
Interest rate spread (5)                                                                     4.28%                        4.17%
                                                                                           =======                      =======



                                                                      1994
                                                                    --------
                                                          Average   Income/   Yield/
                                                          Balance   Expense    Rate
                                                          --------  --------  -------
ASSETS

Earning Assets:
Loans (net of unearned income)  (1)                       $ 54,233  $  4,318    7.96%
Investment securities (taxable)                             15,574       740    4.75%
Investment securities                                            -         -       -
 (non-taxable) (2)
Investment in stock (3)                                        484        28    5.87%
Federal funds sold                                           3,458       129    3.73%
Interest-bearing deposits with banks                         1,029        51    4.96%
                                                          --------  --------  -------
TOTAL EARNING ASSETS                                        74,778  $  5,266    7.04%
                                                                    ========  =======
Non-earning assets                                           3,754
                                                          --------
TOTAL AVERAGE ASSETS                                      $ 78,532
                                                          ========
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Interest-bearing deposits:
  Interest checking                                       $  3,712  $     88    2.36%
  Savings                                                    1,536        45    2.93%
  Money market accounts                                     13,056       408    3.13%
  Time deposits > $100M                                     12,849       538    4.18%
  Other time deposits                                       26,433     1,138    4.31%
                                                          --------  --------  -------
TOTAL INTEREST-BEARING DEPOSITS                             57,587     2,217    3.85%
Securities sold under repurchase agreements and federal      1,187        45    3.78%
funds  purchased
Other borrowings                                               941        62    6.62%
                                                          --------  --------  -------
TOTAL INTEREST-BEARING LIABILITIES                          59,715  $  2,324    3.89%
                                                                    ========  =======
Non-interest bearing liabilities:
  Non-interest bearing deposits                              8,675
  Other non-interest bearing liabilities                       527
                                                          --------
TOTAL LIABILITIES                                           68,917
Shareholders' equity                                         9,615
                                                          --------
TOTAL AVERAGE LIABILITIES AND SHAREHOLDERS'EQUITY

                                                          $ 78,532
                                                          ========
Net interest margin (4)                                             $  2,942    3.93%
                                                                    ========  =======
Interest rate spread (5)                                                        3.11%
                                                                              =======


(1)    -    Includes  loans  on  nonaccrual  status.
(2)    -    Yields  on nontaxable investment securities have been adjusted to a tax equivalent basis assuming a 34% Federal tax rate.
(3)    -    Includes  investments  in  stock  of  Federal  Reserve  Bank,  Federal  Home  Loan  Bank,  and  other  equities.
(4)    -    Net  interest  margin  is  computed  by  dividing  net  interest  income  by total average interest-earning assets.
(5)    -    Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing  liabilities.




ANALYSIS  OF  CHANGES  IN  INTEREST  DIFFERENTIAL

     Net interest income is affected by changes in the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. The following table sets forth the dollar amount of increase in interest income and interest expense resulting from changes in the volume of interest-earning assets and interest-bearing liabilities and from changes in yields and rates. For the purposes of this table, changes which are not solely attributable to volume or rate have been attributed to rate.


                                VOLUME AND RATE VARIANCE ANALYSIS
                                     (DOLLARS IN THOUSANDS)


                                          1995 -                       1994 -
                                           1996                         1995
                                         ---------                    ---------
                                          CHANGE                       CHANGE
                                          RELATED                      RELATED
                                            TO                           TO
                                                             TOTAL                        TOTAL
                                                             CHANGE                      CHANGE
                                                             IN NIM                      IN NIM
                                          Volume     Rate              Volume     Rate
                                         ---------  ------            ---------  ------

EARNING ASSETS:
Loans (net of unearned income)           $  2,075   $ 439   $ 2,514   $    973   $1,119  $ 2,092
Investment securities (taxable)               190      98       288         78      135      213
Investment securities (non-taxable)            29       -        29          -        -        -
Investment in stock                             6       1         7          2        2        4
Federal funds sold                              3     (15)      (12)        12       78       90
Interest-bearing deposits with banks          (15)      -       (15)        56       15       71
                                         ---------  ------  --------  ---------  ------  -------
Total interest income                       2,288     523     2,811      1,121    1,349    2,470
                                         ---------  ------  --------  ---------  ------  -------
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest checking                              31     (16)       15         10        5       15
Savings                                         3      (4)       (1)         -        3        3
Money market accounts                         225      11       236        165      178      343
Time deposits > $100M                         339     (47)      292        165      284      449
Other time deposits                           604      32       636        151      397      548
                                         ---------  ------  --------  ---------  ------  -------
Total interest-bearing deposits             1,202     (24)    1,178        491      867    1,358
Securities sold under repurchase               28      (8)       20        (10)      18        8
agreements and federal funds purchased
Other borrowed funds                            3       3         6         70        -       70
                                         ---------  ------  --------  ---------  ------  -------
Total interest expense                      1,233     (29)    1,204        551      885    1,436
                                         ---------  ------  --------  ---------  ------  -------
Net interest differential                $  1,055   $ 552   $ 1,607   $    570   $  464  $ 1,034
                                         =========  ======  ========  =========  ======  =======



INTEREST  RATE  SENSITIVITY  ANALYSIS

     An important aspect of achieving satisfactory levels of net income is the management of the composition and maturities of rate sensitive assets and liabilities in order to optimize net interest income as interest rates earned on assets and paid on liabilities fluctuate from time to time. The interest sensitivity gap (the "gap") is the difference between total interest sensitive assets and liabilities in a given time period. The gap provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.

     The objective of interest sensitivity management is to maintain reasonably stable growth in net interest income despite changes in market interest rates by maintaining the proper mix of interest sensitive assets and liabilities. Management seeks to maintain a general equilibrium between interest sensitive assets and liabilities in order to insulate net interest income from significant adverse changes in market rates.

     The Company's interest rate sensitivity gap at December 31, 1996 shows the Company to be asset-sensitive in total as the Company has more interest-earning assets than interest-bearing liabilities. However, the Company is liability-sensitive in the four to 12 month period due to the repricing of more liabilities than assets in this time frame, specifically as related to the maturity of time deposits. An asset-sensitive position implies that loans and other interest-earning assets will generally reprice faster than will interest-bearing liabilities. This structure results in increases in net interest income during periods of rising rates and decreases in net interest income when market rates decline. Interest rates dropped starting in July 1995 and into 1996, and the Bank's net interest margin (the difference between the interest earned on assets and the interest paid for the liabilities, divided by average earning assets) did decline as the loans which are tied to the prime lending rate dropped immediately, while the majority of liabilities did not reprice until their fixed maturity dates. If rates continue to decline, the Company may realize a negative impact on its net interest income. The decline in the Bank's net interest margin was offset by the contribution of the higher level of Finance Company loans outstanding and increases in the Finance Company's net interest margin.

     The following table presents a measure, in a number of time frames, the interest sensitivity gap by subtracting interest-sensitive liabilities from interest-sensitive assets.


                              INTEREST SENSITIVITY ANALYSIS
                                 (DOLLARS IN THOUSANDS)


                                             As of December 31, 1996
                                       Assets and Liabilities Repricing Within
               ---------------------------------------------------------------

                                       3 Months    4 to 12    1 to 5   Over 5
                                        or Less     Months     Years    Years    Total
                                       ---------  ----------  -------  -------  --------

INTEREST-EARNING ASSETS:
Loans (net of unearned income)         $  60,427  $   6,324   $33,189  $ 2,752  $102,692
Investments  (1)                           1,625      4,359    10,598    2,563    19,145
Federal funds sold                         3,000          -         -        -     3,000
Interest-bearing deposits with banks       1,661        265         -        -     1,926
                                       ---------  ----------  -------  -------  --------
   Total                                  66,713     10,948    43,787    5,315   126,763
                                       ---------  ----------  -------  -------  --------
INTEREST-BEARING LIABILITIES:
Demand deposits  (2)                      29,593          -         -        -    29,593
Time deposits > $100M                     11,241     12,237     1,915        -    25,393
Other time deposits                       14,411     20,652    10,271        -    45,334
Repurchase agreements, federal funds       1,311      1,000     1,000        -     3,311
 purchased and other borrowings
   Total                                  56,556     33,889    13,186        -   103,631
                                       ---------  ----------  -------  -------  --------
Period interest-sensitivity gap        $  10,157   ($22,941)  $30,601  $ 5,315  $ 23,132
                                       =========  ==========  =======  =======  ========
Cumulative interest-sensitivity gap    $  10,157   ($12,784)  $17,817  $23,132
                                       =========  ==========  =======  =======


(1)    -  Presented  at  market  value  as  all  investment securities are classified as
"available  for sale".  Includes the Bank's investment in stock of Federal Reserve Bank,
Federal  Home  Loan  Bank,  and  other  equities.
(2)    - Includes interest-bearing checking accounts, money market accounts, and regular savings  accounts.



     At December 31, 1996, approximately 61% of the Company's interest-earning assets reprice or mature within one year, as compared to approximately 87% of the interest-bearing liabilities.

     Asset-liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset-liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive
assets  and  liabilities.    The  Bank  has  established  an  Asset-Liability
Management Committee which uses a variety of tools to analyze interest rate sensitivity, including a static gap presentation and a simulation model. A "static gap" presentation (as in the above table) reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely-used measure of interest sensitivity, it is not, in management's opinion, a true indicator of a company's sensitivity position. It presents a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of savings and core time deposits may contractually change within a relatively short time frame, but those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, a liability sensitive gap position is not as indicative of a company's true interest sensitivity as would be the case for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income would also be impacted by other significant factors in a given interest rate environment, including the spread between the prime rate and the incremental borrowing cost and the volume and mix of earning asset growth. Accordingly, the Bank uses an asset-liability simulation model which quantifies balance sheet and earnings variations under different interest rate environments and growth projections to measure and manage interest rate risk.

SECURITIES
     The Company maintains a portfolio of investment securities consisting primarily of U.S. Treasury securities, U.S. government agencies, and mortgage-backed securities. The investment portfolio is designed to enhance liquidity while providing acceptable rates of return. The following table sets forth the carrying value of the investment securities of the Company at December 31, 1996, 1995, and 1994.


                        SECURITY PORTFOLIO COMPOSITION
                            (DOLLARS IN THOUSANDS)


                                                    1996     1995     1994
                                                   -------  -------  ------

     Available for Sale, at market value:
          U.S. Treasury                            $ 5,493  $ 5,772  $3,867
          Obligations of U.S. government agencies    8,647   11,965   6,079
          Mortgage-backed securities                 3,746    1,977       -
          Municipal securities                         624      371       -
                                                   -------  -------  ------
                                                   $18,510  $20,085  $9,946
                                                   =======  =======  ======
     Held to Maturity, at book value:
          U.S. Treasury                            $     -  $     -  $1,746
          Obligations of U.S. government agencies        -        -   2,538
          Mortgage-backed securities                     -        -   1,183
                                                   -------  -------  ------
                                                   $     -  $     -  $5,467
                                                   =======  =======  ======





     The following table indicates the carrying value of each investment security category by maturity as of December 31, 1996. The weighted average yield for each range of maturities at December 31, 1996 is also shown. All securities are classified as "Available for Sale" pursuant to the definitions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


                                              SECURITY PORTFOLIO MATURITY SCHEDULE
                                                     (DOLLARS IN THOUSANDS)


                                                  AFTER 1,               AFTER 5, AND              AFTER 10
                             WITHIN              AND WITHIN                 WITHIN                   YEARS
                             1 YEAR                5 YEARS                 10 YEARS                                       TOTAL
                             -------             -----------             -------------                                   -------
                                      Weighted                Weighted                  Weighted              Weighted
                             Market    Average     Market      Average      Market       Average    Market     Average   Market
                              Value     Yield       Value       Yield        Value        Yield      Value      Yield     Value
                             -------  ---------  -----------  ---------  -------------  ---------  ---------  ---------  -------

U. S. Treasury               $ 2,004      5.70%  $     3,489      5.76%              -         -           -         -   $ 5,493
U. S. Government agencies      2,254      5.16%        6,020      6.38%  $         373      6.99%          -         -     8,647
Mortgage-backed securities         -         -         1,089      6.25%          1,304      6.59%  $   1,353      7.22%    3,746
Municipal securities (1)           -         -             -         -               -         -         624      7.03%      624
                             -------  ---------  -----------  ---------  -------------  ---------  ---------  ---------  -------
     Total                   $ 4,258      5.41%  $    10,598      6.16%  $       1,677      6.68%  $   1,977      7.16%  $18,510
                             =======  =========  ===========  =========  =============  =========  =========  =========  =======







                             Weighted
                              Average
                               Yield
                             ---------

U. S. Treasury                   5.74%
U. S. Government agencies        6.09%
Mortgage-backed securities       6.72%
Municipal securities (1)         7.03%
                             ---------
     Total                       6.14%
                             =========


(1)    -    Yields  have  been  adjusted  to  a  tax  equivalent  basis  assuming  a  34%  Federal  tax  rate.



     The weighted average yields shown in the previous table are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 1996, the market value of the Company's security portfolio was equal to its amortized cost, the average maturity of the security portfolio was 2.9 years, and the average adjusted tax equivalent yield on such portfolio was 6.14%. Certain securities contain call provisions which could decrease their anticipated maturity. Certain securities also contain rate adjustment provisions which could either increase or decrease their yields.

     Decisions involving securities are based upon management's expectations of interest rate movements, overall market conditions, the composition and structure of the balance sheet, and computer-based simulations of the financial impacts of alternative rate/maturity scenarios. The Company does not purchase or hold securities for trading purposes. However, securities may be sold prior to their maturity as all securities in the Bank's portfolio at December 31, 1996 were classified as "available for sale" and recorded on the Company's balance sheet at market value.

LOANS

     The loan portfolio is the Company's principal earning asset. Management believes that the loan portfolio is adequately diversified. The following table shows the composition of the loan portfolio at December 31, 1996, 1995, and 1994.


                          LOAN PORTFOLIO COMPOSITION
                            (DOLLARS IN THOUSANDS)


                                        1996       1995      1994
                                      ---------  --------  --------

Commercial and industrial             $ 21,775   $14,898   $15,478
Real estate - commercial                33,475    26,889    18,288
Real estate - residential               33,140    21,482    16,225
Construction                             4,518     4,909     4,476
Installment and other consumer loans    10,217     7,692     5,674
Other loans, including overdrafts          227       211       232
                                      ---------  --------  --------
                                       103,352    76,081    60,373
Less - unearned income                    (660)     (369)     (102)
                                      ---------  --------  --------
                                       102,692    75,712    60,271
Less - Allowance for loan losses        (1,487)   (1,068)     (822)
                                      ---------  --------  --------
Net loans                             $101,205   $74,644   $59,449
                                      =========  ========  ========




     The Company's real estate loans are primarily owner-occupied commercial facilities and other loans secured by both commercial and residential real estate located within the Company's primary market area. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. Commercial loans are spread through a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. These loans may be made on either a secured or unsecured basis. When taken, collateral consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. As of December 31, 1996, approximately $4.2 million or 19% of commercial and industrial loans. At December 31, 1996, the Company had only one foreign loan totaling $75,000.
     A  significant  portion  of  the installment and other consumer loans are
secured  by  automobiles  and  other  personal  assets.    Also  included  in
installment and other consumer loans is $3.2 million, $2.0 million, and $560,000, at December 31, 1996, 1995, and 1994, respectively, of higher rate consumer finance loans which have been originated by the Company's consumer finance subsidiary, Freedom Finance, IncThese loans generally carry a higher risk of nonpayment than do the other categories of loans, but the increased risk is substantially offset by the smaller amounts of such loans and the higher rates charged thereon, as well as a higher allocation of the allowance for loan losses related to Freedom's loan portfolio.


LOAN  MATURITY  AND  INTEREST  SENSITIVITY

     The following table shows the maturity distribution and interest sensitivity of the Company's loan portfolio at December 31, 1996.

                       LOAN PORTFOLIO MATURITY SCHEDULE
                            (DOLLARS IN THOUSANDS)


                                                 Over 1,
                                       1 Year   Less Than     Over
                                      or Less    5 Years    5 Years    Total
                                      --------  ----------  --------  --------

MATURITY DISTRIBUTION:
Commercial and industrial             $  9,962  $   11,131  $    682  $ 21,775
Real estate - commercial                 3,756      28,296     1,423    33,475
Real estate - residential                9,589      16,983     6,568    33,140
Construction                             1,889       2,596        33     4,518
Installment and other consumer loans     5,558       4,595        64   320,500
Other loans, including overdrafts          227           -         -       227
                                      --------  ----------  --------  --------
Total                                 $ 30,981  $   63,601  $  8,770  $413,635
                                      ========  ==========  ========  ========
INTEREST SENSITIVITY:
Total of loans with:
Predetermined interest rates          $  9,147  $   33,189  $  2,752  $ 45,088
Floating interest rates                 21,834      30,412     6,018    58,264
                                      --------  ----------  --------  --------
Total                                 $ 30,981  $   63,601  $  8,770  $103,352
                                      ========  ==========  ========  ========



NONPERFORMING  ASSETS  AND  POTENTIAL  PROBLEM  LOANS

     The Company's nonperforming assets consist of loans on nonaccrual basis, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned ("OREO"). Generally, loans of the Bank are placed on nonaccrual status when loans become 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. Payments of interest on loans which are classified as nonaccrual are recognized as income when received. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible.

     At December 31, 1996 and 1995, the Bank held no other real estate owned acquired in partial or total satisfaction of problem loans. Loans on nonaccrual at December 31, 1996 totaled $110,000 or .10% of outstanding loans. There were no loans on nonaccrual at December 31, 1995. The nonaccrual loan at December 31, 1996 was considered impaired under the definitions of Statement of Financial Accounting Standards No. 114. The related impairment allowance at the current year end was zero. There were no impaired loans at December 31, 1995. Assuming the nonaccrual loan performed in accordance with its original terms, additional interest income for 1996 would have been approximately $1,800. Loans past due 90 days and greater totaled $200,000 or 0.19% of gross loans at December 31, 1996 compared to $9,000 or .01% of gross loans at December 31, 1995.

     Management maintains a list of potential problem loans which includes nonaccrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by external audits or regulatory examinations) as "substandard", "doubtful", or "loss". A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at December 31, 1996 determined to be potential problem loans was $212,000 or .2% of the loan portfolio at year end, compared to $385,000 or .5% of the loan portfolio at December 31, 1995. The amount of potential problem loans at December 31, 1996 does not represent management's estimate of potential losses since the majority of such loans are secured by real estate or other collateral. Management believes that the allowance for loan losses as of December 31, 1996 was adequate to absorb any losses related to the nonperforming loans and problem loans as of that date.

     Management continues to monitor closely the levels on nonperforming and potential problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of nonperforming and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision for
loan  losses  accordingly.    This  would  likely  decrease  net  income.


PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES,  LOAN  LOSS  EXPERIENCE

     The allowance for loan losses is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate in relation to the risk of future losses inherent in the loan portfolio. The allowance is established through charges to earnings in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgement and is dependent upon growth in the loan portfolios; the total amount of past due loans; nonperforming loans; known loan deteriorations and/or concentrations of credit; trends in portfolio volume, maturity and composition; projected collateral values; general economic conditions; and management's assessment of potential losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans.

     In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are losses which must be charged-off and to assess the risk characteristics of the portfolio in the aggregate. The Bank attempts to deal with repayment risks through the establishment of, and adherence to, internal credit policies. These policies include loan officer and credit limits, periodic documentation examination, and follow-up procedures for any exceptions to credit policies. Loans that are determined to involve any more than the normal risk are placed in a special review status.

     On December 31, 1996, the allowance for loan losses was $1.5 million or 1.43% of outstanding loans. This is compared to $1.1 million allowance for loan losses at December 31, 1995 or 1.41% of outstanding loans at that date. For the year ended December 31, 1996, the Company reported consolidated net charge-offs of $154,000 or .17% of average loans. This is compared to consolidated net charge-offs of $59,000 or .09% of average loans for the year ended December 31, 1995. During 1996, the Company charged a total of $516,000 to expense through its provision for loan losses, compared to $277,000 for 1995 and $168,000 for 1994. The increase in provision required in 1996 is primarily a result of the higher level of net originations in 1996 as compared to the prior year.

     For the years ended December 31, 1996, 1995, and 1994, Summit National Bank recorded a provision for loan losses of $361,000, $160,000, and $157,000, respectively. The significant increase for 1996 is a direct result of the 36% loan growth experienced by the Bank in 1996. For the years ended December 31, 1996, 1995, and 1994, the Bank experienced net charge-offs (recoveries) of $29,000, $(14,000), and $60,000, respectively. In fiscal 1996, 1995, and
1994,  Freedom  Finance, Inc. recorded provisions for loan losses of $155,000,
$117,000,  and  $11,000,  respectively.    For  those  same  years,  Freedom
experienced net charge-offs of $125,000, $73,000, and $1,000, respectively. The increase in net charge-offs and the related increase in this subsidiary's provision is related to the (1) growth of number of branches, accounts and loans outstanding, and (2) industry trends and general increases in consumer debt and consumer bankruptcies. Freedom's customers are generally in the low-to-moderate income group of borrowers. Over the past several years, there has been a proliferation of small consumer loan companies and other consumer debt providers competing for pieces of this segment of the consumer debt market. It is not unusual for customers of Freedom simultaneously to have loans outstanding at several other small loan companies which results in some customers incurring more debt than they can service.

     The following table sets forth certain information with respect to changes in the Company's allowance for loan losses arising from charge-offs, recoveries, and provision for the years ended December 31, 1996, 1995, and 1994.


                        SUMMARY OF LOAN LOSS EXPERIENCE
                             (DOLLARS IN THOUSANDS)


                                                        1996     1995     1994
                                                       -------  -------  ------

Balance at beginning of period                         $1,068   $  822   $ 697
                                                       -------  -------  ------
Charge-offs:                                               50        2      15
   Commercial & industrial                                  -        -      52
   Real estate                                            337       88       2
   Installment & consumer
                                                          387       90      69
                                                       -------  -------  ------
Recoveries:                                                17       14       7
   Commercial & industrial                                216       18       -
   Installment & consumer
                                                          233       32       7
                                                       -------  -------  ------
Net charge-offs                                          (154)     (58)    (62)
Provision charged to expense                              516      277     168
Allocation for purchased loans                             57       27      19
                                                       -------  -------  ------
Balance at end of period                               $1,487   $1,068   $ 822
                                                       =======  =======  ======
Ratio of net charge-offs to average loans                 .17%     .09%    .11%
                                                       =======  =======  ======
Ratio of allowance for loan losses to gross loans        1.43%    1.41%   1.36%
                                                       =======  =======  ======
Ratio of net charge-offs to allowance for loan losses   10.36%    5.43%   7.54%
                                                       =======  =======  ======



     Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 1996. In the opinion of management, there are no material risks or significant loan concentrations, and the allowance for loan losses is adequate to absorb anticipated loan losses in the present portfolios. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. While it is the Company's policy to charge-off in the current period loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgement of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses. Summit National Bank was examined in November 1996 by the Office of the Comptroller of Currency. No adjustments in the allowance or significant adjustments to the Bank's internal classified loans were made as a result of this examination.

COMPOSITION  OF  ALLOWANCE  FOR  LOAN  LOSSES

     The table below presents an allocation of the allowance for loan losses for the years ended December 31, 1996, 1995, and 1994, by the different loan categories. However, the breakdown is based on a number of qualitative factors and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category. Any unallocated reserve has been included within the various loan categories in the table below.


                                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                             (DOLLARS IN THOUSANDS)


                                         1996                     1995                     1994
                                      ----------               ----------               ----------
                                                  Percent of               Percent of               Percent of
                                      Allowance    Loans in    Allowance    Loans in    Allowance    Loans in
                                      Breakdown    Category    Breakdown    Category    Breakdown    Category
                                      ----------  -----------  ----------  -----------  ----------  -----------

Commercial and industrial             $      313       21.07%  $      209       19.58%  $      211       25.64%
Real estate - commercial                     482       32.39%         377       35.34%         249       30.29%
Real estate - residential                    477       32.07%         302       28.24%         221       26.87%
Construction                                  65        4.37%          69        6.45%          61        7.41%
Installment and other consumer loans         147        9.89%         108       10.11%          77        9.40%
Other loans, including overdrafts              3        0.22%           3        0.28%           3        0.54%
                                      ----------  -----------  ----------  -----------  ----------  -----------
                                      $    1,487      100.00%  $    1,068      100.00%  $      822      100.15%
                                      ==========  ===========  ==========  ===========  ==========  ===========




DEPOSITS

     The Company has a large, stable base of time deposits, principally certificates of deposit and individual savings and retirement accounts obtained primarily from customers in South Carolina. The Company does not purchase brokered deposits.

     The maturity distribution of certificates of deposit greater than or equal to $100,000 as of December 31, 1996 is as follows (dollars in thousands):





3 months or less                                     $11,241
Greater than 3, but less than or equal to 6 months     7,693
Greater than 6, but less than or equal to 12 months    4,544
Greater than 12 months                                 1,915
                                                     -------
                                                     $25,393
                                                     =======



At  December  31,  1996,  the  Company  had  no  foreign  deposits.

RETURN  ON  EQUITY  AND  ASSETS

     The return on average shareholders' equity ratio (net income divided by average total equity) and the return on average assets ratio (net income divided by average total assets) for the years ended December 31, 1996, 1995, and 1994 are presented in the following table. The Company has not paid a cash dividend since its inception.




                                           1996    1995    1994
                                           -----  ------  ------

Return on average assets                   0.82%   0.56%   0.84%
Return on average shareholders' equity     9.07%   5.14%   6.88%
Average shareholders' equity as a percent  9.05%  10.79%  12.24%
of average assets




ITEM  2.    PROPERTIES

     The operations of the Company and the Bank do not require any substantial investment in fixed assets. The principal executive offices for the Company, the Bank and the Finance Company are located at 937 North Pleasantburg Drive, Greenville, South Carolina. In addition, this site serves as the Bank's operations facility and main branch. The building at this location is approximately 7,500 square feet in area and is situated on a one-acre lot. The Company executed a lease for the land and building and assigned the lease to the Bank effective on the Bank's commencement of operations. The initial term of the lease commenced April 1, 1990 and an renewal option was exercised in April 1995. The term on the renewal of the lease is five years and the Company has additional options to renew for two consecutive five-year periods under substantially the same terms. The lease provides that the Company will be responsible for real property taxes, insurance, utilities and maintenance with respect to the premises. During 1995, the Bank completed construction on approximately .63 acres of land at 2201 Augusta Road, Greenville, South
Carolina  of  its  second  full  service  bank  branch.    The  facility  is
approximately  6,500  square  feet  and  is  fully  occupied  by  the  Bank.

     The twelve Finance Company branches throughout South Carolina as of February 28, 1997 are housed in leased facilities averaging 1,200 square feet each with lease terms from three to ten years. The lease agreements have various renewal options under substantially the same terms as the original agreements.

ITEM  3.    LEGAL  PROCEEDINGS

     Although the Company is from time to time a party to various legal proceedings arising out of the ordinary course of business, management believes there is no litigation or proceeding threatened or pending against the Company that could result in a materially adverse change in the business or financial condition of the Company.


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of the shareholders in the fourth quarter of the Company's fiscal year ending December 31, 1996.



                                    PART II


ITEM  5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     Summit Financial Corporation's common stock is traded in the Small-Cap market on the NASDAQ system under the symbol SUMM. As of December 31, 1996 there were approximately 450 shareholders of record of the common stock. The number of shareholders does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.


QUARTERLY  STOCK  BID  PRICE


      Oct-Dec   Jul-Sep   Apr-Jun   Jan-Mar   Oct-Dec   Jul-Sep   Apr-Jun   Jan-Mar
        1996      1996      1996      1996      1995      1995      1995      1995
      --------  --------  --------  --------  --------  --------  --------  --------

HIGH  $  14.00  $  13.50  $  13.50  $  13.50  $  13.00  $  13.00  $  13.00  $  13.00
LOW   $  13.50  $  13.50  $  13.50  $  13.00  $  13.00  $  13.00  $  13.00  $  11.00




     The Company has not paid any cash dividends. The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors. The Company's present policy is to retain all earnings for the operation of the Company until such time as future earnings support cash dividend payments. Accordingly, the Company does not anticipate paying cash
dividends  in  the  foreseeable  future.    For  information  on  dividend
restrictions, refer to Part II, Item 8. "Financial Statements and Supplementary Data", Note 16 under Notes to Consolidated Financial Statements.


ITEM  6.          SELECTED  FINANCIAL  DATA

     The information presented below should be read in conjunction with the consolidated financial statements, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report.

                              SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                            (All Amounts, Except Per Share Data, In Thousands)


                                                                                                PERCENT
                                                                                                 CHANGE
                                                                                               ----------
INCOME STATEMENT DATA
FOR THE YEARS ENDED DECEMBER 31,
                                             1996       1995       1994      1993      1992    1996/1995
                                           ---------  ---------  --------  --------  --------  ----------

Net interest income                        $  5,583   $  3,976   $ 2,942   $ 2,070   $ 1,637          40%
Provision for loan losses                       516        277       168       129       188          86%
Other income                                    980        611       345       260       203          60%
Other expenses                                4,401      3,469     2,348     1,847     1,502          27%
Provision for income taxes                      644        312       109         -         -         106%
Net income                                    1,002        529       661       354       150          89%
PER SHARE DATA (1)
Net income                                 $   0.71   $   0.38   $  0.49   $  0.27   $  0.10          87%
Book value, at December 31                 $   8.72   $   8.01   $  7.40   $  7.09   $  6.81           9%

                                                                                               PERCENT
                                                                                               CHANGE
BALANCE SHEET DATA AT DECEMBER 31,             1996       1995      1994      1993      1992   1996/1995
-----------------------------------------  ---------  ---------  --------  --------  --------  ----------
Total assets                               $134,162   $115,072   $83,656   $71,173   $62,606          17%
Total deposits                              117,805     99,319    67,348    60,446    51,477          19%
Total gross loans                           102,692     75,712    60,272    50,043    43,578          36%
Allowance for loan losses                     1,487      1,068       822       697       578          39%
Investment securities                        18,510     20,085    15,912    14,758    11,366         (8%)
Total earning assets                        126,763    107,730    79,704    67,941    59,578          18%
Shareholders' equity                         11,637     10,664     9,846     9,427     9,075           9%
RATIOS:
Tier 1 risk-based capital                        11%        13%       16%       18%       21%
Allowance for loan losses to total loans       1.43%      1.41%     1.36%     1.39%     1.33%

   (1)  Per share and book value data have been restated to reflect all 5% stock distributions issued.


   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The following discussion is presented to provide the reader with an understanding of the financial condition and results of operations of Summit Financial Corporation and its subsidiaries, Summit National Bank and Freedom Finance, Inc.

     Summit Financial Corporation (the "Company") is a financial institution holding company headquartered in Greenville, South Carolina. The Company offers a broad range of financial services through its wholly-owned subsidiary, Summit National Bank (the "Bank", "Summit"). The Bank is a nationally chartered commercial bank which operates principally in the Upstate of South Carolina. The Bank currently has two full service offices in Greenville, South Carolina. The Bank received its charter and commenced operations in July 1990. Summit provides a full range of banking services to individuals and businesses, including the taking of time and demand deposits and making loans. The Bank emphasizes close personal contact with its customers and strives to provide a consistently high level of service to both individual and corporate customers.

     Freedom  Finance,  Inc.  ("Freedom",  the  "Finance  Company")  is  a
wholly-owned subsidiary of the Company which is operating as a consumer finance company headquartered in Greenville, South Carolina. The Finance Company primarily makes and services installment loans to individuals with loan principal amounts generally not exceeding $1,000 and with maturities ranging from three to eighteen months. Freedom ended 1996 with ten branch offices throughout South Carolina.

BALANCE  SHEET  REVIEW

GENERAL
     As of December 31, 1996, total assets and total gross loans had increased 17% and 36%, respectively, as compared to 1995, while total deposits had increased approximately 19% during the same period. The difference is reflected in the decrease in federal funds sold of $6.1 million (67%) and the decrease in investment securities of $1.6 million (8%). On January 3, 1997, a 5% stock distribution was approved by the Board of Directors and was issued on February 3, 1997 to shareholders of record as of January 20, 1997. This distribution resulted in the issuance of 63,430 shares of the Company's $1.00 par value common stock. All share and per share data has been restated to reflect this stock distribution.

LOANS
     As of December 31, 1996, the Company had total loans outstanding, net of unearned income, of $102.7 million, a loan-to-deposit ratio of 87% and a loan-to-funds ratio of 85%. The Company includes total deposits, federal funds purchased, Federal Home Loan Bank advances and other borrowings in calculating the "loans-to-funds" measurement. The 1996 amounts are compared to outstanding loans of $75.7 million for the year ended 1995, a loan-to-deposit ratio of 76% and a loan-to-funds ratio of 74% at December 31, 1995.

     Outstanding loans represent the largest component of earning assets at 76% of average earning assets for 1996 compared to 74% for 1995. Gross loans were 77% and 66%, respectively, of total assets at December 31, 1996 and 1995. The 36% increase in loans between 1995 and 1996 is attributable to internal growth for the Bank as the Bank utilized excess liquidity which had accumulated during 1995, and the Finance Company's acquisition of $1.2 million in loans receivable. Freedom's outstanding loans, net of unearned income, totaled $2.5 million, or 2.5% of consolidated loans at December 31, 1996. The Company has experienced steady loan demand from customers desiring the personalized service that the Company offers.

     The loan portfolio consists primarily of commercial and industrial loans; commercial loans secured by real estate; loans secured by one-to-four family residential mortgages; and consumer loans. Substantially all of these loans are located in the Upstate of South Carolina and are concentrated in the Company's market area. At December 31, 1996, the Company has no loans for highly leveraged transactions and has only one foreign loan totaling $75,000. The Bank's primary focus has been on commercial lending to small and medium-sized businesses in its marketplace. Commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio.

     The interest rates charged on loans of the Bank vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures and availability of funds. Loans of the Finance Company are regulated under state laws which establish the maximum loan amounts and interest rates, and the types and maximum amounts of fees, insurance premiums, and other costs that may be charged. On average, consolidated loans yielded 10.09% in 1996, compared to an average yield of 9.64% in 1995. This increase is primarily a result of the contribution of the Finance Company's loans which generally yield a higher rate than the loans of the Bank, combined with a shift in the mix of loans at the Bank to a higher percent of fixed rate loans. At December 31, 1996, approximately 42% of the Company's loan portfolio was at fixed rates of interest, compared to 39% at December 31, 1995.

DEPOSITS
     The Company uses its deposit base as a primary source with which to fund earning assets. Deposits grew 19% from $99.3 million at December 31, 1995 to $117.8 million as of year end 1996. Internal growth and new customers resulting from the new Bank branch which opened in 1995 were entirely responsible for the increase as the Company did not purchase any deposits during 1996. The majority of the growth in deposits occurred in certificates of deposit over $100,000 which increased $5.6 million from 1995; and other time deposit which increased $12.7 million from 1995.

     The Company's core deposit base consists of consumer and commercial savings and retirement accounts, NOW accounts, money market accounts, checking accounts, and non-jumbo time deposits (less than $100,000). Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, these deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits were approximately 77% and 80%, respectively, at December 31, 1996 and 1995. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000, which represented 22% and 20%, respectively, of total deposits at December 31, 1996 and 1995, are held primarily by customers in the Company's service area who have dealt with the Company for an
extended  period  of  time.    The  Company  has  no  brokered  deposits.

     In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. During 1996, interest-bearing deposits averaged $94.1 million with an average rate of 5.09% compared to $70.8 million with an average rate of 5.10% in 1995. Although the general interest rate environment decreased during 1996, which resulted in the Bank repricing non-time and maturing time deposits at lower current market rates, the Bank offered several deposit promotions during the year to increase the level of core deposits as necessary to meet loan growth demands. The combination of the above two factors resulted in the average rate on interest-bearing deposits remaining fairly constant between 1995 and 1996.

INVESTMENT  SECURITIES
     The Company emphasizes safety in its selection of investment securities. Accordingly, the investment portfolio consists primarily of United States Treasury securities, securities of United States government agencies and mortgage-backed securities. The Company does not invest in corporate bonds and has no trading account securities. Investment securities averaged $21.2 million in 1996, 23% above the 1995 average of $17.2 million. As of December 31, 1996, investment securities totaled $18.5 million, which is a decrease of 8% from the $20.1 million invested as of the end of 1995. The decrease is primarily a result of securities totaling in excess of $2 million maturing in the fourth quarter, the proceeds of which were utilized to fund the significant loan growth in that quarter.

     Investment securities are the second largest earning asset of the Company at 18% and 19% of average earning assets for 1996 and 1995, respectively. The average portfolio yield increased from 5.54% in 1995 to 6.05% in 1996 primarily as a result of the maturity of several investments at lower than current market rates combined with a shift in the portfolio mix and average maturity.

CAPITAL  RESOURCES
     To date, the capital needs of the Company have been met through earnings and from the proceeds of its initial offering of common stock. The Company believes that the rate of asset growth will not negatively impact the capital base. Total equity at December 31, 1996 was $11.6 million. The Company has no commitments or immediate plans for any significant capital expenditures outside of the normal course of business. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 1996 and 1995, the Company and the Bank are both categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios at December 31, 1996 as well as the minimum calculated amounts for each regulatory defined category are included in this report under Part II, Item 8:
"Financial Statements and Supplemental Data" as Note 17 to the Notes to Consolidated Financial Statements.

EARNINGS  ANALYSIS
1996  vs.  1995

GENERAL
     The Company's net income increased 90%, or $473,000 from $529,000 in 1995 to $1,002,000 for 1996. Earnings per common share, adjusted for all stock distributions, rose from $.38 in 1995 to $.71 in 1996. Increases in average earning assets, the net interest margin and other income were the primary reasons for the growth in net income and earnings per share between 1995 and 1996.

     Summit National Bank recorded net earnings of $991,000 for the year ended December 31, 1996, a $284,000 or 40% increase over the $707,000 recorded in 1995. The increase in earnings for this subsidiary resulted primarily from an increase in the Bank's net interest income of $913,000 or 26% due to the higher level of earning assets. Another significant factor was the increase in other income of the Bank, which increased $231,000 or 41% primarily in the area of nondeposit investment product sales resulting in commission income. The income increases were somewhat offset by higher overhead expenses resulting from operating two full-service branches for the entire year of 1996 as compared to a partial year in 1995.
     The Company's nonbank subsidiary, Freedom Finance, Inc., recorded a net loss for 1996 of $(67,000), a $161,000 or 71% improvement over the 1995 loss of $(229,000). The improvement is a direct result of the higher level of earning assets contributing to an increase in net interest income and fee income which outpaced the increase in overhead expenses. As the original branches begin to mature and grow to a size sufficient to support the overhead in place, they will be better able to support the newer branches during their start-up phase.

NET  INTEREST  INCOME
     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During 1996, the Company recorded net interest income of $5.6 million, a 40% increase from the 1995 net interest income of $4.0 million. The increase in this amount is related to (1) the increase in the loan and deposit volume of the Bank of 33% and 32%, respectively; and (2) the contributions of the Finance Company as its earning assets continued to grow.

     The Company's interest rate sensitivity gap (interest-sensitive assets minus interest-sensitive liabilities) is asset sensitive over the repricing lives of its interest-earning assets and interest-bearing liabilities. An asset sensitive position means that the Company's assets reprice faster than the liabilities, resulting in increases in the net interest income during periods of rising rates and decreases in net interest income when market rates decline, as experienced most recently. Interest rates dropped starting in July 1995 and into 1996, and the Bank's net interest margin did decline as the loans which are tied to the prime rate dropped immediately, while the majority of liabilities did not reprice until their fixed maturity dates. If rates continue to decline, the Company may realize a negative impact on its net interest income.

     For the year ended December 31, 1996, the Company's net interest margin was 4.81%, compared to 4.41% for 1995. The net interest margin is calculated as net interest income divided by average earning assets. The increase is primarily related to the contribution of the higher level of Finance Company loans outstanding and increases in Freedom's margin. The higher margin at Freedom offset the decline in the Bank's net interest margin which dropped from 4.03% for 1995 to 3.88% for 1996 related primarily to the 56 basis point drop in the prime lending rate for the period.

INTEREST  INCOME
     For the year ended December 31, 1996, the Company's average earning assets grew $25.9 million from $90.2 million in 1995 to $116 million. The average yield on earning assets also increased during the period, from 8.58% in 1995 to 9.09% in 1996. Thus, the increase in volume of approximately 29%, combined with the increase in average yield of 51 basis points, accounts for the increase in interest income of $2.8 million or 36% between 1995 and 1996.

     The majority of the increase in average earning assets was in loans, which are the Company's highest yielding assets and represented 76% of average earning assets for 1996. Consolidated loans averaged $88.5 million in 1996, compared to $66.5 million in 1995 or an increase of 33%. The Bank's loans represent 97% of the consolidated totals and yielded an average 8.93% for 1996 compared to 9.20% for 1995. The decline in the average yield on the Bank's loan portfolio is directly related to the drop in the average prime rate during the period from 8.83% in 1995 to 8.27% in 1996. As of December 31, 1996, approximately 58% of the Bank's loan portfolio was tied to the prime rate compared to 61% tied to the prime rate at December 31, 1995. The decline in the Bank's yield on loans was offset by an increase in the average yield of the Finance Company's loans and the increase in the relative percentage of the Finance Company's loans to the total portfolio in comparison with the prior year. Thus, the consolidated average yield on loans actually increased 45 basis points to 10.09% for 1996 compared to 9.64% for 1995. The higher level of average loans, combined with the increase in average yield, resulted in an increase in consolidated interest income on loans of $2.5 million or 39%.

     The second largest component of earning assets is the Company's investment portfolio which averaged $21.2 million or 18% of earning assets for 1996, yielding 6.05% for the current year. This is compared to average securities of $17.2 million yielding 5.54% for 1995. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased during the latter half of 1995 and during 1996 as well as the maturities of some investments with lower than current market yields. The higher level of average securities, combined with the increase in average rate, resulted in an increase in interest income on investments of $317,000 or 33%.

INTEREST  EXPENSE
     The Company's interest expense for 1996 was $5.0 million, compared to $3.8 million for 1995. The increase in interest expense of 32% is directly related to the 32% increase in the average volume of interest-bearing liabilities. Interest-bearing liabilities averaged $97.5 million in 1996 with an average rate of 5.09% compared to an average of $73.7 million and an average rate of 5.10% during 1995. Although the general interest rate environment decreased during 1996, which resulted in the Bank repricing non-time and maturing time deposits at lower market rates, the Bank offered several deposit promotions during the year to increase the level of core deposits as required to meet loan growth demands. The combination of the above two factors resulted in the average rate on interest-bearing deposits remaining fairly constant between 1995 and 1996.

PROVISION  FOR  LOAN  LOSSES
     The amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for inherent losses in the loan portfolio. The level of this allowance is dependent upon growth in the loan portfolios; the total amount of past due loans; nonperforming loans; known loan deteriorations and/or concentrations of credit; trends in portfolio volume, maturity and composition; projected collateral values; general economic conditions; and management's assessment of potential losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans.

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

     During 1996, $516,000 was charged to the provision for loan losses, compared to $277,000 for 1995. The increase in the provision was a result of
(1) the higher net originations between 1995 and 1996 of $27.2 million as compared to net originations of $15.7 million between 1994 and 1995; and (2) the larger percentage of the Finance Company's loans to the consolidated total as these generally have higher inherent risk than do loans of the Bank. Estimates charged to the provision for loan losses based on the factors discussed above are adjusted as necessary. At December 31, 1996, the allowance for loan losses was $1.5 million or 1.43% of total loans, compared to $1.1 million or 1.41% of total loans at December 31, 1995.

     The Company continues to maintain a high quality loan portfolio. Although loan volume increased 36% during the past year, the majority of which was a result of the Bank's internal growth, total nonperforming assets remained at a very low level in comparison to peer banks. Loans on nonaccrual at December 31, 1996 totaled $110,000 or .10% of outstanding loans. There were no loans on nonaccrual at December 31, 1995. Generally, loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible. At December 31, 1996 and 1995, the Bank held no other real estate owned acquired in partial or total satisfaction of problem loans. At December 31, 1996, one loan totaling $110,000 was considered impaired under the definitions of Statement of Financial Accounting Standards No. 114. The related impairment allowance at the current year end was zero. There were no impaired loans at December 31, 1995.

     For the year ended December 31, 1996, the Company reported net charge-offs of $154,000, which is a result of the Finance Company net charge-offs of $125,000 (4.85% of average loans of the Finance Company) combined with the Bank's net charge-offs of $29,000 (.03% of average loans of the Bank) for the year. This is compared to consolidated net charge-offs of $59,000 for the year ended December 31, 1995. Loans past due 90 days and greater totaled $200,000 or 0.19% of gross loans at December 31, 1996 compared to $9,000 or .01% of gross loans at December 31, 1995. The allowance for loan losses at December 31, 1996 represents management's estimate of inherent losses in the loan portfolio at that date.

OTHER  INCOME  AND  OTHER  EXPENSES
     Other income, which is primarily service charges on customers' deposit accounts; credit card interchange fees; credit card merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $980,000 in 1996 compared to $611,000 in 1995, or an increase of 60%. The majority of the increase is related to the increase in insurance commission fee income ($119,000 or 32% of the increase) related to the higher level of activity for both the Bank and the Finance Company. Included in this amount is commissions on annuity sales made in the Bank's nondeposit investment sales department which increased $52,000 during 1996 as compared to 1995. Also included is earned commissions on credit-related insurance products generated by the Finance Company which increased $61,000 during the same period primarily related to the higher number of offices operating in 1996 as compared to 1995. A portion of the higher amount in other income is related to the increase in the number of Bank deposit accounts and transactions subject to service charges and fees (10% of the increase or $38,000) and the higher volume of transactions and merchant activity in the Bank's credit card portfolio ($50,000 or 14% of the increase). The remainder of the increase is related to (1) late charge income and other income generated by the Finance Company in 1996 related to the higher number of offices and customer accounts as compared to the prior year; and (2) a higher level of activity in the Bank's nondeposit financial services and brokerage department in 1996 which accounted for $135,000 of the increase or 36%.

     For the year ended December 31, 1996, total other expenses were $4.4 million which is an increase of 27% over the amount incurred for the prior year of $3.5 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $2.3 million for 1996 as compared to $1.7 million for 1995. The increase of $600,000 or 35% is a result of (1) normal annual raises; (2) the Bank increasing the total number of employees related to the opening of the new branch in August 1995 by approximately 16%; and (3) the Finance Company's operations which accounted for $294,000 or 49% of the increase due to the opening of additional branches throughout 1995 and 1996.

     The 26% ($81,000) increase in occupancy expenses and the 18% ($62,000) increase in furniture, fixtures, and equipment ("FFE") between 1995 and 1996 are primarily related to (1) expenses associated with the operations of the second Bank branch which opened in August 1995; and (2) the addition of Finance Company branches throughout 1995 and 1996.

     Included in the line item "other operating expenses", which increased $189,000 or 17% between 1995 and 1996, are charges for OCC assessments; property and bond insurance; automated teller machine switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for a net $62,000 increase (33% of the total increase), primarily related to the increased level of activity and number of accounts as compared to the prior year, and the higher telephone, advertising, courier, and supplies expenses associated with the second Bank branch added in August 1995. The remainder of the consolidated increase, or $126,000, was generated by the activity of the Finance Company with ten operational offices in the during 1996 compared to eight for the prior year (of which three were added after mid-year 1995), primarily related to credit reports, license fees, acquisition premium amortization, and office support.

INCOME  TAXES
     For the year ended December 31, 1996, the Company reported $644,000 in income tax expense, or an effective tax rate of 39%. This is compared to income tax expense of $312,000 for the prior year, or an effective tax rate of 37%. The increase of the effective rate in 1996 is related to the full utilization of net operating loss carryforwards in prior years.


EARNINGS  ANALYSIS
1995  vs.  1994

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned on assets and the interest paid for the liabilities, was reported at $4.0 million for 1995, a 35% increase from the 1994 net interest income of $2.9 million. The increase in this amount is related to (1) the increase in the loan and deposit activity as the Bank expanded with the addition of a new location; (2) the increasing interest rate environment experienced during 1994 through mid-1995; and (3) the loans of Freedom Finance, operational for the entire year in 1995, which contributed $451,000 or 11% to the consolidated net interest income in 1995.

     For the year ended December 31, 1995, the Company's net interest margin was 4.41%, compared to 3.93% for 1994. The net interest margin is calculated as net interest income divided by average earning assets. The increase is primarily related to the prime rate increases during 1994 and 1995 and the contribution of the Finance Company's loans. The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. The prime lending rate increased from an average of 7.13% in 1994 to an average of 8.83% during 1995.

INTEREST  INCOME
     For the year ended December 31, 1995, the Company's earning assets averaged $90.2 million and had an average yield of 8.58%. This compares to average earning assets of $74.8 million for 1994, yielding approximately 7.04%. Thus, the increase in volume of approximately 21%, combined with the increase in average yield of 154 basis points, accounts for the increase in interest income of $2.5 million or 47% between 1994 and 1995.

     The majority of the Company's loans are tied to the prime rate. And, as loans represented approximately 74% of average earning assets in 1995, this has meant that the general rise in the level of interest rates during 1994 and into 1995 has had a positive impact on the Company's earnings. During 1995, loans averaged $66.5 million yielding an average of 9.64%, compared to $54.2 million yielding 7.96% in 1994. The increase in the average yield on loans is directly related to the 170 basis point increase in the average prime rate in 1995 compared to 1994 and the contribution of the Finance Company loans.

     In addition to the increase in the average yield on loans, the general rising interest rate environment provided the Company with opportunities to invest in and reinvest maturities of investment securities at higher current market rates, thus increasing the overall yield on the investment portfolio. Investment securities averaged $17.2 million or 19% of average earning assets and yielded 5.54% during 1995, compared to average securities of $15.6 million yielding 4.75% for 1994.

INTEREST  EXPENSE
     The Company's interest expense for 1995 was $3.8 million, compared to $2.3 million for 1994. The increase in the average volume of interest-bearing liabilities of 20%, combined with the 135 basis point increase in average rate on interest-bearing liabilities, are the primary contributors to the increase in interest expense in 1995. The increase in average rate is a direct result of the general increases in rates during 1994 and into 1995. Interest-bearing liabilities averaged $71.7 million in 1995 with an average rate of 5.25% compared to an average of $59.7 million and an average rate of 3.89% during 1994.

PROVISION  FOR  LOAN  LOSSES
     The amount charged to the provision for loan losses by the Bank is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for potential losses in the loan portfolio. During 1995, $277,000 was charged to the provision for loan losses, compared to $168,000 for 1994. The increase in the provision was a result of (1) the higher net originations between 1995 and 1994 as compared to 1993 to 1994; and (2) a full year of loan growth for the Finance Company, which generally has higher inherent risk in its portfolio than does the Bank, thus its provision as a percent of outstanding loans is generally higher than that of the Bank.

     Net loan charge-offs as a percent of average loans has remained low in 1995 at .09% or approximately $59,000. This is compared to $61,000 net loan charge-offs during 1994 or .11% of average loans. Loans past due 30 days or more totaled $149,000 or .2% of total loans at December 31, 1995. This is compared to $338,000 past due 30 days or more or .56% of total loans at December 31, 1994. The amount of loans past due in excess of 90 days included in the previous totals was minor in both 1995 and 1994. There were no loans on nonaccrual at December 31, 1995 and only $37,000 of the Bank's loans were classified as nonaccrual at December 31, 1994. At December 31, 1995, there were no nonperforming assets, which include nonaccrual loans and other real estate owned acquired in partial or total satisfaction of problem loans. Total nonperforming assets were only .06% of total loans at December 31, 1994. The allowance for loan losses at December 31, 1995 represents management's estimate of potential future losses in the loan portfolio at that date.

OTHER  INCOME  AND  OTHER  EXPENSES
     Other income, which is primarily service charges on customers' deposit accounts; credit card interchange fees; credit card merchant discount fees; nondeposit investment product sales commissions; and mortgage origination and other fees on loans, was $611,000 in 1995 compared to $345,000 in 1994. The increase of 77% is primarily related to the higher volume of consumer and merchant transactions generating fee income related to the Bank's credit card program (approximately $49,000 or 18% of the increase); the higher level of commercial and consumer loan originations of the Bank generating fees ($49,000 of the increase); the contribution of the Finance Company which generated earned insurance commissions, late fees and other income for the entire year of 1995, compared to 2 months in 1994 ($90,000 or 34% of the increase); and the increase in the level of activity of the nondeposit investment product sales generating commission fees (which increased $33,000 or 13% of the total) and mortgage department originations ($51,000 of the increase or 19%).

     For the year ended December 31, 1995, total overhead expenses were $3.5 million which is an increase of 48% from the 1994 total of $2.3 million. The most significant item included in overhead expenses is salaries, wages and benefits which amounted to $1.7 million in 1995 as compared to $1.1 million in 1994. The $652,000 or 62% increase is a result of (1) normal annual raises;
(2) salary and benefits associated with the increase in Bank personnel of 33% (27 full time equivalent ("FTE") employees at December 31, 1994 compared to 36 FTE for 1995 year end); and (3) the Finance Company's personnel expenses totaling $330,000 or 19% of the consolidated total for the entire year of 1995 versus personnel expenses for only 3 months in 1994. The Finance Company ended 1995 with 22 FTE employees compared to 7 FTE at December 31, 1994.

     The $109,000 or 53% increase in occupancy and the $106,000 or 44% increase in furniture, fixtures and equipment expenses are a direct result of
(1) the new Bank branch which commenced operations in August 1995; and (2) the addition of 5 branch locations of the Finance Company between May and December 1995, combined with the initial 3 branches which were operational for the full year of 1995 compared to only 2 months in 1994.

     Included in the line item "Other operating expenses", which increased $254,000 or 30% during 1995, are OCC assessments; FDIC insurance premiums; property and bond insurance premiums; automated teller machine switch fees; credit card program expenses; professional services; education and seminar costs; advertising and public relations; and other branch and customer-related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for approximately $73,000 or 29% of the increase. This amount equates to a 9% net increase in the total amount of other operating expenses for the Bank from 1994 to 1995. The remaining increase in other operating expense (approximately $181,000) is related to the full year of operations of the 8 branches of the Finance Company and includes credit reports, office support and forms, insurance claims, and other expense associated with the normal operations of Freedom.

PROVISION  FOR  INCOME  TAXES
     Net income for 1995 includes a provision for income taxes of $312,000 for an effective tax rate of 37%, compared to a tax provision of $109,000 for 1994 which relates to an effective tax rate of approximately 14%. The increase in the tax provision for 1995 relates to the 9% increase in pretax net income and the utilization of operating loss carryforwards during 1994.


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit, and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources accounted for 17% and 20% of average assets for the years ended December 31, 1996 and 1995, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include lines of credit through the Federal Home Loan Bank and Federal Reserve Bank, purchasing federal funds from other financial institutions, and increasing deposits by raising rates paid.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has $1.8 million in available liquidity remaining from its initial public offering and the retention of earnings. All of this liquidity was advanced to the Finance Company to fund its operations as of December 31, 1996. In addition, Summit Financial has available lines of credit totaling $3 million with unaffiliated financial institutions, of which $2.95 million was available at December 31, 1996. A further source of liquidity for Summit Financial includes management fees and debt service which are paid by its subsidiary on a monthly basis.

     Liquidity needs of Freedom Finance, primarily for the funding of loan originations, acquisitions, and operating expenses, have been meet to date through the initial capital investment of $500,000 made by Summit Financial, borrowings from an unrelated private investor, and line of credit facilities provided by Summit Financial and Summit National Bank, a sister company.

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

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Most of the Company's liabilities are issued with fixed terms and can be repriced only at maturity. During periods of rising interest rates, as experienced from 1994 through mid-1995, the Company's assets reprice faster than the supporting liabilities. This causes an increase in the net interest margin until the deposits mature and are repriced at higher current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company's current balance sheet structure, the opposite effect (that is, a decrease in net interest income) is realized in a falling rate environment as was experienced in the latter part of 1995 and into 1996.

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

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65" which is effective prospectively for years beginning after December 15, 1995. The statement requires the recognition of an asset for the right to service mortgage loans for others, regardless of how those rights were acquired (either purchased or originated). Further, it amends SFAS 65 to require assessment of impairment based on fair value. Based upon the Company's present mortgage lending operation, which includes pre-selling all mortgages servicing released, the adoption of this statement has not had a material effect on the Company.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation". This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 123 provides guidance on the valuation of compensation costs arising from both fixed and performance stock compensation plans. SFAS No. 123 encourages but does not require entities to account for stock compensation awards based on their estimated fair value on the date they are granted. Entities can continue to follow current accounting requirements, which generally do not result in an expense charge for most options. However, they must disclose in a footnote to their financial statements what the effect on net income and earnings per share would have been had they recognized expense for the
options.    The  Company  has  continued  its  current  accounting  practice.
Therefore, the adoption of this statement has not had an effect on the Company's operating results, but merely expanded its footnotes to include the required proforma disclosures.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement will become effective for transactions occurring after December 31, 1996. The statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on its balance sheet all assets it controls and liabilities it has incurred. The entity would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The Company does not anticipate that adoption of this statement will have a material effect on the Company's financial statements in 1997.
     In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125", an amendment to SFAS
No. 125 which is effective December 31, 1996. This statement delays the effective date of certain provisions of SFAS No. 125 until December 31, 1997. The amended provisions include those related to the transfers of financial assets and secured borrowings. The provisions in SFAS No. 125 related to servicing assets and liabilities are not delayed by this amendment. The Company does not anticipate that adoption of this standard will have a material effect on the Company's financial statements.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                              SUMMIT FINANCIAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS


                                                           December 31,   December 31,
                                                               1996           1995
                                                           -------------  -------------
ASSETS

Cash and interest-bearing deposits                         $   6,026,267  $   6,345,071
Federal funds sold                                             3,000,000      9,100,000
Investment securities available for sale (amortized cost      18,510,478     20,085,151
 of $18,510,478 and $19,994,851)
Investments in stock of Federal Reserve Bank, Federal            634,340        512,340
Home Loan Bank and other, at cost
Loans, net of unearned income and net of allowance           101,204,867     74,644,469
for loan losses of $1,486,873 and $1,067,584
Premises and equipment, net of accumulated                     2,501,937      2,735,630
depreciation and amortization of $1,167,110
and $848,837
Accrued interest receivable                                      940,479        780,514
Other assets                                                   1,343,798        868,507
                                                           -------------  -------------
                                                           $ 134,162,166  $ 115,071,682
                                                           =============  =============
LIABILITIES AND SHAREHOLDERS'
EQUITY
Deposits:
 Demand                                                    $  17,484,409  $  13,863,019
 Interest-bearing demand                                       6,227,317      4,891,911
 Savings and money market                                     23,366,281     28,181,365
 Time deposits, $100,000 and over                             25,392,780     19,777,667
 Other time deposits                                          45,334,608     32,605,103
                                                           -------------  -------------
                                                             117,805,395     99,319,065
Securities sold under repurchase agreements                      761,047        569,933
Federal funds purchased                                                -        991,000
Other borrowings                                               2,550,000      2,000,000
Accrued interest payable                                         822,911        718,917
Other liabilities                                                585,915        809,265
                                                           -------------  -------------
     Total liabilities                                       122,525,268    104,408,180
                                                           -------------  -------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000 shares              1,334,409      1,267,251
authorized; 1,334,409 issued and outstanding
 Additional paid-in capital                                   10,254,039      9,342,451
 Retained earnings                                                48,450              -
 Unrealized net gain on investment securities
available for sale, net of income taxes                                -         53,800
                                                           -------------  -------------
     Total shareholders' equity                               11,636,898     10,663,502
Commitments and contingencies
                                                           $ 134,162,166  $ 115,071,682
                                                           =============  =============

See  accompanying  notes  to  consolidated  financial  statements.


                                SUMMIT FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Years Ended December 31,
                                                         ----------------------------------

                                                         1996         1995         1994
                                                     ------------  -----------  -----------

Interest Income:
 Interest on loans                                   $ 8,923,573   $6,410,423   $4,317,602
 Interest on taxable securities                        1,240,996      952,889      739,277
 Interest on nontaxable securities                        29,165            -            -
 Interest on federal funds sold                          207,446      218,602      128,840
 Other interest income                                   145,525      153,973       79,908
                                                     ------------  -----------  -----------
                                                      10,546,705    7,735,887    5,265,627
                                                     ------------  -----------  -----------
Interest Expense:
 Interest on deposits                                  4,752,790    3,574,912    2,216,627
 Other interest expense                                  211,013      184,898      107,233
                                                     ------------  -----------  -----------
                                                       4,963,803    3,759,810    2,323,860
                                                     ------------  -----------  -----------
Net interest income                                    5,582,902    3,976,077    2,941,767
Provision for loan losses                               (516,100)    (277,000)    (167,868)
                                                     ------------  -----------  -----------
Net interest income after provision for loan losses    5,066,802    3,699,077    2,773,899
                                                     ------------  -----------  -----------
Other Income:
 Service charges and fees on                             173,920      136,201      136,172
deposit accounts
 Credit card fees and income                             217,354      167,100      117,962
 Insurance commissions                                   182,168       62,787        3,692
 Other income                                            406,902      244,955       86,815
                                                     ------------  -----------  -----------
                                                         980,344      611,043      344,641
                                                     ------------  -----------  -----------
Other Expenses:
 Salaries, wages and benefits                          2,310,917    1,711,248    1,059,622
 Occupancy                                               395,389      313,919      204,958
 Furniture, fixtures and equipment                       410,426      348,309      242,151
 Other operating expenses                              1,284,640    1,096,049      841,655
                                                     ------------  -----------  -----------
                                                       4,401,372    3,469,525    2,348,386
                                                     ------------  -----------  -----------
Net income before income taxes                         1,645,774      840,595      770,154
Provision for income taxes                              (644,000)    (312,000)    (109,000)
                                                     ------------  -----------  -----------
Net income                                           $ 1,001,774   $  528,595   $  661,154
                                                     ============  ===========  ===========

Net income per common share:
  Primary                                            $      0.71   $     0.38   $     0.49
  Fully diluted                                      $      0.71   $     0.38   $     0.49
Average shares outstanding:
  Primary                                              1,410,775    1,404,404    1,341,055
  Fully diluted                                        1,410,775    1,404,404    1,341,055

See  accompanying  notes  to  consolidated  financial  statements.


                                                   SUMMIT FINANCIAL CORPORATION
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                             Shares      Amount     Additional      Retained      Unrealized net        Total
                                                                     paid-in        earnings      gain (loss) on    shareholders'
                                                                     capital      (accumulated      investment         equity
                                                                                    deficit)        securities
                                                                                                  available for
                                                                                                   sale, net of
                                                                                                   income taxes
                                                                                                 ----------------

Balance at December 31, 1993                1,149,693  $1,149,693  $ 8,869,487       ($590,210)          ($1,701)  $    9,427,269
Cash in lieu of fractional shares from
 stock distribution                                 -           -       (1,902)              -                 -           (1,902)
Net income for the year ended
 December 31, 1994                                  -           -            -         661,154                 -          661,154
Change in unrealized net gain (loss) on
 investment securities available for sale,
 net of income taxes                                -           -            -               -          (237,894)        (237,894)
Issuance of 5% stock distribution              57,474      57,474       10,675         (68,149)                -                -
Cash in lieu of fractional shares from
 stock distribution                                 -           -            -          (2,795)                -           (2,795)
                                            ---------  ----------  ------------  --------------  ----------------  ---------------
Balance at December 31, 1994                1,207,167   1,207,167    8,878,260               -          (239,595)       9,845,832
Net income for the year ended
 December 31, 1995                                  -           -            -         528,595                 -          528,595
Change in unrealized net gain (loss) on
 investment securities available for sale,
 net of income taxes                                -           -            -               -           293,395          293,395
Issuance of 5% stock distribution              60,084      60,084      464,191        (524,275)                -                -
Cash in lieu of fractional shares from
 stock distribution                                 -           -            -          (4,320)                -           (4,320)
                                            ---------  ----------  ------------  --------------  ----------------  ---------------
Balance at December 31, 1995                1,267,251   1,267,251    9,342,451               -            53,800       10,663,502
Net income for the year ended
 December 31, 1996                                  -           -            -       1,001,774                 -        1,001,774
Change in unrealized net gain (loss) on
 investment securities available for sale,
 net of income taxes                                -           -            -               -           (53,800)         (53,800)
Employee stock options exercised                3,728       3,728       23,568               -                 -           27,296
Issuance of 5% stock distribution              63,430      63,430      888,020        (951,450)                -                -
Cash in lieu of fractional shares from
 stock distribution                                 -           -            -          (1,874)                -           (1,874)
                                            ---------  ----------  ------------  --------------  ----------------  ---------------
 Balance at December 31, 1996               1,334,409  $1,334,409  $10,254,039   $      48,450   $             -   $   11,636,898
                                            =========  ==========  ============  ==============  ================  ===============


See  accompanying  notes  to  consolidated  financial  statements.


                                    SUMMIT FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended December 31,
                                                                    --------------------------------

                                                             1996           1995           1994
                                                         -------------  -------------  -------------

Cash flows from operating activities:
Net income                                               $  1,001,774   $    528,595   $    661,154
Adjustments to reconcile net income to net cash
 provided by operating activities:
Provision for loan losses                                     516,100        277,000        167,868
Depreciation and amortization                                 318,274        255,116        174,712
Loss (gain) on sale and disposal of fixed assets                    -          1,293        (22,320)
Net amortization (accretion) of net premium                    22,668         (8,108)         1,585
(discount) on investment securities
Increase in accrued interest receivable                      (159,965)      (227,928)      (175,515)
Increase in other assets                                     (344,291)      (369,765)       (47,861)
Increase in accrued interest payable                          103,994        353,147         86,179
(Decrease) increase in other liabilities                     (186,850)       380,156        235,269
Deferred income taxes                                        (131,000)       (52,000)      (174,000)
                                                         -------------  -------------  -------------
     Net cash provided by operating activities              1,140,704      1,137,506        907,071
                                                         -------------  -------------  -------------
Cash flows from investing activities:
Purchases of securities held to maturity                            -       (512,522)      (500,000)
Proceeds from maturities of securities held to maturity             -        208,772      1,280,973
Purchases of investment securities available for sale      (8,692,842)    (9,606,427)    (6,335,376)
Proceeds from maturities and sales of investment           10,154,547      5,700,000      4,149,965
securities available for sale
Purchases of investments in FHLB and other stock             (122,000)       (14,000)      (112,240)
Net increase in loans                                     (25,922,171)   (14,940,423)    (9,988,142)
Purchases of finance loans receivable                      (1,154,327)      (531,604)      (283,528)
Purchases of premises and equipment                           (84,581)    (1,832,673)      (804,345)
Proceeds from sale of premises and equipment                        -              -         36,900
                                                         -------------  -------------  -------------
     Net cash used by investing activities                (25,821,374)   (21,528,877)   (12,555,793)
                                                         -------------  -------------  -------------
Cash flows from financing activities:
Net increase in deposit accounts                           18,486,330     31,970,980      6,901,719
Net (decrease) increase in securities sold under             (799,886)    (2,142,712)     2,840,451
repurchase agreements and federal funds purchased
Proceeds from other borrowings                              2,550,000              -      2,000,000
Repayments of other borrowings                             (2,000,000)             -              -
Proceeds from employee stock options exercised                 27,296              -              -
Cash paid in lieu of fractional shares                         (1,874)        (4,320)        (4,697)
                                                         -------------  -------------  -------------
     Net cash provided by financing activities             18,261,866     29,823,948     11,737,473
                                                         -------------  -------------  -------------
Net (decrease) increase in cash and cash equivalents       (6,418,804)     9,432,577         88,751
Cash and cash equivalents, beginning of period             15,445,071      6,012,494      5,923,743
                                                         -------------  -------------  -------------
Cash and cash equivalents, end of period                 $  9,026,267   $ 15,445,071   $  6,012,494
                                                         =============  =============  =============
Supplemental information:
Cash paid during year for interest                       $  4,859,809   $  3,406,663   $  2,237,681
Cash paid during year for income taxes                   $    801,939   $    496,362   $     37,348
Noncash transfer of investment securities from                      -   $  5,751,248              -
 held to maturity to available for sale portfolio
Change in market value of investment securities              ($53,800)  $    293,395      ($237,894)
available for sale, net of income taxes


See  accompanying  notes  to  consolidated  financial  statements.

                         SUMMIT FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Years Ended December 31, 1996 and 1995

     Summit Financial Corporation (the "Company"), a South Carolina corporation, is the parent holding company for Summit National Bank (the "Bank"), a nationally chartered bank, and Freedom Finance, Inc. (the "Finance Company"), a consumer finance company.

     Through its bank subsidiary, which commenced operations in July 1990, the Company provides a full range of banking services, including the taking of demand and time deposits and the making of commercial and consumer loans. The Bank currently has two full-service branches in Greenville, South Carolina. The Finance Company commenced operations in November 1994 and makes and services small, short-term installment loans and related credit insurance products to individuals from its ten offices throughout South Carolina.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     The  following  is  a  description  of  the  more  significant accounting policies used in preparing the consolidated financial statements. The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and the Finance Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENT SECURITIES - Investment securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which was adopted by the Company on January 1, 1994. Investments are classified into three categories as follows: (1) Investments Held to Maturity - debt securities which the enterprise has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities - debt and equity securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Investments Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

LOANS AND INTEREST INCOME - Loans are carried at principal amounts, net of unearned income, reduced by an allowance for loan losses. The Bank recognizes interest income daily based on the principal amount outstanding using the simple interest method. The accrual of interest is generally discontinued on loans of the Bank which become 90 days past due as to principal or interest or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

     Loans of the Finance Company are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net deferred origination fees and direct costs, and an allowance for loan losses. Unearned interest is deferred at the time the loans are made and accreted to income on a collection method, which approximates the level yield method. Charges for late payments are credited to income when collected.

IMPAIRMENT OF LOANS - The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. This standard requires that all creditors value loans at the loan's fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan. The adoption of the standards required no increase in the allowance for loan losses and had no impact on net income in the year of adoption.

     Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

     A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As a practical matter, the Bank determines which loans are impaired  through  a  loan  review  process.

     Although SFAS No. 114 potentially applies to all problem loans, it specifically states that it need not be applied to "large groups of smaller balance homogeneous loans that are collectively evaluated for impairment". Thus, the Company determined that the statement does not apply to its consumer loan, credit card or residential mortgage loan portfolios, except that it may choose to apply the statement to certain specific larger loans determined by management. In effect, these portfolios are covered adequately in the
Company's  normal  formula  for  determining  loss  reserves.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses charged to operations and reflects an amount that, in management's opinion, is adequate to absorb inherent losses in the existing portfolio. Additions to the allowance are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgement, deserve recognition in estimating loan losses.

     Loans are charged-off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustments based upon information that is available to them at the time of their examination.

LOAN FEES - Loan origination fees and direct costs of loan originations are deferred and recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. Loan commitment fees are deferred and recognized as an adjustment of yield over the related loan's life, or if the commitment expires unexercised, recognized in income upon expiration.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful life of the related assets as follows: building, 40 years; furniture and fixtures, 7 years; equipment, 5 to 7 years; and vehicles, 3 years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Additions to premises and equipment and major replacements or betterments are added at cost. Maintenance and repairs and minor replacements are charged to operating expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

INTANGIBLE ASSETS - Intangible assets are included in "Other assets" on the accompanying consolidated balance sheets and have unamortized balances of $787,143 and $360,152 at December 31, 1996 and 1995, respectively, with related amortization of $106,221; $37,200; and $900 for the years ended 1996, 1995, and 1994, respectively. Intangible assets consist primarily of goodwill and customer lists resulting from the Finance Company's branch acquisitions. On an ongoing basis, the Company evaluates the carrying value of these intangible assets and determines whether these assets have been impaired based upon an undiscounted cash flow approach. Amortization of intangibles is provided by using the straight-line method over the estimated economic lives of the assets, which is generally from 5 - 7 years.

INCOME TAXES - Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax asset will not be realized.

CASH AND CASH EQUIVALENTS - Cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold, overnight investments and short-term investments with maturities of less than three months.

     For the purposes of reporting cash flows, the Company considers "Cash and interest-bearing deposits" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $9,026,267 and $15,445,071 at December
31,  1996  and  1995,  respectively.

STOCK-BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to adopt the disclosure-only provisions of SFAS No. 123 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

NOTE  2  -  SUBSEQUENT  EVENT
     In January 1997, the Company entered into separate letters of intent to acquire the loans receivable of four unrelated consumer finance companies. Following regulatory approvals, the acquisitions were completed in February 1997 and resulted in the establishment of two new branch locations of the Finance Company in Columbia, South Carolina and in Conway, South Carolina.
The receivables of the other two acquisitions were combined into separate existing offices of the Finance Company. The combined cash purchase price for the four transactions to acquire loans receivable totaled $595,000 and gross loans receivable of approximately $520,000 were recorded as a result of these
transactions.    No  liabilities  were  assumed  in  any  transaction.

NOTE  3  -  INVESTMENT  SECURITIES
     The amortized cost and market values of investments available for sale are as follows at December 31:




                                                1996                                           1995
                                              ---------                                      ---------
                                    Unreal-    Unreal-                             Unreal-    Unreal-
                        Amortized     ized      ized       Market      Amortized     ized      ized       Market
                          Cost       Gains     Losses       Value        Cost       Gains     Losses       Value
                       -----------  --------  ---------  -----------  -----------  --------  ---------  -----------

U.S. Treasury due:
  Within 1 year        $ 2,000,993  $  3,499  $      -   $ 2,004,492  $ 2,249,952  $      -  $(11,600)  $ 2,238,352
  After 1, within 5
  years                  3,495,141     4,973   (11,322)    3,488,792    3,502,199    31,300         -     3,533,499
U.S. Government
Agencies due:
  Within 1 year          2,250,944     3,799      (799)    2,253,964    3,417,442         -   (11,500)    3,405,942
  After 1, within 5
  years                  5,988,322    39,984    (8,652)    6,019,654    8,475,040    87,100    (3,000)    8,559,140
  After 5, within 10
  years                    392,968         -   (19,590)      373,378            -         -         -             -
Mortgage-backed
securities:
  5 year balloon
  maturing within 1
  year                           -         -         -             -      360,104     5,300         -       365,404
  5 - 7 year balloon
  maturing within 2 -
  7 years                2,414,716         -   (21,807)    2,392,892    1,618,897         -    (7,300)    1,611,597
  Maturing beyond 10
  years                  1,341,379    11,814         -     1,353,193            -         -         -             -
Municipal securities
maturing beyond 10
years                      626,015     1,500    (3,402)      624,113      371,217         -         -       371,217
                       -----------  --------  ---------  -----------  -----------  --------  ---------  -----------
                       $18,510,478  $ 65,569  $(65,569)  $18,510,478  $19,994,851  $123,700  $(33,400)  $20,085,151
                       ===========  ========  =========  ===========  ===========  ========  =========  ===========



     Investment securities with an aggregate carrying value and market value of approximately $9,193,000 and $9,220,000, respectively, at December 31, 1996 were pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes as required or permitted by law.

     In 1996, the Company sold securities with a par value of $750,000 from its available for sale portfolio for total proceeds of $749,531 and recorded a gain on sale of $460. There were no sales of securities in either 1995 or 1994.


NOTE  4  -  LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES
     A  summary  of  loans  by  classification  at  December 31 is as follows:


                                          1996           1995
                                      -------------  ------------

Commercial                            $ 21,775,428   $14,898,309
Real estate - commercial                33,474,802    26,888,629
Real estate - residential               33,140,082    21,482,258
Construction                             4,517,579     4,909,217
Installment and other consumer loans    10,216,846     7,691,807
Other loans and overdrafts                 226,908       211,082
                                      -------------  ------------
                                       103,351,645    76,081,302
Less - unearned income                    (659,905)     (369,249)
                                      -------------  ------------
                                       102,691,740    75,712,053
Less - allowance for loan losses        (1,486,873)   (1,067,584)
                                      -------------  ------------
                                      $101,204,867   $74,644,469
                                      =============  ============



     Loans on nonaccrual at December 31, 1996 totaled $110,000 or .10% of outstanding loans. There were no loans on nonaccrual at December 31, 1995. If interest on nonaccrual loans had been accrued, such income would have approximated $1,800 for the year ended December 31, 1996. Loans past due in excess of 30 days amounted to approximately $449,000 and $149,000 at December 31, 1996 and 1995, respectively. There were no significant loans past due in excess of 90 days included in the above amounts for which interest continued to be accrued. There were no foreclosed loans or other real estate owned in any year presented. At December 31, 1996, one loan totaling $110,000 was considered impaired under the definitions of SFAS No. 114. The related impairment allowance at December 31, 1996 was zero. The average impaired loans during 1996 was $27,500. There were no impaired loans at or for the year ended December 31, 1995.

     The Company makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in the Upstate of South Carolina. The Company has a diversified loan portfolio and the Company's loan portfolio is not dependent upon any specific economic segment. As of December 31, 1996 the Company had no significant concentrations of credit risk in its loan portfolio other than most loans being located in the same geographic region.

     The following is a summary of activity in the allowance for loan losses for the years ended December 31:



                                       1996         1995        1994
                                    -----------  -----------  ---------

Balance, beginning of year          $1,067,584   $  822,143   $696,923
    Provision for losses               516,100      277,000    167,868
    Charge-offs                       (386,515)     (90,408)   (68,831)
    Recoveries                         232,704       31,849      7,500
    Allocation for purchased loans      57,000       27,000     18,683
                                    -----------  -----------  ---------
Balance, end of year                $1,486,873   $1,067,584   $822,143
                                    ===========  ===========  =========



NOTE  5  -  PREMISES  AND  EQUIPMENT
     A  summary  of  fixed  assets  at  December  31  is  as  follows:



                                     1996         1995
                                 ------------  -----------

Land                             $   483,463   $  483,463
Building                           1,253,699    1,251,792
Leasehold improvements               434,093      420,229
Computer, office equipment           947,050      913,279
Furniture and fixtures               470,660      458,521
Vehicles                              80,082       57,183
                                 ------------  -----------
                                   3,669,047    3,584,467
Less - accumulated depreciation   (1,167,110)    (848,837)
                                 ------------  -----------
                                 $ 2,501,937   $2,735,630
                                 ============  ===========



NOTE  6  -  SECURITIES  SOLD  UNDER  REPURCHASE  AGREEMENTS
     At December 31, 1996 and 1995, the Company had securities sold under repurchase agreements with customers in the amount of $761,047 and $569,933, respectively. Interest rates on these repurchase agreements range from 10 basis points to 25 basis points below the average federal funds sold rate and averaged 5.2% and 5.7%, respectively, during 1996 and 1995. The repurchase agreements mature on a daily basis and rollover under a continuing contract. Amounts under repurchase agreements are secured by U.S. Government agency securities with a carrying and market value of $1,498,000 and $1,499,000, respectively, at December 31, 1996 and a carrying and market value of $982,000 and $1,006,000, respectively, at December 31, 1995. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker.

     The following is a summary of the average amounts outstanding of securities sold under repurchase agreements and the maximum amounts outstanding at any month-end for each of the years ended December 31:



                             1996       1995       1994
                          ----------  --------  ----------

Average outstanding       $1,277,000  $553,000  $  732,000
Maximum at any month-end  $1,745,000  $570,000  $1,149,000



NOTE  7  -  OTHER  BORROWINGS  &  LINES  OF  CREDIT
     Other  borrowings  at  December  31  are  summarized  as  follows:



                                              1996        1995
                                           ----------  ----------

Federal Home Loan Bank advances            $2,000,000  $2,000,000
Line of credit payable to a commercial
 bank due October 1997, bearing interest
 at 7.75% in 1996                              50,000           -
Term loan payable to an individual due
 March 1997, bearing interest at 7.50%
 in 1996                                      500,000           -
                                           ----------  ----------
                                           $2,550,000  $2,000,000
                                           ==========  ==========



     At December 31, 1996, the Company had outstanding advances from the Federal Home Loan Bank of Atlanta (the "FHLB") totaling $2,000,000 through Summit National Bank. The advances bear interest at rates from 5.89% to 6.60% and mature in $1,000,000 increments in October 1997 and January 1998, respectively. The advances require monthly interest payments with the principal due at maturity. These advances are secured by a blanket collateral agreement with the FHLB pledging the Bank's portfolio of personal first mortgage loans. In addition to the advances outstanding, at December 31, 1996, the Bank had an available line of credit of $10,000,000 with the FHLB. Borrowing under this arrangement can be made with various terms and repayment schedules and with fixed or variable rates of interest. The blanket collateral agreement which the Company has with the FHLB pledging the Bank's portfolio of personal first mortgage loans as collateral, pertains to any outstanding borrowings under this line of credit, in addition to the current outstanding debt previously discussed. Loans secured by available first mortgages at December 31, 1996 totaled approximately $21,849,000.

     In addition, at December 31, 1996, the Bank had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $10,000,000, of which $9,000,000 is on an unsecured basis and the remaining $1,000,000 would require security in the form of U.S. Treasury or government agency obligations. The interest rate on any borrowings under these lines would be the prevailing market rate for federal funds purchased. These lines are available on a short-term basis for general corporate purposes of the Bank and have specified repayment deadlines after disbursement of funds. All of the lenders have reserved the right to withdraw these lines at their option.

     During 1996, the Company entered into a line of credit arrangement with a commercial bank for funding the loans receivable of the Finance Company. The line, which is for a total of $2.2 million, is secured by the common stock of the Bank and bears interest at the prime lending rate less 50 basis points.
The line requires quarterly interest payments and matures in October 1997. Under the terms of the line, the Company is required to meet certain covenants, including minimum capital levels and other performance ratios. At December 31, 1996, $50,000 was outstanding under the revolving line of credit and $2.15 million was available.

     During 1996, the Finance Company entered into a term loan agreement with an individual who is not affiliated with the Company or its subsidiaries. The $500,000 loan matures in March 1997, bears interest at a fixed rate of 7.5% and is unsecured.

     The Company has an unsecured revolving line of credit with a commercial bank in the amount of $800,000. Advances on this line bear interest at the prime lending rate plus 1%. There were no advances outstanding on this line at December 31, 1996 or 1995.

NOTE  8  -  INCOME  TAXES
     A reconciliation of expected federal tax expense, at the statutory federal tax rate of 34%, to consolidated effective income tax expense for the years ended December 31 is as follows:



                                  1996      1995        1994
                                --------  ---------  ----------

Expected federal income
  tax expense                   $560,000  $285,000   $ 262,000
Adjustments to income tax:
   Change in beginning of year
    valuation allowance for
    deferred tax assets                -    (3,000)   (159,000)
   State income tax, net of
    federal benefit               29,000    20,000           -
   Other                          55,000    10,000       6,000
                                --------  ---------  ----------
Total                           $644,000  $312,000   $ 109,000
                                ========  =========  ==========



     Income  tax  expense  for  the  years  ended  December  31 is as follows:



                           1996       1995        1994
                        ----------  ---------  ----------

Current tax provision:
  Federal               $ 706,000   $334,000   $ 283,000
  State                    48,000     30,000           -
                        ----------  ---------  ----------
                          754,000    364,000     283,000
                        ----------  ---------  ----------
Deferred tax benefit:
  Federal                (110,000)   (52,000)   (174,000)
  State                         -          -           -
                         (110,000)   (52,000)   (174,000)
                        ----------  ---------  ----------
Total tax provision     $ 644,000   $312,000   $ 109,000
                        ==========  =========  ==========



          The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:



                                                          1996        1995       1994
                                                        ---------  ----------  ---------

Deferred tax assets:
Allowance for loan losses deferred for tax purposes     $469,000   $ 328,000   $250,000
Accrual-to-cash adjustment                                17,000      19,000          -
Unrealized net losses on securities available for sale         -           -    123,000
Amortization of unamortized start-up costs                     -           -     20,000
Depreciation for financial reporting in excess
 of amount for income tax reporting                        2,000           -     57,000
Other                                                     28,000      28,000      1,000
                                                        ---------  ----------  ---------
Gross deferred tax assets                                516,000     375,000    451,000
Less: valuation allowance                                (28,000)    (28,000)   (31,000)
                                                        ---------  ----------  ---------
Net deferred tax assets                                  488,000     347,000    420,000
                                                        ---------  ----------  ---------
Deferred tax liabilities:
Net deferred loan costs                                  (49,000)    (42,000)   (36,000)
Unrealized net gains on securities available for sale          -     (36,500)         -
Accrual-to-cash adjustment                                     -           -    (25,000)
Accumulated discount accretion                            (6,000)    (13,000)    (5,000)
Depreciation for income tax reporting in excess
 of amount for financial reporting                             -      (7,000)         -
Other                                                     (5,000)     (9,000)    (7,000)
                                                        ---------  ----------  ---------
Gross deferred tax liabilities                           (60,000)   (107,500)   (73,000)
                                                        ---------  ----------  ---------
Net deferred tax asset                                  $428,000   $ 239,500   $347,000
                                                        =========  ==========  =========



          A portion of the change in the net deferred tax asset relates to the change in unrealized net losses and gains on securities available for sale. The related current period deferred tax benefit of $36,500 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit.

          The valuation allowance for deferred income taxes as of January 1, 1995 was $28,000. There was no net change in the total valuation allowance for 1996 which also totaled $28,000 at year end. During 1995, the valuation allowance decreased $3,000 from the December 31, 1994 balance of $31,000 based on the actual earnings of the Company for that year which provided sufficient justification to recognize that portion of the deferred tax asset. The valuation allowance at December 31, 1996 is primarily related to state net operating loss carryforwards and is established as the Company is not certain that realization of this portion of net deferred tax asset is more likely than not based on the historical lack of taxable income for state tax purposes.

NOTE  9  -  OTHER  INCOME  AND  OTHER  EXPENSES
     Other  income  for  the  years  ended  December  31  are  as  follows:


                                       1996      1995     1994
                                     --------  --------  -------

Late charges and other loan fees     $ 48,927  $ 82,160  $33,490
Mortgage origination fees              51,756    59,982    8,890
Nondeposit product sales commission   177,976    43,433   20,777
Other                                 128,243    59,380   23,658
                                     --------  --------  -------
                                     $406,902  $244,955  $86,815
                                     ========  ========  =======



     Other  operating expenses for the years ended December 31 are as follows:


                                            1996        1995       1994
                                         ----------  ----------  --------

Advertising and public relations         $  171,488  $  146,098  $149,545
Stationary, printing and office support     261,849     182,100    90,207
FDIC insurance assessment                     2,000      74,513   138,230
Credit card service expenses                171,049     128,150    91,659
Deposit and branch expenses                 143,021     120,528    67,526
Legal and professional fees                 160,191     133,456   122,142
Other                                       375,042     311,204   182,346
                                         ----------  ----------  --------
                                         $1,284,640  $1,096,049  $841,655
                                         ==========  ==========  ========



NOTE  10  -  RELATED  PARTY  TRANSACTIONS
     In the ordinary course of business, certain of the Company's directors and executive officers are also customers of the Bank. At December 31, 1996 and 1995 these directors, executive officers, and their related interests were indebted, both directly and indirectly, to the Bank in the approximate amounts of $6,300,000 and $3,776,000, respectively. In the opinion of management, these loans were made under normal credit terms and do not involve more than the normal risk of collectability.

     Activity in the related party loans is as follows for the years ended December 31:



                                         1996          1995
                                     ------------  ------------

Outstanding, beginning of year       $ 3,776,000   $ 3,011,000
Loans originated and net advances
  on lines of credit                   4,818,000     3,857,000
Principal collected and proceeds of
  refinanced loans                    (2,294,000)   (3,092,000)
                                     ------------  ------------
Outstanding, end of year             $ 6,300,000   $ 3,776,000
                                     ============  ============



     At December 31, 1996, there were commitments to extend additional credit to related parties in the amount of approximately $2,731,000. In addition, directors, executive officers and their related interests had on deposit approximately $6,458,000 and $7,556,000 at December 31, 1996 and 1995,
respectively.

NOTE  11  -  COMMITMENTS
     The Bank leases one building under a noncancellable operating lease which had an initial term of five years and was renewed for a five year term in April 1995. The lease on the Bank building has an additional option to renew under substantially the same terms with certain rate escalations. The Finance Company branches are housed in leased facilities which have terms of from two to ten years, each with various renewal options and with monthly payments ranging from $350 - $1,250 per month.

     Minimum rental commitments under noncancellable leases at December 31, 1996, exclusive of renewal options, are as follows:




1997                      $192,000
1998                       179,000
1999                       157,000
2000                        58,000
2001                        21,000
2002 and beyond             31,000
                          --------
Total minimum obligation  $638,000
                          ========



     Rent expense included in the accompanying consolidated statements of operations under the caption "Occupancy" totaled $179,940, $153,555, and $93,500 for each of the years ended December 31, 1996, 1995, and 1994, respectively.

NOTE  12  -  FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE  SHEET  RISK
     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments.

     The Company uses the same credit and collateral policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     At December 31, 1996, the Company's commitments to extend additional credit, including obligations under the Company's revolving credit card program, totaled approximately $28,733,000, of which approximately $5,763,000 represents commitments to extend credit at fixed rates of interest. Commitments to extend credit at fixed rates exposes the Company to some degree of interest rate risk.

     Included in the Company's total commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $2,675,000 at December 31, 1996. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE  13  -  PER  SHARE  INFORMATION
     Per share information is calculated by dividing net income by the weighted average number of common stock and dilutive stock options, which are common stock equivalents, outstanding during the period using the modified treasury stock method. The primary and fully diluted earnings per share calculation are the same as the average and ending market price were the same for the year.

     The Company issued 5% stock distributions on June 15, 1993; February 15, 1994; February 6, 1995 and February 5, 1996, which resulted in the issuance of 52,150; 54,543; 57,474; and 60,084 shares of common stock, respectively. The Company's Board of Directors declared a 5% stock distribution on January 3, 1997 which was issued on February 3, 1997 to shareholders of record on January 20, 1997. This stock distribution resulted in the issuance of 63,430 shares of common stock. All share and per share data have been restated to reflect these stock distributions as of the earliest period presented.

NOTE  14  -  STOCK  OPTION  PLANS
     During  1989,  the  Company  adopted  an  incentive stock option plan for certain of its officers and employees. Under the terms of the stock option plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. The stock option plan authorizes the granting of stock options up to a maximum of 329,255 shares of common stock, adjusted for stock distributions. During 1996, options to purchase 3,749 shares of common stock (as adjusted for the February 3, 1997 stock distribution) were exercised. There were no stock options exercised in the year ended December 31, 1995.

     Option information for the years ended December 31, 1996 and 1995 is as follows:



                                Option Price
                      Shares      per Share       Total
                      -------  ---------------  ----------

Outstanding at:
   December 31, 1996  260,265  $ 5.48 - $15.00  $2,727,900
   December 31, 1995  188,524  $ 5.48 - $13.61  $1,577,961
Granted:
   1996                85,367  $14.76 - $15.00  $1,279,650
   1995                18,468  $         13.61  $  251,250
Exercised:
   1996                 3,749  $  5.76 - $8.43  $   27,300
Canceled:
   1996                 9,877  $ 6.47 - $13.61  $  102,261
   1995                 3,192  $  5.48 - $7.05  $   20,126
Exercisable at:
   December 31, 1996  118,737  $ 5.48 - $13.61  $  852,672
   December 31, 1995   87,628  $ 5.48 - $10.15  $  590,798



     Effective January 5, 1995, the Company adopted a non-employee stock option plan. Under the terms of this plan, options have been granted, at a price not less than the fair market value of the shares at the date of grant, to eligible directors as a retainer for their services as directors. Options granted are exercisable for a period of ten years from the date of grant. Options granted on January 1, 1995 became exercisable one year after the date of grant. Options granted on January 1, 1996 become exercisable over a period of nine years at a rate of 11.1% on each of the first nine anniversaries of the date of grant. As of January 1, 1996, all 144,694 stock options authorized  to  be  granted  under  this  plan  had  been  granted.

     There were no stock options exercised in 1996. Option information under the non-employee plan for the years ended December 31, 1996 and 1995 is as follows:



                                Option Price
                      Shares      per Share       Total
                      -------  ---------------  ----------

Outstanding at:
   December 31, 1996  144,694  $10.15 - $13.61  $1,919,203
   December 31, 1995   14,467  $         10.15  $  146,875
Granted:
   1996               130,227  $         13.61  $1,772,328
   1995                14,467  $         10.15  $  146,875
Exercisable at:
   December 31, 1996   14,467  $         10.15  $  146,875
   December 31, 1995        -                -           -



     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's incentive and non-employee stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the proforma amounts as follows:




                                     1996       1995
                                  ----------  --------

Net earnings - as reported        $1,001,774  $528,595
Net earnings - proforma           $  759,636  $475,078
Earnings per share - as reported  $      .71  $    .38
Earnings per share - proforma     $      .54  $    .34



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: expected volatility of 6.38% for 1996 and 4.59% for 1995; risk-free interest rate of 6.21% for 1996 and 5.37% for 1995; and expected lives of 6 years in both 1996 and 1995. There were no cash dividends in either year.

NOTE  15  -  EMPLOYEE  BENEFIT  PLAN
     Effective October 15, 1993, the Company established an employee benefit plan for all eligible employees of the Company and its subsidiaries under the provisions of Internal Revenue Code Section 401K. The Summit Retirement Savings Plan (the "Plan") allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches employee contributions from one percent to a maximum of six percent of deferred compensation. The matching contributions were 2% of deferred compensation for 1996 and 1% of deferred compensation for both 1995 and 1994. A total of $28,528; $10,114; and $6,483, respectively, was charged to operations for the Company's matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after five years of service.

NOTE 16 - CASH, DIVIDEND AND LOAN RESTRICTIONS AND CONTINGENT LIABILITIES In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that may result in cash, debt and dividend restrictions. A summary of the most restrictive items follows.

     The Company's banking subsidiary is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of the required reserve balance for the year ended December 31, 1996 was $377,000.

     The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. Prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. As of December 31, 1996, no cash dividends have been declared or paid by the Bank and the Bank had available retained earnings of $1.7 million.

     Under Federal Reserve Board regulations, the Bank is limited in the amount it may loan to the Company or the Finance Company. Loans made by the Bank to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of the Bank's capital, surplus and undivided profits, after adding back the allowance for loan losses. Certain collateral restrictions also apply to loans from the Bank to its affiliates.

     In the normal course of business, the Company and its subsidiaries are periodically involved in litigation. In the opinion of the Company's management, none of this litigation should have a material adverse effect on the accompanying consolidated financial statements.

NOTE  17  -  CAPITAL  REQUIREMENTS  AND  REGULATORY
     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     At December 31, 1996 and 1995, the Company and the Bank are both categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table following. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at December 31, 1996 as well as the minimum calculated amounts for each regulatory defined category.




                                                              To Be
                                    For Capital            Categorized
                                      Adequacy                "Well
                   Actual             Purposes            Capitalized"
                   -------          ------------          -------------
                   Actual   Ratio      Amount     Ratio      Amount      Ratio
                   -------  ------  ------------  ------  -------------  ------

Total Qualifying
Capital to Risk-
Weighted Assets:
     Company       $13,124  12.17%  $      8,625   8.00%  $      10,781  10.00%
     Bank          $11,012  10.47%  $      8,416   8.00%  $      10,519  10.00%
Tier 1 Capital to
Risk-Weighted
Assets:
     Company       $11,637  10.79%  $      4,312   4.00%  $       6,469   6.00%
     Bank          $ 9,712   9.23%  $      4,208   4.00%  $       6,311   6.00%
Tier 1 Capital to
Average Assets:
     Company       $11,637   9.54%  $      4,880   4.00%  $       6,100   5.00%
     Bank          $ 9,712   7.67%  $      5,064   4.00%  $       6,330   5.00%



NOTE  18  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", adopted by the Company on December 31, 1995, requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practicable to estimate fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment, and other assets and liabilities.

     Fair value approximates book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing deposits in banks, federal funds sold, federal funds purchased and securities sold under repurchase agreements, short-term FHLB
advances,  and  other  short-term  borrowings.    Fair  value  of  investment
securities is estimated based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Fair value for variable rate loans that reprice frequently and for loans that mature in less that one year is based on the carrying value. Fair value of fixed rate real estate, consumer, commercial and other loans maturing after one year is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

     Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts maturing during 1997 are valued at their carrying value. Certificate of deposit accounts maturing after 1997 are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

     Fair value for the Company's off-balance sheet financial instruments is based on the current value of the instruments outstanding. The Company has used management's best estimate of fair values based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income tax or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

     The estimated fair values of the Company's financial instruments are as follows (dollars in thousands):





                                                   DECEMBER 31, 1996
                                                   ------------------
                                                       ESTIMATED
                                        CARRYING          FAIR
                                         AMOUNT          VALUE
                                        ---------  ------------------

Financial assets:
Cash and interest-bearing deposits      $   6,026  $            6,026
Federal funds sold                          3,000               3,000
Securities available for sale              18,510              18,510
Loans, net                                101,205             100,933
Financial liabilities:
Deposits                                  117,805             117,896
Federal funds purchased and securities
  sold under repurchase agreements            761                 761
Short-term FHLB advances                    2,000               2,000
Other short-term borrowings                   550                 550
Financial Instruments with
  Off-Balance Sheet Risk:
Commitments to extend credit               26,058              26,058
Standby letters of credit                   2,675               2,675







                                                   DECEMBER 31, 1995
                                                   ------------------
                                                       ESTIMATED
                                        CARRYING          FAIR
                                         AMOUNT          VALUE
                                        ---------  ------------------

Financial assets:
Cash and interest-bearing deposits      $   6,345  $            6,345
Federal funds sold                          9,100               9,100
Securities available for sale              20,085              20,085
Loans, net                                 74,644              75,175
Financial liabilities:
Deposits                                   99,319              99,346
Federal funds purchased and securities
  sold under repurchase agreements          1,561               1,561
Short-term FHLB advances                    2,000               2,000
Financial Instruments with
  Off-Balance Sheet Risk:
Commitments to extend credit               22,266              22,266
Standby letters of credit                   2,716               2,716



NOTE  19  -  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
     Consolidated quarterly operating data for the years ended December 31 is summarized as follows:



                                FIRST         SECOND        THIRD         FOURTH
                               QUARTER       QUARTER       QUARTER       QUARTER
                             ------------  ------------  ------------  ------------
1996:

Interest income              $ 2,363,064   $ 2,535,714   $ 2,742,398   $ 2,905,529
Interest expense              (1,162,816)   (1,227,372)   (1,252,579)   (1,321,036)
                             ------------  ------------  ------------  ------------
Net interest income            1,200,248     1,308,342     1,489,819     1,584,493
Provision for loan losses        (83,000)     (102,500)     (127,600)     (203,000)
                             ------------  ------------  ------------  ------------
Net interest income after
  provision for loan losses    1,117,248     1,205,842     1,362,219     1,381,493
Other income                     242,836       258,171       241,912       237,425
Other expenses                (1,093,078)   (1,043,894)   (1,080,974)   (1,183,426)
                             ------------  ------------  ------------  ------------
Income before income taxes       267,006       420,119       523,157       435,492
Income taxes                    (102,000)     (160,000)     (202,000)     (180,000)
                             ------------  ------------  ------------  ------------
Net income                   $   165,006   $   260,119   $   321,157   $   255,492
                             ============  ============  ============  ============
Earnings per common share    $      0.12   $      0.18   $      0.23   $      0.18
                             ============  ============  ============  ============
Weighted average shares
  outstanding                  1,409,221     1,410,003     1,410,742     1,413,130
                             ============  ============  ============  ============






                                FIRST       SECOND        THIRD        FOURTH
                               QUARTER      QUARTER      QUARTER      QUARTER
                             -----------  -----------  -----------  ------------
1995:

Interest income              $1,638,974   $1,860,021   $2,013,764   $ 2,223,128
Interest expense               (752,230)    (903,054)    (994,917)   (1,109,609)
                             -----------  -----------  -----------  ------------
Net interest income             886,744      956,967    1,018,847     1,113,519
Provision for loan losses        (8,432)     (68,168)     (63,200)     (137,200)
                             -----------  -----------  -----------  ------------
Net interest income after
  provision for loan losses     878,312      888,799      955,647       976,319
Other income                     98,234      160,307      151,796       200,706
Other expenses                 (744,501)    (767,042)    (922,811)   (1,035,171)
                             -----------  -----------  -----------  ------------
Income before income taxes      232,045      282,064      184,632       141,854
Income taxes                    (82,000)    (101,700)     (69,600)      (58,700)
                             -----------  -----------  -----------  ------------
Net income                   $  150,045   $  180,364   $  115,032   $    83,154
                             ===========  ===========  ===========  ============
Earnings per common share    $     0.11   $     0.13   $     0.08   $      0.06
                             ===========  ===========  ===========  ============
Weighted average shares
  outstanding                 1,401,755    1,403,446    1,403,446     1,408,968
                             ===========  ===========  ===========  ============






                                FIRST       SECOND        THIRD       FOURTH
                               QUARTER      QUARTER      QUARTER      QUARTER
                             -----------  -----------  -----------  -----------
1994:

Interest income              $1,109,330   $1,232,800   $1,408,501   $1,514,996
Interest expense               (508,293)    (523,539)    (635,285)    (656,743)
                             -----------  -----------  -----------  -----------
Net interest income             601,037      709,261      773,216      858,253
Provision for loan losses       (25,000)     (36,000)     (55,000)     (51,868)
                             -----------  -----------  -----------  -----------
Net interest income after
  provision for loan losses     576,037      673,261      718,216      806,385
Other income                     77,964       67,842       95,513      103,322
Other expenses                 (515,400)    (565,968)    (600,075)    (666,943)
                             -----------  -----------  -----------  -----------
Income before income taxes      138,601      175,135      213,654      242,764
Income taxes                          -            -       (9,600)     (99,400)
                             -----------  -----------  -----------  -----------
Net income                   $  138,601   $  175,135   $  204,054   $  143,364
                             ===========  ===========  ===========  ===========
Earnings per common share    $     0.10   $     0.13   $     0.15   $     0.11
                             ===========  ===========  ===========  ===========
Weighted average shares
  outstanding                 1,330,901    1,330,901    1,330,901    1,371,476
                             ===========  ===========  ===========  ===========



NOTE  20  -  CONDENSED  FINANCIAL  INFORMATION
     The following is condensed financial information of Summit Financial Corporation (parent company only) at December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994.


                         SUMMIT FINANCIAL CORPORATION
                           FINANCIAL CONDITION DATA



                                      December 31,   December 31,
                                          1996           1995
                                      -------------  -------------

ASSETS
Cash and cash equivalents             $      42,796  $     196,262
Investment securities                             -      1,991,008
Investment in bank subsidiary             9,712,041      7,781,236
Investment in nonbank subsidiary            154,408        221,435
Due from subsidiaries                     1,801,000      1,100,000
Other assets                                  5,000         50,608
                                      -------------  -------------
                                      $  11,715,245  $  11,340,549
                                      =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accruals and other liabilities        $      28,347  $      77,047
Notes payable to subsidiary bank                  -        600,000
Other borrowings                             50,000              -
Shareholders' equity                     11,636,898     10,663,502
                                      -------------  -------------
                                      $  11,715,245  $  11,340,549
                                      =============  =============




                         SUMMIT FINANCIAL CORPORATION
                                OPERATIONS DATA

                                   For  the  Years  Ended  December  31,
                                   -------------------------------------


                                        1996         1995       1994
                                     -----------  ----------  ---------

Interest income                      $  181,332   $ 161,147   $129,893
Interest expense                        (30,352)    (42,598)   (10,918)
                                     -----------  ----------  ---------
   Net interest income                  150,980     118,549    118,975
Other operating expenses                (29,185)    (38,574)   (38,141)
                                     -----------  ----------  ---------
   Net operating income                 121,795      79,975     80,834
Equity in undistributed earnings of
 bank subsidiary                        991,004     707,329    619,324
Equity in undistributed loss of
 nonbank subsidiary                     (67,025)   (228,709)   (49,856)
                                     -----------  ----------  ---------
Net income before provision for
 income taxes                         1,045,774     558,595    650,302
Provision for income taxes              (44,000)    (30,000)    10,852
                                     -----------  ----------  ---------
Net income                           $1,001,774   $ 528,595   $661,154
                                     ===========  ==========  =========




                                      SUMMIT FINANCIAL CORPORATION
                                             CASH FLOW DATA

                                                                       For the Years Ended December 31,
                                                                       --------------------------------

                                                                     1996         1995         1994
                                                                 ------------  ----------  ------------

     Operating activities:
          Net income                                             $ 1,001,774   $ 528,595   $   661,154
          Adjustments to reconcile net income to net cash:
            Equity in undistributed earnings of bank subsidiary     (991,004)   (707,329)     (619,324)
            Equity in undistributed loss of nonbank subsidiary        67,027     228,709        49,856
            Decrease in other assets                                  21,316       6,193         4,679
            (Decrease) increase in other liabilities                 (52,000)     42,558         2,102
            Deferred taxes                                            25,000      (5,000)      (25,000)
                                                                 ------------  ----------  ------------
                                                                      72,113      93,726        73,467
                                                                 ------------  ----------  ------------
     Investing activities:
          Investment in nonbank subsidiary                                 -           -      (500,000)
          Net increase in due from subsidiary                       (701,000)   (580,000)     (520,000)
          Purchases of investment securities                               -           -      (250,549)
          Maturities of investment securities                      2,000,000     950,000       250,000
          Capital contribution to bank subsidiary                 (1,000,000)          -             -
                                                                     299,000     370,000    (1,020,549)
                                                                 ------------  ----------  ------------
     Financing activities:
          Proceeds from notes payable                                 50,000     100,000       500,000
          Repayments of notes payable                               (600,000)          -             -
          Net (increase) decrease in due to subsidiary                     -    (502,257)      502,257
          Employee stock options exercised                            27,296           -             -
          Cash paid in lieu of fractional shares                      (1,875)     (4,320)       (4,697)
                                                                    (524,579)   (406,577)      997,560
                                                                 ------------  ----------  ------------
     Net (decrease) increase in cash and cash equivalents           (153,466)     57,149        50,478
     Balance, beginning of year                                      196,262     139,113        88,635
     Balance, end of year                                        $    42,796   $ 196,262   $   139,113
                                                                 ============  ==========  ============


                         INDEPENDENT AUDITORS' REPORT
The  Board  of  Directors
Summit  Financial  Corporation

     We have audited the accompanying consolidated balance sheets of Summit Financial Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended
December  31,  1996.    These  consolidated  financial  statements  are  the
responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

Greenville,  South  Carolina          /s/  KPMG  Peat  Marwick
January  20,  1997



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There has been no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

                                   PART III

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this item is set forth under the headings "Election of Directors" and "Executive Officers and Compensation" on pages 3 through 9 in the definitive Proxy Statement of the Company filed in connection with its 1997 Annual Meeting of the Shareholders, which information is incorporated herein by reference.


ITEM  11.          EXECUTIVE  COMPENSATION

     The information required by this item is set forth under the headings "Election of Directors" and "Executive Officers and Compensation" on pages 3 through 9 in the definitive Proxy Statement of the Company filed in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM  12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the heading "Election of Directors" on pages 3 through 5 in the definitive Proxy Statement of the Company filed in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this item is set forth under the heading "Compensation Committee Interlocks and Insider Participation" on page 10 and "Certain Transactions" on page 11 in the definitive Proxy Statement of the Company filed in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                    PART IV

ITEM  14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

     (a)          List  of  documents  filed  as  a  part  of  this  report:

     1.    Financial  Statements:

     The following consolidated financial statements and report of independent auditors of the Company are included in Part I, Item 8 hereof:

Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations For The Years Ended December 31, 1996, 1995, and 1994
Consolidated Statements of Shareholders' Equity For The Years Ended December 31, 1996, 1995, and 1994
Consolidated Statements of Cash Flows For The Years Ended December 31, 1996, 1995, 1994
Notes  to  Consolidated  Financial  Statements
Report  of  Independent  Auditors

     2.    Financial  Statement  Schedules:

All other consolidated financial statements or schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto referenced in Item 14(a)1 above, or is not applicable or required.

     3.    Exhibits  (numbered in accordance with Item 601 of Regulation S-K):

     3.1 Articles of Incorporation, as amended (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 Under The Securities Act of 1933, as filed with the SEC on October 6, 1989, File No. 33-31466).

     3.2 Bylaws, as amended (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Amendment No. 1 To Form S-1 Under The Securities Act of 1933, as filed with the SEC on December 7, 1989, File No. 33-31466).

     4. Form of Certificate for Common Stock (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Amendment No. 1 To Form S-1 Under The Securities Act of 1933, as filed with the SEC on
December  7,  1989,  File  No.  33-31466).

     10.1 Summit Financial Corporation Incentive Stock Plan (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 Under The Securities Act of 1933, as filed with the SEC on October 6, 1989, File No. 33-31466).

     10.2 Lease Agreement for Bank Site (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 Under The Securities Act of 1933, as filed with the SEC on October 6, 1989, File No. 33-31466).

     10.3 Employment Agreement of J. Randolph Potter (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 Under the Securities Act of 1933, as filed with the SEC on October 6, 1989, File No. 33-31466).

     10.4 Employment Agreement of Blaise B. Bettendorf (incorporated by reference to exhibits filed with Summit Financial Corporation's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1989, File No. 33-31466).

     10.5 Summit Financial Corporation Restricted Stock Plan (incorporated by reference to exhibits filed with Summit Financial Corporation's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993, File No. 000-19235).

     10.6 Summit Financial Corporation Non-Employee Stock Option Plan (incorporated by reference to exhibits filed with Summit Financial Corporation's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994, File No. 000-19235).

     10.7 Agreement of Purchase and Sale dated April 7, 1994 for the Summit National Bank branch land site (incorporated by reference to exhibits filed with Summit Financial Corporation's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994, File No. 000-19235).

     21          Subsidiaries  of  Summit  Financial  Corporation:
               Summit National Bank, a nationally chartered bank. Freedom Finance, Inc., a consumer finance company.

     23       Consent of KPMG Peat Marwick LLP with regard to S-8 Registration
Statements for Summit Financial Corporation Restricted Stock Plan (as filed with the Securities and Exchange Commission, "SEC", August 23, 1994, File No. 33-83538); Summit Financial Corporation Incentive Stock Option Plan (as filed with the SEC July 19, 1995, File No. 33-94962); and Summit Financial Corporation 1995 Non-Employee Stock Option Plan (as filed with the SEC July 19, 1995, File No. 33-94964).

     27          Financial  data  schedule

NOTE: The exhibits listed above will be furnished to any security holder upon written request to Mrs. Blaise B. Bettendorf, Chief Financial Officer, Summit Financial Corporation, Post Office Box 1087, Greenville, South Carolina 29602. The Registrant will charge a fee of $.25 per page for photocopying such exhibit.


     (b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996.

     (c) Exhibits required to be filed with this report, which have not been previously filed as indicated in Item 14(a) above, are submitted as a separate section of this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenville, South Carolina, on the 17th day of March, 1997.

                                                  SUMMIT FINANCIAL CORPORATION
                                                        /s/ J. Randolph Potter
                                                      ------------------------
Dated:    March  17,  1997                    J.  Randolph  Potter,  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                                    TITLE                       DATE

    /s/ J. Randolph Potter    President & Chief Executive Officer   March 17, 1997
J. Randolph Potter            and Director

    /s/ Blaise B. Bettendorf  Senior Vice President & CFO           March 17, 1997
Blaise B. Bettendorf          (Principal Financial and Accounting
                              Officer)
    /s/ C. Vincent Brown      Chairman                              March 17, 1997
C. Vincent Brown


John A. Kuhne                 Vice Chairman

    /s/ David C. Poole        Secretary                             March 17, 1997
David C. Poole

    /s/ Ivan E. Block         Director                              March 17, 1997
Ivan E. Block

    /s/ John A. Burgess       Director                              March 17, 1997
John A. Burgess

    /s/ J. Earle Furman, Jr.  Director                              March 17, 1997
J. Earle Furman, Jr.

    /s/ Charles S. Houser     Director                              March 17, 1997
Charles S. Houser

John W. Houser
                              Director
    /s/ T. Wayne McDonald     Director                              March 17, 1997
T. Wayne McDonald

    /s/ Larry A. McKinney     Director                              March 17, 1997
Larry A. McKinney

    /s/ George O. Short, Jr.  Director                              March 17, 1997
George O. Short, Jr.
