Form 10-Q
period 1997-03-31
SUMMIT FINANCIAL CORP
filed 1997-05-14
CIK 856223

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.        YES  [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 21, 1997, 1,342,413, shares of $1.00 par value common stock were outstanding.

                         SUMMIT FINANCIAL CORPORATION

                               TABLE OF CONTENTS


PART  I  -  FINANCIAL  INFORMATION


Item

1.          Consolidated  Financial  Statements  (Unaudited):

     Consolidated  Balance  Sheets  as of March 31, 1997 and December 31, 1996

     Consolidated Statements of Operations for the Three Months and the Quarters Ended March 31, 1997 and 1996

     Consolidated  Statements  of  Shareholders'  Equity  for the Three Months
     Ended  March  31,  1997  and  for  the  Year  Ended  December  31,  1996

     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996

     Notes  to  Consolidated  Financial  Statements

2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the and the Three Months and the
     Quarters  Ended  March  31,  1997  and  1996


Part  II  -  Other  Information


Signatures


                             SUMMIT FINANCIAL CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                                        December 31,
                                                       March 31, 1997       1996
                                                      ----------------  -------------
                                                        (Unaudited)

ASSETS:
Cash and interest-bearing deposits                    $     5,486,493   $   6,026,267
Federal funds sold                                          6,070,000       3,000,000
Investment securities available for sale
(amortized cost of $18,862,000 and $18,510,000)            18,736,711      18,510,478
Investments in stock of Federal Reserve Bank,
Federal Home Loan Bank, and other, at cost                    692,940         634,340
Loans, net of unearned income and net of allowance
for loan losses of $1,602,886 and $1,486,873              104,726,010     101,204,867
Premises and equipment, net                                 2,519,634       2,501,937
Accrued interest receivable                                   885,495         940,479
Other assets                                                1,512,126       1,343,798
                                                      ----------------  -------------
     TOTAL ASSETS                                     $   140,629,409   $ 134,162,166
                                                      ================  =============
LIABILITIES & SHAREHOLDERS' EQUITY:
Demand deposits                                       $    13,219,033   $  17,484,409
Interest-bearing demand deposits                            7,334,695       6,227,317
Savings and money market deposits                          31,275,632      23,366,281
Time deposits, $100,000 and over                           25,585,180      25,392,780
Other time deposits                                        45,419,184      45,334,608
                                                      ----------------  -------------
     TOTAL DEPOSITS                                       122,833,724     117,805,395
Securities sold under repurchase agreements                   770,965         761,047
Other borrowings                                            3,500,000       2,550,000
Accrued interest payable                                      906,441         822,911
Other liabilities                                             679,782         585,915
                                                      ----------------  -------------
     TOTAL LIABILITIES                                    128,690,912     122,525,268
                                                      ----------------  -------------
SHAREHOLDERS' EQUITY:
Common stock ($1.00 par value; 20,000,000 shares
authorized; issued and outstanding 1,342,413 and
1,334,409 shares)                                           1,342,413       1,334,409
Additional paid-in capital                                 10,292,040      10,254,039
Retained earnings                                             387,044          48,450
Unrealized net (loss) gain on investments available
for sale, net of income taxes                                 (83,000)              -
                                                      ----------------  -------------
     TOTAL SHAREHOLDERS' EQUITY                            11,938,497      11,636,898
                                                      ----------------  -------------
     TOTAL LIABILITIES AND EQUITY                     $   140,629,409   $ 134,162,166
                                                      ================  =============


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                         SUMMIT FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the Three Months and the
                                                      Quarters Ended March 31,

                                                        1997         1996
                                                     -----------  -----------

INTEREST INCOME:
 Loans                                               $2,672,962   $1,971,549
 Taxable investment securities                          267,179      308,665
 Nontaxable investment securities                         8,442        4,722
 Federal funds sold                                      70,597       38,164
 Other                                                   40,913       39,964
                                                     -----------  -----------
                                                      3,060,093    2,363,064
                                                     -----------  -----------
INTEREST EXPENSE:
 Deposits                                             1,338,888    1,116,376
 Other                                                   61,535       46,440
                                                     -----------  -----------
                                                      1,400,423    1,162,816
                                                     -----------  -----------
Net interest income                                   1,659,670    1,200,248
Provision for loan losses                               (87,000)     (83,000)
                                                     -----------  -----------
Net interest income after provision for loan losses   1,572,670    1,117,248
                                                     -----------  -----------
OTHER INCOME:
 Service charges and fees                                48,956       42,892
 Credit card service fees and income                     59,898       56,950
 Insurance commission fee income                         50,251       45,296
 Other income                                            80,160       97,698
                                                     -----------  -----------
                                                        239,265      242,836
                                                     -----------  -----------
OTHER OPERATING EXPENSES:
 Salaries, wages and benefits                           691,255      584,524
 Occupancy                                              112,693       95,075
 Furniture, fixtures and equipment                      106,154      100,799
 Other operating expenses                               364,039      312,680
                                                     -----------  -----------
                                                      1,274,141    1,093,078
                                                     -----------  -----------
Net income before income taxes                          537,794      267,006
Provision for income taxes                             (199,200)    (102,000)
                                                     -----------  -----------
NET INCOME                                           $  338,594   $  165,006
                                                     ===========  ===========
PER SHARE DATA:
  Primary                                            $     0.24   $     0.12
  Fully diluted                                      $     0.24   $     0.12
AVERAGE SHARES OUTSTANDING:
  Primary                                             1,471,186    1,409,221
  Fully Diluted                                       1,471,186    1,409,221


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                                SUMMIT FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   FOR THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)
                                          AND FOR THE YEAR ENDED DECEMBER 31, 1996



                                          Shares      Amount    Additional    Retained     Unrealized net        Total
                                                                  paid-in     earnings     gain (loss) on    shareholders'
                                                                  capital                    investment         equity
                                                                                             securities
                                                                                           available for
                                                                                            sale, net of
                                                                                            income taxes
                                                                                          ----------------

Balance at December 31, 1995             1,267,251  $1,267,251  $ 9,342,451           -   $        53,800   $   10,663,502
Net income for the year ended
 December 31, 1996                               -           -            -   1,001,774                 -        1,001,774
Change in unrealized net gain (loss) on
 investment securities available for
 sale, net of income taxes                       -           -            -           -           (53,800)         (53,800)
Employee stock options exercised             3,728       3,728       23,568           -                 -           27,296
Issuance of 5% stock distribution           63,430      63,430      888,020    (951,450)                -                -
Cash in lieu of fractional shares from
 stock distribution                              -           -            -      (1,874)                -           (1,874)
                                         ---------  ----------  -----------  -----------  ----------------  ---------------
Balance at December 31, 1996             1,334,409   1,334,409   10,254,039      48,450                 -       11,636,898
Net income for the three months
 ended March 31, 1997                            -           -            -     338,594                 -          338,594
Change in unrealized net gain (loss) on
 investment securities available for
 sale, net of income taxes                       -           -            -           -           (83,000)         (83,000)
Employee stock options exercised             8,004       8,004       38,001           -                 -           46,005
                                         ---------  ----------  -----------  -----------  ----------------  ---------------
Balance at March 31, 1997                1,342,413  $1,342,413  $10,292,040  $  387,044          ($83,000)  $   11,938,497
                                         =========  ==========  ===========  ===========  ================  ===============



SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                  SUMMIT FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                            For the Three Months Ended March 31,

                                                                          1997          1996
                                                                      ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $   338,594   $   165,006
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                               87,000        83,000
   Depreciation and amortization                                           83,210        76,440
   Net amortization (accretion) of net premium                              4,444           588
    (discount) on investments
   Increase in other assets                                              (113,344)       (1,987)
   (Decrease) increase in other liabilities                               220,397      (390,056)
                                                                      ------------  ------------
Net cash provided by operating activities                                 620,301       (67,009)
                                                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities available for sale                            (1,694,015)   (5,315,743)
 Proceeds from maturities and sales of securities available for sale    1,337,338     1,914,259
 Purchases of Federal Home Loan Bank Stock                                (58,600)      (92,000)
 Net increase in loans                                                 (3,109,144)   (5,890,363)
 Purchases of net finance loans receivable                               (498,999)     (176,730)
 Purchases of fixed assets                                               (100,907)      (11,088)
                                                                      ------------  ------------
Net cash used in investing activities                                  (4,124,327)   (9,571,665)
                                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts                                       5,028,329     7,039,004
 Net increase (decrease) in securities sold under repurchase                9,918      (952,625)
  agreements and federal funds purchased
 Repayment of other borrowings                                            (50,000)            -
 Advances from other borrowings                                         1,000,000             -
 Proceeds from stock issuance from employee stock option plan              46,005         9,761
                                                                      ------------  ------------
Net cash provided by financing activities                               6,034,252     6,096,140
                                                                      ------------  ------------
Net (decrease) increase in cash and cash equivalents                    2,530,226    (3,542,534)
Cash and cash equivalents, beginning of period                          9,026,267    15,445,071
                                                                      ------------  ------------
Cash and cash equivalents, end of period                              $11,556,493   $11,902,537
                                                                      ============  ============
SUPPLEMENTAL INFORMATION:
 Cash paid during period for interest                                 $ 1,316,893   $ 1,216,360
 Cash paid during period for income taxes                             $    44,119   $   138,783
 Change in market value of investment securities available            $   (83,000)  $   (53,800)
  for sale, net of income taxes


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                         SUMMIT FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997


NOTE  1  -  BASIS  OF  PRESENTATION:

     Summit Financial Corporation (the Company), a South Carolina corporation, is the parent holding company for Summit National Bank (the "Bank"), a nationally chartered bank, and Freedom Finance, Inc. (the "Finance Company"), a consumer finance company.

     Through its bank subsidiary, which commenced operations in July 1990, the Company provides a full range of banking services, including the taking of demand and time deposits and the making of commercial and consumer loans. The Bank currently has two full service branch locations in Greenville, South Carolina. The Finance Company commenced operations in November 1994 and makes and services small installment loans to individuals from its twelve offices throughout South Carolina.

     The unaudited consolidated financial statements of the Company at March 31, 1997 and for the periods ended March 31, 1997 and 1996 were prepared in accordance with the instructions for Form 10-Q and, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at March 31, 1997, and the results of operations and cash flows for the periods ended March 31, 1997 and 1996 have been included. The results for the quarter or three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1996 included in the Company's 1996 Annual Report on Form 10K.

NOTE  2  -  CASH  FLOW  INFORMATION:

     The Company considers those amounts included in the balance sheet captions "Cash and interest-bearing deposits" and "Federal funds sold" to be cash and cash equivalents, which totaled $11,556,493 and $11,902,537 at March 31, 1997 and 1996, respectively. Cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are overnight investments and short-term investments with original maturities of less than three months.

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

     For the first three months of 1997 the Company reported net income of $339,000 or $.24 per share, an improvement of approximately $174,000 compared to the net income for the first three months of 1996 of $165,000 or $.12 per share.

     Total assets increased approximately $6.5 million or 5% from December 31, 1996 to March 31, 1997. Deposits increased approximately $5 million or 4% during the period. The increase in deposits, combined with the $1 million (37%) increase in other borrowings, funded gross loan growth of $3.5 million (3%) and the $3 million (102%) increase in federal funds sold during the same period.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS AND QUARTERS ENDED MARCH 31, 1997 AND 1996

GENERAL

     The Company reported consolidated net income for the quarter ended March 31, 1997 of $339,000, compared to net income of $165,000 for the quarter ended March 31, 1996, or an improvement of approximately $174,000 or 105%. The increase in consolidated earnings for the 1997 period is primarily attributable to a $459,000 or 38% increase in the Company's net interest income related to the higher level of earning assets in 1997 as compared to the prior year. The increase in net interest income was somewhat offset by increases in other operating expenses. The Company on a stand-alone basis recorded net income of $20,000 for the first quarter of 1997 related primarily to the interest income from an intercompany loan to its consumer finance subsidiary.

     Summit National Bank recorded net earnings of $321,000 for the quarter ended March 31, 1997 which was a 117% increase from the first quarter of 1996 earnings of $148,000. The increase in net income for this subsidiary resulted primarily from a $302,000 (32%) increase in the Bank's net interest income which was directly related to a 23% higher level of earning assets and a 30 basis point improvement in the net interest margin. This increase was offset somewhat by a reduction in other income due to a lower volume of activity in the nondeposit financial services area of the Bank during the first quarter of 1997, and increases in other operating expenses.

     The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded net losses for both the first quarter of 1997 and 1996 of approximately $(2,000). The higher level of outstanding loans for the 1997 period as compared to the 1996 period which generated a $154,000 or 75% increase in net interest income was offset by (1) a higher provision for loan losses in the 1997 quarter due to the level of past dues and consumer bankruptcies as compared to 1996; and (2) increases in other operating expenses resulting from the higher number of offices and employees in 1997.

NET  INTEREST  INCOME

     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended March 31, 1997, the Company recorded consolidated net interest income of $1.7 million, a 38% increase from the net interest income of $1.2 million for the quarter ended March 31, 1996. The increase in this amount is directly related to (1) the increase in the loan and interest-bearing liability volume of the Bank of 29% and 22%, respectively; and (2) the contribution of the Finance Company as its earning assets increased 51% between the first quarter of 1996 and 1997.

     For the quarters ended March 31, 1997 and 1996, the Company's consolidated net interest margin was 5.17% and 4.50%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase is related to the Bank's net interest margin which increased 30 basis points as a result of the decline in the average cost of liabilities and the increase in average yield on loans and investments during the period, despite the lower prime rate during the first quarter of 1997. The remainder of the increase in net interest margin is related to increases in the Finance Company's margin as this subsidiary continues to grow and contribute more to the consolidated results.

INTEREST  INCOME

     For the quarter ended March 31, 1997, the Company's earning assets averaged $130.2 million and had an average yield of 9.53%. This compares to average earning assets of $107.2 million for the first quarter of 1996, yielding approximately 8.87%. Thus, the significant contributor to the increase in interest income of $697,000 or 29% between the quarters ended March 31, 1996 and 1997 is the increase in volume of earning assets of 22%, combined with the 66 basis point increase in average yield.

     Consolidated loans averaged approximately 80% of the Company's average earning assets. The majority of the Company's loans are tied to the prime rate (approximately 59% of the Bank's portfolio is at floating rates), which averaged 8.27% and 8.35% for the quarters ended March 31, 1997 and 1996, respectively. During the first quarter of 1997, the Bank's loans averaged $102 million, yielding an average of 9.00%, compared to $78.9 million, yielding an average of 8.92% for the first quarter of 1996. The increase in the average yield on the Bank's loans despite the decrease in the prime rate is related to higher pricing on loans originated during 1996 and into 1997. The average yield of the Finance Company loans, which account for 3% of consolidated average loans, contributed to the consolidated average yield on loans which increased to 10.42% for the first quarter of 1997 compared to 9.96% for the first quarter of 1996. The higher level of average loans, combined with the increase in average rate, resulted in an increase in consolidated interest income on loans of $701,000 or 36%.

     Investment securities averaged $18 million or 14% of average earning assets and yielded 6.33% during the first quarter of 1997, compared to average securities of $22.3 million yielding 5.65% for the quarter ended March 31, 1996. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased during the latter half of 1996 and into 1997 as well as the maturities of some investments at lower than current market yields. The 20% decrease in average securities, offset somewhat by the increase in average rate, resulted in the decrease of interest income on securities of $38,000 or 12%.

INTEREST  EXPENSE

     The Company's interest expense for the quarter ended March 31, 1997 was $1.4 million. The increase of 20% from the comparable quarter in 1996 of $1.2 million was related to the 22% increase in average volume of interest-bearing liabilities, offset somewhat by the decrease in average rate of 3 basis points. Interest-bearing liabilities averaged $110.4 million for the first quarter of 1997 with an average rate of 5.15%. This compares to average interest-bearing liabilities of $90.3 million with an average rate of 5.18% for the quarter ended March 31, 1996. The decrease in the average rate was primarily the result of repricing of maturing certificates of deposits to lower current market rates during the first quarter of 1997 and the reduction of the average rate paid on money market deposit accounts between the first quarter of 1996 and 1997.

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

     Included in the net income for the quarter ended March 31, 1997 is a provision for loan losses of $87,000 compared to a provision of $83,000 for the first quarter of 1996. Net originations for the first quarter of 1997 were $3.5 million as compared to $6.0 million for the same period of 1996, however, net charge-offs of the Finance Company increased in the first quarter of 1997 as compared to the prior year, thus the provision actually increased 5%.

     At March 31, 1997, the consolidated allowance for loan losses was $1.6 million or 1.48% of total gross loans. This compares to an allowance of $1.2 million or 1.43% of gross loans at March 31, 1996. For the quarter ended March 31, 1997, the Company reported net charge-offs of $7,000, which is a result of the Finance Company net charge-offs of $58,000 (7.46% of average loans of the Finance Company) combined with the Bank's net recoveries for the first quarter of 1997 of ($51,000). This is compared to consolidated net recoveries of previously charged-off loans of ($6,000) for the comparable quarter of 1996. Loans on nonaccrual status at March 31, 1997 totaled $18,000 and there were no nonaccrual loans at March 31, 1996. Loans past due 90 days and greater totaled $98,000 or 0.09% of gross loans at March 31, 1997 and $52,000 or .06% of gross loans at March 31, 1996. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are ninety days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at March 31, 1997 represents management's estimate of potential future losses in the loan portfolio at that date.

OTHER  INCOME  AND  EXPENSES

     Other income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $239,000 for the quarter ended March 31, 1997 compared to $243,000 for the first quarter of 1996, or a decrease of 1%. The majority of the decrease is related to the lower volume of nondeposit sale transactions generating commission income in the first quarter of 1997 as compared to 1996.

     For the quarter ended March 31, 1997, total overhead expenses were $1.3 million which is an increase of 17% over the amount incurred for the quarter ended March 31, 1996 of $1.1 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $691,000 for the quarter ended March 31, 1997 as compared to $585,000 for the quarter ended March 31, 1996. The increase of $107,000 or 18% is a result of (1) normal annual raises; and (2) the Finance Company's operations which increased $88,000 or 64% related to the additional offices and staff (approximately 10 new employees) between the first quarters of 1996 and 1997. The Finance Company's operations accounted for 82% of the increase in salaries and benefits for the first quarter of 1997 as compared to the prior year.

     The 19% ($18,000) increase in occupancy expenses and the 5% ($5,000) increase in furniture, fixtures, and equipment ("FFE") between the first quarters of 1996 and 1997 are primarily related to the additional branches of the Finance Company in the first quarter of 1997 as compared to the prior year.

     Included in the line item "other operating expenses", which increased $51,000 or 16% from the comparable quarter of 1996, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. Also included in this line item for activity of the Finance Company are charges for credit reports, license fees, acquisition premium amortization, and office support. These items increase in relation to the volume of activity, number of branches and number of customer accounts.

INCOME  TAXES

     For the quarter ended March 31, 1997, the Company reported $199,000 in income tax expense, or an effective tax rate of 37%. This is compared to income tax expense of $102,000 for the same quarter of the prior year, or an effective tax rate of 38%. The reduction in the effective rate is primarily related to the increase in tax-free municipal investments in 1997 as compared to the prior year.


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. The Company's primary liquid assets accounted for 16% and 20% of average assets at March 31, 1997 and 1996, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include borrowing on a short-term basis from the Federal Home Loan Bank and Federal Reserve System, purchasing federal funds from other financial institutions, and increasing deposits by raising rates paid.

     The Company's core deposits consist of consumer non-jumbo (i.e. less than $100,000) time deposits, and consumer and commercial savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 69% and 67% of earning assets during the first three months of 1997 and 1996, respectively. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000, which represented 21% and 22%, respectively, of total deposits at March 31, 1997 and 1996, are held primarily by customers in the Company's service area who have dealt with the Company for an extended
period  of  time.    The  Company  has  no  brokered  deposits.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has $1.8 million in available liquidity remaining from its initial public offering and the retention of earnings. All of this liquidity was advanced to the Finance Company to fund its operations as of March 31, 1997. In addition, Summit Financial has available lines of credit totaling $3 million with unaffiliated financial institutions, of which all was available at March 31, 1997. A further source of liquidity for Summit Financial includes management fees and debt service which are paid by its subsidiary on a monthly basis.

     Liquidity needs of Freedom Finance, primarily for the funding of loan originations, acquisitions, and operating expenses, have been meet to date through the initial capital investment of $500,000 made by Summit Financial, borrowings from an unrelated private investor, and line of credit facilities provided by Summit Financial and Summit National Bank, its sister company.

     The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse affect on the Company's liquidity position.

CAPITAL  RESOURCES

     To date, the capital needs of the Company have been met through the retention of net income and from the proceeds of its initial offering of common stock. The Company believes that the rate of asset growth will not negatively impact the capital base. Total equity at March 31, 1997 was $11.9 million. The Company has no commitments or immediate plans for any significant capital expenditures outside the normal course of business. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of March 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At March 31, 1997 and 1996, the Company and the Bank are both categorized as "well capitalized"under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at March 31, 1997 as well as the minimum calculated amounts for each regulatory defined category.




                                                              To Be
                                    For Capital            Categorized
                   Actual             Adequacy                "Well
                                      Purposes            Capitalized"
                                    ------------          -------------
                   Actual   Ratio      Amount     Ratio      Amount      Ratio
                   -------  ------  ------------  ------  -------------  ------

Total Qualifying
Capital to
Risk-Weighted
Assets:
     Company       $13,418  12.00%  $      8,943   8.00%  $      11,179  10.00%
     Bank          $11,398  10.45%  $      8,728   8.00%  $      10,910  10.00%
Tier 1 Capital to
Risk-Weighted
Assets:
     Company       $12,021  10.75%  $      4,471   4.00%  $       6,707   6.00%
     Bank          $10,034   9.20%  $      4,364   4.00%  $       6,546   6.00%
Tier 1 Capital to
Average Assets:
     Company       $12,021   8.79%  $      5,470   4.00%  $       6,838   5.00%
     Bank          $10,034   7.48%  $      5,367   4.00%  $       6,709   5.00%




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

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Most of the Company's liabilities are issued with fixed terms and can be repriced only at maturity. During periods of rising interest rates, as experienced at the end of the first quarter of 1997, the Company's assets reprice faster than the supporting liabilities. This causes an increase in the net interest margin until the fixed rate deposits mature and are repriced at higher current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company's current balance sheet structure, the opposite effect (that is, a decrease in net interest income) is realized in a falling rate environment. The degree of interest rate sensitivity of the Company's assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.


ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS

     In December 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125", an amendment to SFAS No. 125 whish was effective December 31, 1996. This statement delays the effective date of certain provisions of SFAS No. 125 until December 31, 1997. The amended provisions included those related to the transfers of financial assets and secured borrowings. The provisions in SFAS No. 125 related to servicing assets and liabilities are not delayed by this amendment. The adoption of this standard did not have a material effect on the Company's financial statements.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share". The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The Company anticipates that adoption of this standard will not have a material effect on EPS.
     Also, in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for financial statements for periods ending after December 31, 1997. This statement applies to both public and nonpublic entities. The new statement requires no change for entities subject to the existing requirements. The Company anticipates that adoption of this standard will not have a material effect on the Company.

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

          None.

Item  3.          Defaults  Upon  Senior  Securities.

          None.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders.

          At the Annual Meeting of Shareholders held April 16, 1997 pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated March 12, 1997, the following matters were voted on:

          (1)  election  of  4  nominees  for  directors  to terms of 3 years:
1,074,086 shares (99.9% of the votes cast) voted FOR the election of the directors; and
          (2) the ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the Company: 1,070,010 shares (99.6% of the shares represented at the meeting) voted FOR ratification; 761 shares AGAINST; 3,435 shares ABSTAIN.

          No other matters were submitted to the shareholders for a vote at the Annual Meeting or at any other time during the quarter.

Item  5.          Other  Information.

          None.

Item  6.          Exhibits  and  Reports  on  Form  8-K.

          (a)          Exhibits:

               27.1  Financial  Data  Schedule

          (b)          Reports  on  Form  8-K:

               None.

                         SUMMIT FINANCIAL CORPORATION

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SUMMIT FINANCIAL CORPORATION


Dated:  May  12,  1997                              /s/  J.  Randolph  Potter
                                                    -------------------------
                                                 J. Randolph Potter, President
                                                   and Chief Executive Officer


Dated:  May  12,  1997                              /s/  Blaise  B. Bettendorf
                                                    --------------------------
                                                  Blaise B. Bettendorf, Senior
                                                      Vice President and Chief
                                                             Financial Officer