Form 10-Q
period 1997-06-30
SUMMIT FINANCIAL CORP
filed 1997-08-14
CIK 856223

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended June 30, 1997

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

As of July 20, 1997, 1,342,413 shares of $1.00 par value common stock were outstanding.

                         SUMMIT FINANCIAL CORPORATION

                               TABLE OF CONTENTS


PART  I  -  FINANCIAL  INFORMATION


Item

1.          Consolidated  Financial  Statements  (Unaudited):

     Consolidated  Balance  Sheets  as  of June 30, 1997 and December 31, 1996

     Consolidated  Statements  of  Operations  for  the  Quarters
     Ended  June  30,  1997  and  1996

     Consolidated Statements of Operations for the Six Months Ended June 30, 1997 and 1996

     Consolidated Statements of Shareholders' Equity for the Six Months Ended June 30, 1997 and for the Year Ended December 31, 1996

     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996

     Notes  to  Consolidated  Financial  Statements

2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarters and the Six Months Ended June 30, 1997 and 1996


Part  II  -  Other  Information


Signatures


                            SUMMIT FINANCIAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)


                                                                      December 31,
                                                      June 30, 1997       1996
                                                     ---------------  -------------
                                                       (Unaudited)

ASSETS:
Cash and interest-bearing deposits                   $        8,213   $       6,026
Federal funds sold                                            2,339           3,000
Investment securities available for sale
 (amortized cost of $20,656 and $18,510)                     20,665          18,511
Investments in stock of Federal Reserve Bank,
 Federal Home Loan Bank, and other, at cost                     693             634
Loans, net of unearned income and net of allowance
 for loan losses of $1,698 and $1,487                       112,911         101,205
Premises and equipment, net                                   2,433           2,502
Accrued interest receivable                                   1,010             940
Other assets                                                  1,428           1,344
                                                     ---------------  -------------
     TOTAL ASSETS                                    $      149,692   $     134,162
                                                     ===============  =============
LIABILITIES & SHAREHOLDERS' EQUITY:
Demand deposits                                      $       12,691   $      17,484
Interest-bearing demand deposits                              6,549           6,227
Savings and money market deposits                            34,399          23,366
Time deposits, $100,000 and over                             27,691          25,393
Other time deposits                                          49,889          45,335
                                                     ---------------  -------------
     TOTAL DEPOSITS                                         131,219         117,805
Securities sold under repurchase agreements                     781             761
Other borrowings                                              3,500           2,550
Accrued interest payable                                        964             823
Other liabilities                                               813             586
                                                     ---------------  -------------
     TOTAL LIABILITIES                                      137,277         122,525
                                                     ---------------  -------------
SHAREHOLDERS' EQUITY:
Common stock ($1.00 par value; 20,000,000 shares
 authorized; issued and outstanding 1,342,413 and
 1,334,409 shares)
Additional paid-in capital                                   10,293          10,254
Retained earnings                                               787              48
Unrealized net loss on investments available
 for sale, net of income taxes                                   (7)              -
                                                     ---------------  -------------
     TOTAL SHAREHOLDERS' EQUITY                              12,415          11,637
                                                     ---------------  -------------
     TOTAL LIABILITIES AND EQUITY                    $      149,692   $     134,162
                                                     ===============  =============


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                         SUMMIT FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars, except per share data in Thousands)

                                               For the Quarters Ended June 30,

                                                      1997     1996
                                                     -------  -------

INTEREST INCOME:
 Loans                                               $2,871   $2,076
 Taxable investment securities                          287      338
 Nontaxable investment securities                        19        8
 Federal funds sold                                      54       77
 Other                                                   38       37
                                                     -------  -------
                                                      3,269    2,536
                                                     -------  -------
INTEREST EXPENSE:
 Deposits                                             1,446    1,174
 Other                                                   67       53
                                                     -------  -------
                                                      1,513    1,227
                                                     -------  -------
Net interest income                                   1,756    1,309
Provision for loan losses                              (124)    (103)
                                                     -------  -------
Net interest income after provision for loan losses   1,632    1,206
                                                     -------  -------
OTHER INCOME:
 Service charges and fees                                52       42
 Credit card service fees and income                     62       55
 Insurance commission fee income                         46       52
 Other income                                            94      109
                                                     -------  -------
                                                        254      258
                                                     -------  -------
OTHER OPERATING EXPENSES:
 Salaries, wages and benefits                           649      565
 Occupancy                                              119       93
 Furniture, fixtures and equipment                      107       96
 Other operating expenses                               380      290
                                                     -------  -------
                                                      1,255    1,044
                                                     -------  -------
Net income before income taxes                          631      420
Provision for income taxes                             (231)    (160)
                                                     -------  -------
NET INCOME                                           $  400   $  260
                                                     =======  =======
PER SHARE DATA:
  Primary                                            $ 0.29   $ 0.18
  Fully diluted                                      $ 0.29   $ 0.18
AVERAGE SHARES OUTSTANDING:
  Primary                                             1,492    1,410
  Fully Diluted                                       1,492    1,410


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                         SUMMIT FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars, except per share data in Thousands)

                                             For the Six Months Ended June 30,

                                                      1997     1996
                                                     -------  -------

INTEREST INCOME:
 Loans                                               $5,544   $4,047
 Taxable investment securities                          554      645
 Nontaxable investment securities                        28       14
 Federal funds sold                                     125      116
 Other                                                   78       77
                                                     -------  -------
                                                      6,329    4,899
                                                     -------  -------
INTEREST EXPENSE:
 Deposits                                             2,785    2,290
 Other                                                  128      100
                                                     -------  -------
                                                      2,913    2,390
                                                     -------  -------
Net interest income                                   3,416    2,509
Provision for loan losses                              (211)    (186)
                                                     -------  -------
Net interest income after provision for loan losses   3,205    2,323
                                                     -------  -------
OTHER INCOME:
 Service charges and fees                               102       85
 Credit card service fees and income                    122      112
 Insurance commission fee income                         96       97
 Other income                                           174      207
                                                     -------  -------
                                                        494      501
                                                     -------  -------
OTHER OPERATING EXPENSES:
 Salaries, wages and benefits                         1,341    1,149
 Occupancy                                              231      189
 Furniture, fixtures and equipment                      214      197
 Other operating expenses                               744      602
                                                     -------  -------
                                                      2,530    2,137
                                                     -------  -------
Net income before income taxes                        1,169      687
Provision for income taxes                             (430)    (262)
                                                     -------  -------
NET INCOME                                           $  739   $  425
                                                     =======  =======
PER SHARE DATA:
  Primary                                            $ 0.52   $ 0.30
  Fully diluted                                      $ 0.52   $ 0.30
AVERAGE SHARES OUTSTANDING:
  Primary                                             1,491    1,410
  Fully Diluted                                       1,491    1,410


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                                SUMMIT FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)
                                          AND FOR THE YEAR ENDED DECEMBER 31, 1996


                                                   Shares  Amount   Additional    Retained     Unrealized         Total
                                                                      paid-in     earnings        net         shareholders'
                                                                      capital                 gain (loss)        equity
                                                                                                   on
                                                                                               investment
                                                                                               securities
                                                                                               available
                                                                                                  for
                                                                                              sale, net of
                                                                                                 income
                                                                                                 taxes
                                                                                             --------------

Balance at December 31, 1995                        1,267  $ 1,267  $     9,342          -   $          54   $       10,663
Net income for the year ended December 31, 1996         -        -            -  $   1,002               -            1,002
Change in unrealized net gain (loss) on
 investment securities available for
 sale, net of income taxes                              -        -            -          -             (54)             (54)
Employee stock options exercised                        4        4           24          -               -               28
Issuance of 5% stock distribution                      64       64          888       (952)              -                -
Cash in lieu of fractional shares from
 stock distribution                                     -        -            -         (2)              -               (2)
                                                   ------  -------  -----------  ----------  --------------  ---------------
Balance at December 31, 1996                        1,335    1,335       10,254         48               -           11,637
Net income for the six months ended June 30, 1997       -        -            -        739               -              739
Change in unrealized net gain (loss) on
 investment securities available for
 sale, net of income taxes                              -        -            -          -              (7)              (7)
Employee stock options exercised                        7        7           39          -               -               46
Balance at June 30, 1997                            1,342  $ 1,342  $    10,293  $     787             ($7)  $       12,415
                                                   ======  =======  ===========  ==========  ==============  ===============


                                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 SUMMIT FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                             For the Six Months Ended June 30,

                                                                            1997       1996
                                                                          ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $    739   $    425
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                                   211        186
   Depreciation and amortization                                               167        153
   Gain on sale of fixed assets                                                (20)         -
   Gain on sale of investments available for sale                               (1)         -
   Net (accretion) amortization of net (discount) premium on investments       (12)         7
   Increase in other assets                                                   (153)      (142)
   Increase (decrease) in other liabilities                                    371       (395)
Net cash provided by operating activities                                    1,302        234
                                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities available for sale                                 (7,145)    (7,316)
 Proceeds from maturities of securities available for sale                   2,002      5,338
 Proceeds from sales of securities available for sale                        2,991          -
 Purchases of Federal Home Loan Bank Stock                                     (58)      (122)
 Net increase in loans                                                     (11,418)   (11,577)
 Purchases of net finance loans receivable                                    (499)      (234)
 Purchases of fixed assets                                                    (101)       (15)
 Proceeds from sale of fixed assets                                             22          -
Net cash used in investing activities                                      (14,206)   (13,926)
                                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts                                           13,414     10,624
 Net increase in securities sold under repurchase agreements                    20        161
 Repayment of other borrowings                                                 (50)         -
 Advances from other borrowings                                              1,000          -
 Proceeds from stock issuance pursuant to employee stock option plan            46         10
Net cash provided by financing activities                                   14,430     10,795
                                                                          ---------  ---------
Net (decrease) increase in cash and cash equivalents                         1,526     (2,897)
Cash and cash equivalents, beginning of period                               9,026     15,445
Cash and cash equivalents, end of period                                  $ 10,552   $ 12,548
                                                                          =========  =========
SUPPLEMENTAL INFORMATION:
 Cash paid during period for interest                                     $  2,772   $  2,351
 Cash paid during period for income taxes                                 $    485   $    434
 Change in market value of investment securities available                $     (7)  $   (256)
  for sale, net of income taxes



SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                         SUMMIT FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997


NOTE  1  -  BASIS  OF  PRESENTATION:

     Summit Financial Corporation (the Company), a South Carolina corporation, is the parent holding company for Summit National Bank (the Bank), a nationally chartered bank, and Freedom Finance, Inc. (the Finance Company), a consumer finance company.

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

     The unaudited consolidated financial statements of the Company at June 30, 1997 and for the periods ended June 30, 1997 and 1996 were prepared in accordance with the instructions for Form 10-Q and, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 1997, and the results of operations and cash flows for the periods ended June 30, 1997 and 1996 have been included. The results for the quarter or six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1996 included in the Company's 1996 Annual Report on Form 10K.

NOTE  2  -  CASH  FLOW  INFORMATION:

     The Company considers those amounts included in the balance sheet captions "Cash and interest-bearing deposits" and "Federal funds sold" to be cash and cash equivalents, which totaled $10,552 and $12,548 at June 30, 1997 and 1996, respectively. Cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are overnight investments and short-term investments with original maturities of less than six months.

                         SUMMIT FINANCIAL CORPORATION

                         PART I. FINANCIAL INFORMATION

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Summit Financial Corporation (the Company) is a financial institution holding company headquartered in Greenville, South Carolina. The Company has a wholly-owned bank subsidiary, Summit National Bank (the Bank) and a wholly-owned consumer finance company subsidiary, Freedom Finance, Inc. (the Finance Company).

     During the quarter ended June 30, 1996, the Company's net income totaled $400,000 or $.29 per share. This is compared to net income of $260,000 or $.18 per share for the same quarterly period of 1996 or an increase of 54%. For the first six months of 1997 the Company reported net income of $739,000 or $.52 per share, an improvement of approximately $314,000 compared to the net income for the first six months of 1996 of $425,000 or $.30 per share.

     Total assets increased approximately $15.5 million or 12% from December 31, 1996 to June 30, 1997. Deposits increased approximately $13.4 million or 11% during the period. The increase in deposits, combined with the $950,000 (37%) increase in other borrowings, funded gross loan growth of $11.9 million (12%) and the $2.2 million (12%) increase in investments available for sale during the same period.

RESULTS  OF  OPERATIONS  -  COMPARISON OF THE QUARTERS ENDED JUNE 30, 1997 AND
1996

GENERAL
     The Company reported consolidated net income for the quarter ended June 30, 1997 of $400,000, compared to net income of $260,000 for the quarter ended June 30, 1996, or an improvement of approximately $140,000 or 54%. The increase in consolidated earnings for the 1997 period is primarily attributable to a $447,000 or 34% increase in the Company's net interest income related to the higher level of earning assets in 1997 as compared to the prior year combined with the increase in general level of interest rates during the period. The increase in net interest income was somewhat offset by increases in other operating expenses. The Company on a stand-alone basis recorded net income of $22,000 for the second quarter of 1997 related primarily to the interest income from an intercompany loan to its consumer finance subsidiary.

     Summit National Bank recorded net earnings of $387,000 for the quarter ended June 30, 1997 which was a 59% increase from the second quarter of 1996 earnings of $244,000. The increase in net income for this subsidiary resulted primarily from a $333,000 (31%) increase in the Bank's net interest income which was directly related to a 19% higher level of earning assets and a 39 basis point improvement in the net interest margin. This increase was offset somewhat by a reduction in other income due to a lower volume of activity in the nondeposit financial services area of the Bank during the second quarter of 1997 as compared to the prior year, and increases in other operating expenses.

     The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded net losses for both the second quarter of 1997 and 1996 of approximately $(9,000) and $(3,000), respectively. The higher level of outstanding loans for the 1997 period as compared to the 1996 period which generated a $108,000 or 52% increase in net interest income was offset primarily by increases in (1) the provision for loan losses and (2) other operating expenses resulting from the higher number of offices and employees in 1997 as compared to the same period of 1996.

NET  INTEREST  INCOME
     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended June 30, 1997, the Company recorded consolidated net interest income of $1.8 million, a 34% increase from the net interest income of $1.3 million for the quarter ended June 30, 1996. The increase in this amount is directly related to (1) the increase in the average loan and interest-bearing liability volume of the Bank of 29% and 17%, respectively; and (2) the contribution of the Finance Company as its average earning assets increased 51% between the second quarter of 1996 and 1997.

     For the quarters ended June 30, 1997 and 1996, the Company's consolidated net interest margin was 5.12% and 4.53%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is related to the Bank's net interest margin which increased 39 basis points as a result of the higher average yield on loans and investments during the period related to the increase in the prime lending rate and repricing of numerous securities at higher current market rates during the second quarter of 1997. The contribution of the Finance Company's margin added to the increase in the consolidated results.

INTEREST  INCOME
     For the quarter ended June 30, 1997, the Company's earning assets averaged $137.6 million and had an average yield of 9.56%. This compares to average earning assets of $115.7 million for the second quarter of 1996, yielding approximately 8.81%. Thus, the significant contributor to the increase in interest income of $733,000 or 29% between the quarters ended June 30, 1996 and 1997 is the increase in volume of earning assets of 19%, combined with the 75 basis point increase in average yield.

     Consolidated loans averaged approximately 80% of the Company's average earning assets. The majority of the Company's loans are tied to the prime rate (approximately 60% of the Bank's portfolio is at floating rates), which averaged 8.50% and 8.25% for the quarters ended June 30, 1997 and 1996, respectively. During the second quarter of 1997, the Bank's loans averaged $108.5 million, yielding an average rate of 9.25%, compared to $84.0 million, yielding an average of rate 8.82% for the second quarter of 1996. The increase in the average yield on the Bank's loans is related to higher pricing on loans originated during the latter half of 1996 and into 1997, combined with the 25 basis point increase in the prime lending rate in late March 1997. The increase in average yield of the Finance Company loans contributed to the consolidated average yield on loans which increased to 10.47% for the second quarter of 1997 compared to 9.84% for the second quarter of 1996. The higher level of average loans, combined with the increase in average rate, resulted in an increase in consolidated interest income on loans of $795,000 or 38%.

     Investment securities averaged $19.9 million or 14% of average earning assets and yielded 6.37% (tax equivalent basis) during the second quarter of 1997, compared to average securities of $22.6 million yielding 6.16% for the quarter ended June 30, 1996. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased during the latter half of 1996 and into 1997 as well as the maturities of some investments at lower than current market yields. The 12% decrease in average securities (which was primarily related to maturities of the holding company's securities being reinvested in intercompany borrowings) was offset somewhat by the increase in average rate, and resulted in the decrease of interest income on securities of $40,000 or 12%.

INTEREST  EXPENSE
     The Company's interest expense for the quarter ended June 30, 1997 was $1.5 million. The increase of 23% from the comparable quarter in 1996 of $1.2 million was related to the 17% increase in average volume of interest-bearing liabilities, combined with the increase in average rate of 24 basis points. Interest-bearing liabilities averaged $115.7 million for the second quarter of 1997 with an average rate of 5.25%. This compares to average interest-bearing liabilities of $98.6 million with an average rate of 5.01% for the quarter ended June 30, 1996. The increase in the average rate was the result of (1) the higher level of general interest rates in 1997 as compared to 1996 and (2) the increase in rates paid on money market deposit accounts and certificates of deposit in 1997 for promotions to increase deposits required to meet the loan growth demand.

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

     Included in the net income for the quarter ended June 30, 1997 is a provision for loan losses of $124,000 compared to a provision of $103,000 for the second quarter of 1996. Net originations for the second quarter of 1997 were $8.3 million as compared to $5.7 million for the same period of 1996, thus the increase in the provision for the comparable quarterly periods.

     At June 30, 1997, the consolidated allowance for loan losses was $1.7 million or 1.48% of total gross loans. This compares to an allowance of $1.3 million or 1.45% of gross loans at June 30, 1996. For the quarter ended June 30, 1997, the Company reported net charge-offs of $29,000, which is a result of the Finance Company net charge-offs of $32,000 (4.07% of average loans of the Finance Company) combined with the Bank's net recoveries for the second quarter of 1997 of ($3,000). This is compared to consolidated net recoveries of previously charged-off loans of ($6,000) for the comparable quarter of 1996. There were no loans on nonaccrual status at either June 30, 1997 or
1996. Loans past due 90 days and greater totaled $80,000 or 0.07% of gross loans at June 30, 1997 and $68,000 or .08% of gross loans at June 30, 1996. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at June 30, 1997 represents management's estimate of potential losses in the loan portfolio at that date.

OTHER  INCOME  AND  EXPENSES
     Other income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $254,000 for the quarter ended June 30, 1997 compared to $258,000 for the second quarter of 1996, or a decrease of 2%. The majority of the decrease is related to the lower volume of nondeposit sale transactions generating commission income in the second quarter of 1997 as compared to 1996.

     For the quarter ended June 30, 1997, total overhead expenses were $1.3 million which is an increase of 20% over the amount incurred for the quarter ended June 30, 1996 of $1.0 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $649,000 for the quarter ended June 30, 1997 as compared to $565,000 for the quarter ended June 30, 1996. The increase of $84,000 or 15% is a result of (1) normal annual raises; and (2) the Finance Company's operations which increased $72,000 or 54% related to the additional offices and staff (approximately 7 new employees) between the second quarters of 1996 and 1997. The Finance Company's operations accounted for 85% of the increase in salaries and benefits for the second quarter of 1997 as compared to the prior year.

     The 28% ($26,000) increase in occupancy expenses and the 12% ($11,000) increase in furniture, fixtures, and equipment ("FFE") between the second quarters of 1996 and 1997 are primarily related to an $8,000 vault door repair at the Bank during the second quarter of 1997, and the additional branches of the Finance Company in the second quarter of 1997 as compared to the prior year.

     Included in the line item "other operating expenses", which increased $90,000 or 31% from the comparable quarter of 1996, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for $45,000 or 50% of the increase and, in addition to normal volume-related activity had increases in advertising due to several new deposit promotions;
expenses for the check card product introduced in 1997; and higher professional and outside service fees related to additional technology consulting engagements during 1997.

     Also included in the line item "other operating expenses" is activity of the Finance Company which includes charges for credit reports, license fees, acquisition premium amortization, and office support. These items increase in relation to the volume of activity, number of branches and number of customer accounts. The Finance Company increased the number of branches between June 1996 and June 1997 by 33%.

INCOME  TAXES
     For the quarter ended June 30, 1997, the Company reported $231,000 in income tax expense, or an effective tax rate of 36.6%. This is compared to income tax expense of $160,000 for the same quarter of the prior year, or an effective tax rate of 38%. The reduction in the effective rate is primarily related to the increase in tax-free municipal investments in 1997 as compared to the prior year.



RESULTS  OF  OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND
1996

GENERAL
     The Company reported consolidated net income for the six months ended June 30, 1997 of $739,000, compared to net income of $425,000 for the six months ended June 30, 1996, or an improvement of approximately $314,000 or 74%. The increase in consolidated earnings for the 1997 period is primarily attributable to a $907,000 or 36% increase in the Company's net interest income related to the higher level of earning assets in 1997 as compared to the prior year combined with the increase in general level of interest rates during the period. The increase in net interest income was somewhat offset by increases in other operating expenses. The Company on a stand-alone basis recorded net income of $41,000 for the six months ended June 30, 1997 related primarily to the interest income from an intercompany loan to its consumer finance subsidiary.

     Summit National Bank recorded net earnings of $709,000 for the six months ended June 30, 1997 which was an 81% increase from the first six months of 1996 earnings of $392,000. The increase in net income for this subsidiary resulted primarily from a $635,000 (31%) increase in the Bank's net interest income which was directly related to a 21% higher level of average earning assets and a 59 basis point improvement in the net interest margin. This increase was offset somewhat by a reduction in other income due to a lower volume of activity in the nondeposit financial services area of the Bank during the first six months of 1997 as compared to the prior year, and increases in other operating expenses.

     The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded net losses for both the first six months of 1997 and 1996 of approximately $(11,000) and $(5,000), respectively. The higher level of outstanding loans for the 1997 period as compared to the 1996 period which generated a $261,000 or 63% increase in net interest income was offset primarily by increases in (1) the provision for loan losses and (2) other operating expenses resulting from the higher number of offices and employees in 1997 as compared to the same period of 1996.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the six months ended June 30, 1997, the Company recorded consolidated net interest income of $3.4 million, a 36% increase from the net interest income of $2.5 million for the six months ended June 30, 1996. The increase in this amount is directly related to (1) the increase in the average loan and interest-bearing liability volume of the Bank of 30% and 19%, respectively; and (2) the contribution of the Finance Company as its average earning assets increased 50% between the first six months of 1996 and 1997.

     For the six months ended June 30, 1997 and 1996, the Company's consolidated net interest margin was 5.14% and 4.55%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is related to the Bank's net interest margin which increased 34 basis points as a result of the higher average yield on loans and investments during the period related to the increase in the prime lending rate and repricing of numerous securities at higher current market rates during the first six months of 1997. The contribution of the Finance Company's margin added to the increase in the consolidated results.

INTEREST  INCOME
     For the six months ended June 30, 1997, the Company's earning assets averaged $134.1 million and had an average yield of 9.54%. This compares to average earning assets of $110.9 million for the first six months of 1996, yielding approximately 8.88%. Thus, the significant contributor to the increase in interest income of $1.4 million or 29% between the six months ended June 30, 1996 and 1997 is the increase in volume of earning assets of 20%, combined with the 66 basis point increase in average yield.

     Consolidated loans averaged approximately 80% of the Company's average earning assets. The majority of the Company's loans are tied to the prime rate (approximately 60% of the Bank's portfolio is at floating rates), which averaged 8.38% and 8.30% for the six months ended June 30, 1997 and 1996, respectively. During the first six months of 1997, the Bank's loans averaged $105.2 million, yielding an average of 9.13%, compared to $81.1 million, yielding an average of 8.91% for the first six months of 1996. The increase in the average yield on the Bank's loans is related to higher pricing on loans originated during the latter half of 1996 and into 1997, combined with the 8 basis point increase in the average prime lending between the two periods. The increase in average yield of the Finance Company loans contributed to the higher consolidated average yield on loans which increased to 10.47% for the first six months of 1997 compared to 9.92% for the first six months of 1996. The higher level of average loans, combined with the increase in average rate, resulted in an increase in consolidated interest income on loans of $1.5 million or 37%.

     Investment securities averaged $18.9 million or 14% of average earning assets and yielded 6.35% (tax equivalent basis) during the first six months of 1997, compared to average securities of $22.4 million yielding 5.90% for the six months ended June 30, 1996. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased during the latter half of 1996 and into 1997 as well as the maturities of some investments at lower than current market yields. The 16% decrease in average securities (which was primarily related to maturities of the holding company's securities being reinvested in intercompany borrowings) was offset somewhat by the increase in average rate, and resulted in the decrease of interest income on securities of $77,000 or 12%.

INTEREST  EXPENSE
     The Company's interest expense for the six months ended June 30, 1997 was $2.9 million. The increase of 22% from the comparable six months in 1996 of $2.4 million was related to the 20% increase in average volume of interest-bearing liabilities, combined with the increase in average rate of 11 basis points. Interest-bearing liabilities averaged $113.0 million for the first six months of 1997 with an average rate of 5.20%. This compares to average interest-bearing liabilities of $94.4 million with an average rate of 5.09% for the six months ended June 30, 1996. The increase in the average rate was the result of (1) the higher level of general interest rates in 1997 as compared to 1996 and (2) the increase in rates paid on money market deposit accounts and certificates of deposit in 1997 for promotions to increase deposits required to meet the loan growth demand.

PROVISION  FOR  LOAN  LOSSES
     As previously discussed under the quarterly analysis, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for potential losses in the loan portfolio.

     Included in the net income for the six months ended June 30, 1997 is a provision for loan losses of $211,000 compared to a provision of $186,000 for the first six months of 1996. The increase in the provision is related to higher originations for the six month period of 1997 as compared to 1996, combined with the higher level of activity and past due loans of the Finance Company between the two periods as the loans of the Finance Company generally have higher risk and are therefore provided for at a higher level.

     At June 30, 1997, the consolidated allowance for loan losses was $1.7 million or 1.48% of total gross loans. This compares to an allowance of $1.3 million or 1.45% of gross loans at June 30, 1996. For the six months ended June 30, 1997, the Company reported net charge-offs of $26,000, which is a result of the Finance Company net charge-offs of $80,000 (2.6% of average consolidated loans) combined with the Bank's net recoveries for the first six months of 1997 of ($54,000). This is compared to consolidated net recoveries of previously charged-off loans of ($500) for the comparable six months of 1996.

OTHER  INCOME  AND  EXPENSES
     Other income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $494,000 for the six months ended June 30, 1997 compared to $501,000 for the first six months of 1996, or a decrease of 1%. The majority of the decrease is related to the lower volume of nondeposit sale transactions generating commission income in the first six months of 1997 as compared to 1996.

     For the six months ended June 30, 1997, total overhead expenses were $2.5 million which is an increase of 18% over the amount incurred for the six months ended June 30, 1996 of $2.1 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $1.3 million for the six months ended June 30, 1997 as compared to $1.1 million for the six months ended June 30, 1996. The increase of $192,000 or 17% is a result of (1) normal annual raises; and (2) the Finance Company's operations which increased $159,000 or 59% related to the additional offices and staff (approximately 7 new employees) between the first six months of 1996 and 1997. The Finance Company's operations accounted for 83% of the increase in salaries and benefits for the first six months of 1997 as compared to the prior year.

     The 22% ($42,000) increase in occupancy expenses and the 9% ($17,000) increase in furniture, fixtures, and equipment ("FFE") between the first six months of 1996 and 1997 are primarily related to an $8,000 vault door repair at the Bank during the first six months of 1997, and the additional branches of the Finance Company in the first six months of 1997 as compared to the prior year.

     Included in the line item "other operating expenses", which increased $142,000 or 24% from the comparable six months of 1996, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for $55,000 or 39% of the increase and, in addition to normal volume-related activity had increases in advertising due to several new deposit promotions;
expenses for the check card product introduced in 1997; and higher professional and outside service fees related to additional consulting engagements during 1997.

     Also included in the line item "other operating expenses" is activity of the Finance Company which includes charges for credit reports, license fees, acquisition premium amortization, and office support. These items increase in relation to the volume of activity, number of branches and number of customer accounts. The Finance Company increased the number of its branches between June 1996 and 1997 by 33%.

INCOME  TAXES
     For the six months ended June 30, 1997, the Company reported $430,000 in income tax expense, or an effective tax rate of 36.8%. This is compared to income tax expense of $262,000 for the same six months of the prior year, or an effective tax rate of 38%. The reduction in the effective rate is primarily related to the increase in tax-free municipal investments in 1997 as compared to the prior year.



LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. The Company's primary liquid assets accounted for 15% and 20% of average assets at June 30, 1997 and 1996, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include borrowing on a short-term basis from the Federal Home Loan Bank and Federal Reserve System, purchasing federal funds from other financial institutions, and increasing deposits by raising rates paid.

     The Company's core deposits consist of consumer non-jumbo (i.e. less than $100,000) time deposits, and consumer and commercial savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 72% and 69% of earning assets during the first six months of 1997 and 1996, respectively. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000, which represented 21% of total deposits at both June 30, 1997 and 1996, are held primarily by customers in the Company's service area who have dealt with the Company for an extended period of time. The Company has no brokered deposits.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has $1.8 million in available liquidity remaining from its initial public offering and the retention of earnings. All of this liquidity was advanced to the Finance Company to fund its operations as of June 30, 1997. In addition, Summit Financial has available lines of credit totaling $3 million with unaffiliated financial institutions, of which all was available at June 30, 1997. A further source of liquidity for Summit Financial includes management fees and debt service which are paid by its subsidiary on a monthly basis.

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



CAPITAL  RESOURCES
     To date, the capital needs of the Company have been met through the retention of net income and from the proceeds of its initial offering of common stock. The Company believes that the rate of asset growth will not negatively impact the capital base. Total equity at June 30, 1997 was $12.4 million. The Company has no commitments or immediate plans for any significant capital expenditures outside the normal course of business. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of June 30, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At June 30, 1997 and 1996, the Company and the Bank are both categorized as "well capitalized"under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at June 30, 1997 as well as the minimum calculated amounts for each regulatory defined category.




                                    For Capital               To Be
                   Actual             Adequacy             Categorized
                                      Purposes                "Well
                                                          Capitalized"
                                                          -------------
                   Actual   Ratio      Amount     Ratio      Amount      Ratio
                   -------  ------  ------------  ------  -------------  ------

Total Qualifying
 Capital to Risk-
 Weighted Assets:
     Company       $13,920  11.62%  $      9,585   8.00%  $      11,981  10.00%
     Bank          $11,886  10.14%  $      9,373   8.00%  $      11,717  10.00%
Tier 1 Capital to
 Risk-Weighted
 Assets:
     Company       $12,422  10.37%  $      4,792   4.00%  $       7,189   6.00%
     Bank          $10,421   8.89%  $      4,687   4.00%  $       7,030   6.00%
Tier 1 Capital to
 Average Assets:
     Company       $12,422   8.87%  $      5,601   4.00%  $       7,002   5.00%
     Bank          $10,421   7.41%  $      5,629   4.00%  $       7,036   5.00%






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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under this statement, enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of the statement, The Company will adopt Statement 130 effective March 31, 1998 and will provide the required disclosures in the Company's Form 10-Q.

     Also  in  June  1997,  the  FASB  issued SFAS No. 131, "Disclosures about
Segments  of  an  Enterprise  and  Related  Information".    This  statement
establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impractical to do so. It is not anticipated that the adoption of this statement will materially effect the Company's current method of financial reporting.

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

          None.

Item  3.          Defaults  Upon  Senior  Securities.

          None.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders.

          No matters were submitted to the shareholders for a vote at any time during the quarter.

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

                                                  SUMMIT FINANCIAL CORPORATION


Dated:  August  12,  1997                              /s/  J. Randolph Potter
                                                       -----------------------
                                                 J. Randolph Potter, President
                                                   and Chief Executive Officer


Dated:  August  12,  1997                             /s/ Blaise B. Bettendorf
                                                      ------------------------
                                                  Blaise B. Bettendorf, Senior
                                                      Vice President and Chief
                                                             Financial Officer