Form 10-Q/A
period 1997-06-30
SUMMIT FINANCIAL CORP
filed 1997-09-02
CIK 856223

FORM 10-Q/A

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

PART  I  -  FINANCIAL  INFORMATION:

ITEM  1:  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)




                            SUMMIT FINANCIAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)


                                                                      December 31,
                                                      June 30, 1997       1996
                                                     ---------------  -------------
                                                       (Unaudited)

ASSETS:
Cash and interest-bearing deposits                   $        8,213   $       6,026
Federal funds sold                                            2,339           3,000
Investment securities available for sale
 (amortized cost of $20,656 and $18,510)                     20,665          18,511
Investments in stock of Federal Reserve Bank,
 Federal Home Loan Bank, and other, at cost                     693             634
Loans, net of unearned income and net of allowance
 for loan losses of $1,698 and $1,487                       112,911         101,205
Premises and equipment, net                                   2,433           2,502
Accrued interest receivable                                   1,010             940
Other assets                                                  1,428           1,344
                                                     ---------------  -------------
     TOTAL ASSETS                                    $      149,692   $     134,162
                                                     ===============  =============
LIABILITIES & SHAREHOLDERS' EQUITY:
Demand deposits                                      $       12,691   $      17,484
Interest-bearing demand deposits                              6,549           6,227
Savings and money market deposits                            34,399          23,366
Time deposits, $100,000 and over                             27,691          25,393
Other time deposits                                          49,889          45,335
                                                     ---------------  -------------
     TOTAL DEPOSITS                                         131,219         117,805
Securities sold under repurchase agreements                     781             761
Other borrowings                                              3,500           2,550
Accrued interest payable                                        964             823
Other liabilities                                               813             586
                                                     ---------------  -------------
     TOTAL LIABILITIES                                      137,277         122,525
                                                     ---------------  -------------
SHAREHOLDERS' EQUITY:
Common stock ($1.00 par value; 20,000,000 shares              1,342           1,335
 authorized; issued and outstanding 1,342,413 and
 1,334,409 shares)
Additional paid-in capital                                   10,293          10,254
Retained earnings                                               787              48
Unrealized net loss on investments available
 for sale, net of income taxes                                   (7)              -
                                                     ---------------  -------------
     TOTAL SHAREHOLDERS' EQUITY                              12,415          11,637
                                                     ---------------  -------------
     TOTAL LIABILITIES AND EQUITY                    $      149,692   $     134,162
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
                                                                                             --------------

Balance at December 31, 1995                        1,267  $ 1,267  $     9,342          -   $          54   $       10,663
Net income for the year ended December 31, 1996         -        -            -  $   1,002               -            1,002
Change in unrealized net gain (loss) on
 investment securities available for
 sale, net of income taxes                              -        -            -          -             (54)             (54)
Employee stock options exercised                        4        4           24          -               -               28
Issuance of 5% stock distribution                      64       64          888       (952)              -                -
Cash in lieu of fractional shares from
 stock distribution                                     -        -            -         (2)              -               (2)
                                                   ------  -------  -----------  ----------  --------------  ---------------
Balance at December 31, 1996                        1,335    1,335       10,254         48               -           11,637
Net income for the six months ended June 30, 1997       -        -            -        739               -              739
Change in unrealized net gain (loss) on
 investment securities available for
 sale, net of income taxes                              -        -            -          -              (7)              (7)
Employee stock options exercised                        7        7           39          -               -               46
                                                   ------  -------  -----------  ----------  --------------  ---------------
Balance at June 30, 1997                            1,342  $ 1,342  $    10,293  $     787             ($7)  $       12,415
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

                                                  SUMMIT FINANCIAL CORPORATION


Dated:  September  2,  1997                             /s/ J. Randolph Potter
                                                        ----------------------
                                                 J. Randolph Potter, President
                                                   and Chief Executive Officer


Dated:  September  2,  1997                           /s/ Blaise B. Bettendorf
                                                      ------------------------
                                                  Blaise B. Bettendorf, Senior
                                                      Vice President and Chief
                                                             Financial Officer