Form 10-Q
period 1997-09-30
SUMMIT FINANCIAL CORP
filed 1997-11-14
CIK 856223

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 1997

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

As of October 20, 1997, 1,345,577 shares of $1.00 par value common stock were outstanding.




                           SUMMIT FINANCIAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)



                                                     September 30,   December 31,
                                                          1997           1996
                                                     --------------  -------------
(Unaudited)
ASSETS:
Cash and interest-bearing deposits. . . . . . . . .  $        7,423  $       6,026
Federal funds sold. . . . . . . . . . . . . . . . .          13,530          3,000
Investment securities available for sale
 (amortized cost of $23,538 and $18,510). . . . . .          23,619         18,511
Investments in stock of Federal Reserve Bank,
 Federal Home Loan Bank, and other, at cost . . . .             693            634
Loans, net of unearned income and net of allowance
 for loan losses of $1,689 and $1,487 . . . . . . .         111,747        101,205
Premises and equipment, net . . . . . . . . . . . .           2,388          2,502
Accrued interest receivable . . . . . . . . . . . .           1,116            940
Other assets. . . . . . . . . . . . . . . . . . . .           1,466          1,344
                                                     --------------  -------------
     TOTAL ASSETS . . . . . . . . . . . . . . . . .  $      161,982  $     134,162
                                                     ==============  =============
LIABILITIES & SHAREHOLDERS' EQUITY:
Demand deposits . . . . . . . . . . . . . . . . . .  $       16,084  $      17,484
Interest-bearing demand deposits. . . . . . . . . .           6,481          6,227
Savings and money market deposits . . . . . . . . .          36,868         23,366
Time deposits, $100,000 and over. . . . . . . . . .          30,446         25,393
Other time deposits . . . . . . . . . . . . . . . .          52,725         45,335
                                                     --------------  -------------
     TOTAL DEPOSITS . . . . . . . . . . . . . . . .         142,604        117,805
Securities sold under repurchase agreements . . . .             792            761
Other borrowings. . . . . . . . . . . . . . . . . .           4,000          2,550
Accrued interest payable. . . . . . . . . . . . . .             993            823
Other liabilities . . . . . . . . . . . . . . . . .             666            586
                                                     --------------  -------------
     TOTAL LIABILITIES. . . . . . . . . . . . . . .         149,055        122,525
                                                     --------------  -------------
SHAREHOLDERS' EQUITY:
Common stock ($1.00 par value; 20,000,000 shares
 authorized; issued and outstanding 1,345,557 and
 1,334,409 shares). . . . . . . . . . . . . . . . .           1,346          1,335
Additional paid-in capital. . . . . . . . . . . . .          10,308         10,254
Retained earnings . . . . . . . . . . . . . . . . .           1,220             48
Unrealized net loss on investments available
 for sale, net of income taxes. . . . . . . . . . .              53              -
                                                     --------------  -------------
     TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . .          12,927         11,637
                                                     --------------  -------------
     TOTAL LIABILITIES AND EQUITY . . . . . . . . .  $      161,982  $     134,162
                                                     ==============  =============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS




                             SUMMIT FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                     (Dollars, except per share data in Thousands)


                                                           For the Quarters Ended
                                                               September 30,
                                                          1997              1996
                                                     ---------------  ----------------
INTEREST INCOME:
 Loans. . . . . . . . . . . . . . . . . . . . . . .  $        2,953   $         2,351
 Taxable investment securities. . . . . . . . . . .             299               307
 Nontaxable investment securities . . . . . . . . .              34                 8
 Federal funds sold . . . . . . . . . . . . . . . .             149                44
 Other. . . . . . . . . . . . . . . . . . . . . . .              39                32
                                                     ---------------  ----------------
                                                              3,474             2,742
                                                     ---------------  ----------------
INTEREST EXPENSE:
 Deposits . . . . . . . . . . . . . . . . . . . . .           1,660             1,196
 Other. . . . . . . . . . . . . . . . . . . . . . .              71                55
                                                     ---------------  ----------------
                                                              1,731             1,251
                                                     ---------------  ----------------
Net interest income . . . . . . . . . . . . . . . .           1,743             1,491
Provision for loan losses . . . . . . . . . . . . .             (45)             (128)
                                                     ---------------  ----------------
Net interest income after provision for loan losses           1,698             1,363
                                                     ---------------  ----------------
OTHER INCOME:
 Service charges and fees . . . . . . . . . . . . .              47                43
 Credit card service fees and income. . . . . . . .              59                51
 Insurance commission fee income. . . . . . . . . .              53                46
 Other income . . . . . . . . . . . . . . . . . . .             100               102
                                                     ---------------  ----------------
                                                                259               242
                                                     ---------------  ----------------
OTHER OPERATING EXPENSES:
 Salaries, wages and benefits . . . . . . . . . . .             669               560
 Occupancy. . . . . . . . . . . . . . . . . . . . .             113                99
 Furniture, fixtures and equipment. . . . . . . . .             112               106
 Other operating expenses . . . . . . . . . . . . .             387               316
                                                     ---------------  ----------------
                                                              1,281             1,081
                                                     ---------------  ----------------
Net income before income taxes. . . . . . . . . . .             676               524
Provision for income taxes. . . . . . . . . . . . .            (244)             (202)
                                                     ---------------  ----------------
NET INCOME. . . . . . . . . . . . . . . . . . . . .  $          432   $           322
                                                     ===============  ================
PER SHARE DATA:
  Primary . . . . . . . . . . . . . . . . . . . . .  $         0.31   $          0.23
  Fully diluted . . . . . . . . . . . . . . . . . .  $         0.29   $          0.23
AVERAGE SHARES OUTSTANDING:
  Primary and Fully Diluted . . . . . . . . . . . .           1,487             1,411

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS




                            SUMMIT FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                    (Dollars, except per share data in Thousands)


                                                       For the Nine Months Ended
                                                               September 30,
                                                          1997             1996
                                                     ---------------  --------------
INTEREST INCOME:
 Loans. . . . . . . . . . . . . . . . . . . . . . .  $        8,497   $       6,398
 Taxable investment securities. . . . . . . . . . .             853             952
 Nontaxable investment securities . . . . . . . . .              62              22
 Federal funds sold . . . . . . . . . . . . . . . .             273             159
 Other. . . . . . . . . . . . . . . . . . . . . . .             118             110
                                                     ---------------  --------------
                                                              9,803           7,641
                                                     ---------------  --------------
INTEREST EXPENSE:
 Deposits . . . . . . . . . . . . . . . . . . . . .           4,446           3,486
 Other. . . . . . . . . . . . . . . . . . . . . . .             198             157
                                                     ---------------  --------------
                                                              4,644           3,643
                                                     ---------------  --------------
Net interest income . . . . . . . . . . . . . . . .           5,159           3,998
Provision for loan losses . . . . . . . . . . . . .            (256)           (313)
                                                     ---------------  --------------
Net interest income after provision for loan losses           4,903           3,685
                                                     ---------------  --------------
OTHER INCOME:
 Service charges and fees . . . . . . . . . . . . .             148             127
 Credit card service fees and income. . . . . . . .             180             163
 Insurance commission fee income. . . . . . . . . .             149             144
 Other income . . . . . . . . . . . . . . . . . . .             275             309
                                                     ---------------  --------------
                                                                752             743
                                                     ---------------  --------------
OTHER OPERATING EXPENSES:
 Salaries, wages and benefits . . . . . . . . . . .           2,010           1,710
 Occupancy. . . . . . . . . . . . . . . . . . . . .             344             288
 Furniture, fixtures and equipment. . . . . . . . .             325             302
 Other operating expenses . . . . . . . . . . . . .           1,131             918
                                                     ---------------  --------------
                                                              3,810           3,218
                                                     ---------------  --------------
Net income before income taxes. . . . . . . . . . .           1,845           1,210
Provision for income taxes. . . . . . . . . . . . .            (674)           (464)
                                                     ---------------  --------------
NET INCOME. . . . . . . . . . . . . . . . . . . . .  $        1,171   $         746
                                                     ===============  ==============
PER SHARE DATA:
  Primary . . . . . . . . . . . . . . . . . . . . .  $         0.81   $        0.53
  Fully diluted . . . . . . . . . . . . . . . . . .  $         0.79   $        0.53
AVERAGE SHARES OUTSTANDING:
  Primary and Fully Diluted . . . . . . . . . . . .           1,486           1,410

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                           SUMMIT FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)
                                     AND FOR THE YEAR ENDED DECEMBER 31, 1996



                                         Shares  Amount   Additional    Retained     Unrealized         Total
                                                            paid-in     earnings        net         shareholders'
                                                            capital                 gain (loss)        equity
                                                                                         on
                                                                                     investment
                                                                                     securities
                                                                                     available
                                                                                        for
                                                                                    sale, net of
                                                                                       income
                                                                                       taxes
                                        -------- -------- ------------ ----------- --------------    -------------

Balance at December 31, 1995. . . . . .   1,267  $ 1,267  $     9,342          -   $          54   $       10,663
Net income for the year ended                                              1,002                            1,002
 December 31, 1996. . . . . . . . . . .       -        -            -                          -
Change in unrealized net gain (loss) on                                                      (54)             (54)
 investment securities available for
 sale, net of income taxes. . . . . . .       -        -            -          -
Employee stock options exercised. . . .       4        4           24          -               -               28
Issuance of 5% stock distribution . . .      63       63          888       (951)              -                -
Cash in lieu of fractional shares from                                        (2)                              (2)
 stock distribution . . . . . . . . . .       -        -            -                          -
                                         ------  -------  -----------  ----------  --------------   --------------
Balance at December 31, 1996. . . . . .   1,334    1,334       10,254         49               -           11,637
Net income for the nine months                                             1,171                            1,171
ended September 30, 1997. . . . . . . .       -        -            -                          -
Change in unrealized net gain (loss) on                                                       53               53
 investment securities available for
 sale, net of income taxes. . . . . . .       -        -            -          -
Employee stock options exercised. . . .      12       12           54          -               -               66
                                         ------  -------  -----------  ---------   --------------  ---------------
Balance at September 30, 1997 . . . . .   1,346  $ 1,346  $    10,308  $   1,220   $          53   $       12,927
                                         ======  =======  ===========  ==========  ==============  ===============



SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS




                                SUMMIT FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                               For the Nine Months Ended
                                                                     September 30,
                                                                 1997             1996
                                                            ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . . . .  $        1,171   $         746
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses . . . . . . . . . . . . . . .             256             313
   Depreciation and amortization . . . . . . . . . . . . .             250             232
   Gain on sale of fixed assets. . . . . . . . . . . . . .             (29)              -
   Gain on sale of investments available for sale. . . . .              (1)              -
   Net amortization of net premium on investments. . . . .               5               7
   Increase in other assets. . . . . . . . . . . . . . . .            (298)           (468)
   Increase (decrease) in other liabilities. . . . . . . .             224            (424)
                                                            ---------------  --------------
Net cash provided by operating activities. . . . . . . . .           1,578             406
                                                            ---------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities available for sale. . . . . . . .         (10,832)         (7,822)
 Proceeds from maturities of securities available for sale           2,809           7,990
 Proceeds from sales of securities available for sale. . .           2,991               -
 Purchases of Federal Home Loan Bank Stock . . . . . . . .             (59)           (122)
 Net increase in loans . . . . . . . . . . . . . . . . . .         (10,299)        (17,371)
 Purchases of net finance loans receivable . . . . . . . .            (499)         (1,099)
 Purchases of fixed assets . . . . . . . . . . . . . . . .            (147)            (65)
 Proceeds from sale of fixed assets. . . . . . . . . . . .              41               -
                                                            ---------------  --------------
Net cash used in investing activities. . . . . . . . . . .         (15,995)        (18,489)
                                                            ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts. . . . . . . . . . . . .          24,798          12,260
 Net increase in securities sold under . . . . . . . . . .              30             183
repurchase agreements
 Repayment of other borrowings . . . . . . . . . . . . . .             (50)         (2,000)
 Advances from other borrowings. . . . . . . . . . . . . .           1,500           1,700
 Proceeds from stock issuance pursuant to. . . . . . . . .              66              28
employee stock option plan                                  ---------------  --------------
Net cash provided by financing activities. . . . . . . . .          26,344          12,171
                                                            ---------------  --------------
Net (decrease) increase in cash and cash equivalents . . .          11,927          (5,912)
Cash and cash equivalents, beginning of period . . . . . .           9,026          15,445
                                                            ---------------  --------------
Cash and cash equivalents, end of period . . . . . . . . .  $       20,953   $       9,533
                                                            ===============  ==============
SUPPLEMENTAL INFORMATION:
 Cash paid during period for interest. . . . . . . . . . .  $        4,474   $       3,725
 Cash paid during period for income taxes. . . . . . . . .  $          775   $         613
 Change in market value of investment securities available  $           53   $        (209)
  for sale, net of income taxes

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                       SUMMIT  FINANCIAL  CORPORATION
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997



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

     The unaudited consolidated financial statements of the Company at September 30, 1997 and for the periods ended September 30, 1997 and 1996 were prepared in accordance with the instructions for Form 10-Q and, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 1997, and the results of operations and cash flows for the periods ended September 30, 1997 and 1996 have been included. The results for the quarter or nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1996 included in the Company's 1996 Annual Report on Form 10K.

NOTE  2  -  CASH  FLOW  INFORMATION:

     The Company considers those amounts included in the balance sheet captions "Cash and interest-bearing deposits" and "Federal funds sold" to be cash and cash equivalents, which totaled $20,953,000 and $9,533,000 at September 30, 1997 and 1996, respectively. Cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are overnight investments and short-term investments with original maturities of less than six months.

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

     During the quarter ended September 30, 1996, the Company's net income totaled $432,000 or $.29 per fully diluted share. This is compared to net income of $322,000 or $.23 per fully diluted share for the same quarterly period of 1996 or an increase of 35%. For the first nine months of 1997 the Company reported net income of $1.2 million or $.79 per fully diluted share, an improvement of approximately $425,000 compared to the net income for the first nine months of 1996 of $746,000 or $.53 per fully diluted share.

     Total assets increased approximately $27.8 million or 21% from December 31, 1996 to September 30, 1997. Deposits increased approximately $24.8 million or 21% during the period. The increase in deposits, combined with the $1.4 million (57%) increase in other borrowings, funded gross loan growth of $10.7 million (10%), the $5.1 million (28%) increase in investments available for sale, and the $10.5 million (351%) increase in federal funds sold during the same period.

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL
     The Company reported consolidated net income for the quarter ended September 30, 1997 of $432,000, compared to net income of $322,000 for the quarter ended September 30, 1996, or an improvement of approximately $110,000 or 35%. The increase in consolidated earnings for the 1997 period is primarily attributable to (1) a $253,000 or 17% increase in the Company's net interest income related to the higher level of earning assets in 1997 as compared to the prior year combined with the increase in general level of interest rates during the period and (2) a reduction in the provision for loan losses for the third quarter of 1997 as compared to the prior year due to the lower loan originations for the 1997 quarter. The increase in net interest income was somewhat offset by increases in other operating expenses. The Company on a stand-alone basis recorded net income of $21,000 for both the third quarter of 1997 and 1996 related primarily to the interest income from an intercompany loan to its consumer finance subsidiary.

     Summit National Bank recorded net earnings of $435,000 for the quarter ended September 30, 1997 which was a 43% increase from the third quarter of 1996 earnings of $305,000. The increase in net income for this subsidiary resulted primarily from a $234,000 (20%) increase in the Bank's net interest income which was directly related to a 28% higher level of earning assets, offset somewhat by the 22 basis point reduction in the net interest margin.

     The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded net losses for both the third quarter of 1997 and 1996 of approximately $(24,000) and $(4,000), respectively. The higher operating expenses related to the increase in the number of offices and employees in 1997 as compared to the same period of 1996 was the primary contributor to the increased loss in 1997.

NET  INTEREST  INCOME
     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended September 30, 1997, the Company recorded consolidated net interest income of $1.7 million, a 17% increase from the net interest income of $1.5 million for the quarter ended September 30, 1996. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 27% and 30%, respectively, offset somewhat by the decline in net interest margin for the Company.

     For the quarters ended September 30, 1997 and 1996, the Company's consolidated net interest margin was 4.69% and 5.05%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in consolidated net interest margin is related primarily to the increase in the average cost of liabilities as the Bank offered several promotional deposit rates, combined with the shift of earning assets to lower yielding federal funds sold and short-term interest-bearing deposits as the loan growth slowed in the third quarter of 1997.

INTEREST  INCOME
     For the quarter ended September 30, 1997, the Company's earning assets averaged $149.0 million and had an average yield of 9.30%. This compares to average earning assets of $117.3 million for the third quarter of 1996, also yielding 9.30%. Thus, the contributor to the increase in interest income of $732,000 or 27% between the quarters ended September 30, 1996 and 1997 is the increase in volume of earning assets of 27%.

     Consolidated loans averaged approximately 77% of the Company's average earning assets for the third quarter of 1997. The majority of the Company's loans are tied to the prime rate (approximately 60% of the Bank's portfolio is at floating rates), which averaged 8.50% and 8.25% for the quarters ended September 30, 1997 and 1996, respectively. During the third quarter of 1997, the Bank's loans averaged $112.7 million, yielding an average rate of 9.10%, compared to $88.9 million, yielding an average of rate 8.96% for the third quarter of 1996. The increase in the average yield on the Bank's loans is primarily related to the 25 basis point increase in the prime lending rate in late March 1997. The higher level of average loans (which increased 25%), combined with the increase in average rate, resulted in an increase in consolidated interest income on loans of $602,000 or 26%.

     Investment securities averaged $21.5 million or 14% of average earning assets and yielded 6.47% (tax equivalent basis) during the third quarter of 1997, compared to average securities of $20.7 million yielding 6.14% for the quarter ended September 30, 1996. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased during the latter half of 1996 and into 1997 as well as the maturities of some investments at lower than current market yields. The 4% increase in average securities, combined with the increase in average rate, and resulted in the increase of interest income on securities of $18,000 or 6%.

INTEREST  EXPENSE
     The Company's interest expense for the quarter ended September 30, 1997 was $1.7 million. The increase of 38% from the comparable quarter in 1996 of $1.25 million was related to the 30% increase in average volume of interest-bearing liabilities, combined with the increase in average rate of 31 basis points. Interest-bearing liabilities averaged $128.5 million for the third quarter of 1997 with an average rate of 5.35%. This compares to average interest-bearing liabilities of $98.8 million with an average rate of 5.04% for the quarter ended September 30, 1996. The increase in the average rate was the result of (1) the higher level of general interest rates in 1997 as compared to 1996 and (2) the increase in rates paid on money market deposit accounts and certificates of deposit in 1997 for promotions to increase deposits.

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

     Included in the net income for the quarter ended September 30, 1997 is a provision for loan losses of $45,000 compared to a provision of $128,000 for the third quarter of 1996. The Bank had no net loan growth for the third quarter of 1997 due to numerous large payoffs, while loan growth at the Finance Company was nominal for the same period, thus the decrease in the provision required for the comparable quarterly periods.

     At September 30, 1997, the consolidated allowance for loan losses was $1.7 million or 1.49% of total gross loans. This compares to an allowance of $1.5 million or 1.45% of gross loans at September 30, 1996. For the quarter ended September 30, 1997, the Company reported net charge-offs of $53,000, which is a result of the Finance Company net charge-offs of $38,000 (4.65% of average loans of the Finance Company) combined with the Bank's net charge-offs for the third quarter of 1997 of $15,000. This is compared to consolidated net charge-offs of $40,000 for the comparable quarter of 1996. There were no loans on nonaccrual status at September 30, 1997 and nonaccrual loans for the prior year were $1,000. Loans past due 90 days and greater totaled $151,000 or 0.13% of gross loans at September 30, 1997 and $94,000 or .10% of gross loans at September 30, 1996. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at September 30, 1997 represents management's estimate of potential losses in the loan portfolio at that date.

OTHER  INCOME  AND  EXPENSES
     Other income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $259,000 for the quarter ended September 30, 1997 compared to $242,000 for the third quarter of 1996, or an increase of 7%. Increases in Bank branch related income items were offset by reductions in nondeposit sale commission income in the third quarter of 1997 as compared to 1996.

     For the quarter ended September 30, 1997, total overhead expenses were $1.28 million which is an increase of 19% over the amount incurred for the quarter ended September 30, 1996 of $1.1 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $669,000 for the quarter ended September 30, 1997 as compared to $560,000 for the quarter ended September 30, 1996. The increase of $109,000 or 19% is a result of (1) normal annual raises; (2) the Finance Company's operations which increased $30,000 or 19% related to the additional offices and staff between the third quarters of 1996 and 1997; (3) additional staff added at the Bank between the fourth quarter of 1996 and September 30, 1997; and (4) additional bonus accruals pursuant to the Bank's incentive bonus program.

     The 13% ($14,000) increase in occupancy expenses and the 6% ($6,000) increase in furniture, fixtures, and equipment ("FFE") between the third quarters of 1996 and 1997 are primarily related to normal operations of the Bank and the additional branches of the Finance Company in the third quarter of 1997 as compared to the prior year.

     Included in the line item "other operating expenses", which increased $71,000 or 22% from the comparable quarter of 1996, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity increased 26% and accounted for $57,000 or 80% of the increase and, in addition to normal volume-related activity had increases in advertising due to several new deposit promotions and expenses for the check card product introduced in 1997.

     Also included in the line item "other operating expenses" is activity of the Finance Company which includes charges for credit reports, license fees, acquisition premium amortization, and office support. These items increased 11% between the third quarter of 1997 and 1996 in relation to the volume of activity, number of branches and number of customer accounts


INCOME  TAXES
     For the quarter ended September 30, 1997, the Company reported $244,000 in income tax expense, or an effective tax rate of 36%. This is compared to income tax expense of $202,000 for the same quarter of the prior year, or an effective tax rate of 38.6%. The reduction in the effective rate is primarily related to the increase in tax-free municipal investments in 1997 as compared to the prior year.


RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL
     The Company reported consolidated net income for the nine months ended September 30, 1997 of $1.2 million, compared to net income of $746,000 for the nine months ended September 30, 1996, or an improvement of approximately $425,000 or 57%. The increase in consolidated earnings for the 1997 period is primarily attributable to a $1.2 million or 29% increase in the Company's net interest income related to the higher level of earning assets in 1997 as compared to the prior year, combined with the increase in general level of interest rates during the period. The increase in net interest income was somewhat offset by increases in other operating expenses. The Company on a stand-alone basis recorded net income of $62,000 for the nine months ended September 30, 1997 related primarily to the interest income from an intercompany loan to its consumer finance subsidiary.

     Summit National Bank recorded net earnings of $1.14 million for the nine months ended September 30, 1997 which was an 64% increase from the first nine months of 1996 earnings of $698,000. The increase in net income for this subsidiary resulted primarily from a $869,000 (27%) increase in the Bank's net interest income which was directly related to a 23% higher level of average earning assets and a 16 basis point improvement in the net interest margin. This increase was offset somewhat by a reduction in other income due to a lower volume of activity in the nondeposit financial services area of the Bank during the first nine months of 1997 as compared to the prior year, and increases in other operating expenses.

     The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded net losses for both the first nine months of 1997 and 1996 of approximately $(35,000) and $(9,000), respectively. The higher level of outstanding loans for the 1997 period as compared to the 1996 period which generated a $278,000 or 39% increase in net interest income was offset primarily by increases in (1) the provision for loan losses and (2) other operating expenses resulting from the higher number of offices and employees in 1997 as compared to the same period of 1996.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the nine months ended September 30, 1997, the Company recorded consolidated net interest income of $5.2 million, a 29% increase from the net interest income of $4.0 million for the nine months ended September 30, 1996. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 27% and 23%, respectively, combined with the 11 basis point increase in the consolidated net interest margin for the period.

     For the nine months ended September 30, 1997 and 1996, the Company's consolidated net interest margin was 4.81% and 4.70%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is primarily related to the Bank's net interest margin which increased 16 basis points as a result of the higher average yield on loans and investments during the period related to the general rise in interest rates in 1997.


INTEREST  INCOME
     For the nine months ended September 30, 1997, the Company's earning assets averaged $144.2 million and had an average tax-equivalent yield of 9.12%. This compares to average earning assets of $113.6 million for the
first  nine  months  of  1996,  yielding  approximately  8.98%.    Thus,  the
significant contributor to the increase in interest income of $2.2 million or 28% between the nine months ended September 30, 1996 and 1997 is the increase in volume of earning assets of 27%, combined with the 14 basis point increase in average yield.

     Consolidated loans averaged approximately 76% of the Company's average earning assets. The majority of the Company's loans are tied to the prime rate (approximately 60% of the Bank's portfolio is at floating rates), which averaged 8.43% and 8.28% for the nine months ended September 30, 1997 and 1996, respectively. During the first nine months of 1997, the Bank's loans averaged $107.8 million, yielding an average of 9.12%, compared to $84.0 million, yielding an average of 8.17% for the first nine months of 1996. The increase in the average yield on the Bank's loans is primarily related the 14 basis point increase in the average prime lending between the two periods, combined with higher pricing on new loan originations. The increase in average yield of the Finance Company loans contributed to the higher consolidated average yield on loans which increased to 10.39% for the first nine months of 1997 compared to 10.01% for the first nine months of 1996. The higher level of average loans, combined with the increase in average rate, resulted in an increase in consolidated interest income on loans of $2.1 million or 33%.

     Investment securities averaged $19.8 million or 14% of average earning assets and yielded 6.40% (tax equivalent basis) during the first nine months of 1997, compared to average securities of $21.8 million yielding 6.02% for the nine months ended September 30, 1996. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased during the latter half of 1996 and into 1997 as well as the maturities of some investments at lower than current market yields. The 9% decrease in average securities (which was primarily related to maturities of the holding company's securities being reinvested in intercompany borrowings) was offset somewhat by the increase in average rate, and resulted in the decrease of interest income on securities of $59,000 or 6%.

INTEREST  EXPENSE
     The Company's interest expense for the nine months ended September 30, 1997 was $4.6 million. The increase of 27% from the comparable nine months in 1996 of $3.6 million was related to the 23% increase in average volume of interest-bearing liabilities, combined with the increase in average rate of 18 basis points. Interest-bearing liabilities averaged $118.2 million for the first nine months of 1997 with an average rate of 5.25%. This is compared to average interest-bearing liabilities of $95.9 million with an average rate of 5.07% for the nine months ended September 30, 1996. The increase in the average rate was the result of (1) the higher level of general interest rates in 1997 as compared to 1996 and (2) the increase in rates paid on money market deposit accounts and certificates of deposit in 1997 for promotions to increase deposits.

PROVISION  FOR  LOAN  LOSSES
     As previously discussed under the quarterly analysis, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for potential losses in the loan portfolio.

     Included in the net income for the nine months ended September 30, 1997 is a provision for loan losses of $256,000 compared to a provision of $313,000 for the first nine months of 1996. The decrease in the provision required is related to the lower net originations experienced by the Company during the first three quarters of 1997 as compared to the same period of 1996.

     At September 30, 1997, the consolidated allowance for loan losses was $1.7 million or 1.49% of total gross loans. This compares to an allowance of $1.5 million or 1.45% of gross loans at September 30, 1996. For the nine months ended September 30, 1997, the Company reported net charge-offs of $79,000, which is a result of the Finance Company net charge-offs of $118,000 (4.95% of average loans of the Finance Company) combined with the Bank's net recoveries for the first nine months of 1997 of ($39,000). This is compared to consolidated net charge-offs of $39,000 for the comparable nine months of 1996.

OTHER  INCOME  AND  EXPENSES
     Other income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $752,000 for the nine months ended September 30, 1997 compared to $743,000 for the first nine months of 1996, or an increase of 1%. Increases in Bank branch related income items were offset by reductions in nondeposit sale commission income during the first nine months of 1997 as compared to 1996.

     For the nine months ended September 30, 1997, total overhead expenses were $3.8 million which is an increase of 18% over the amount incurred for the nine months ended September 30, 1996 of $3.2 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $2.0 million for the nine months ended September 30, 1997 as compared to $1.7 million for the nine months ended September 30, 1996. The increase of $300,000 or 17% is a result of (1) normal annual raises; (2) additional accruals under the Bank's incentive bonus program; and (3) the Finance Company's operations which increased $189,000 or 43% related to the additional offices and between the first nine months of 1996 and 1997. The Finance Company's operations accounted for 63% of the increase in salaries and benefits for the first nine months of 1997 as compared to the prior year.

     The 19% ($56,000) increase in occupancy expenses and the 8% ($23,000) increase in furniture, fixtures, and equipment ("FFE") between the first nine months of 1996 and 1997 are primarily related to an $8,000 vault door repair at the Bank during the first nine months of 1997, and the additional branches of the Finance Company in the first nine months of 1997 as compared to the prior year. The Finance Company's activity accounted for 53% and 79%, respectively, of the above increases in occupancy and FFE.

     Included in the line item "other operating expenses", which increased $213,000 or 23% from the comparable nine months of 1996, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for $113,000 or 53% of the increase and, in addition to normal volume-related activity had increases in advertising due to several new deposit promotions;
expenses for the check card product introduced in 1997; and higher professional and outside service fees related to additional technology consulting engagements during 1997.

     Also included in the line item "other operating expenses" is activity of the Finance Company which includes charges for credit reports, license fees, acquisition premium amortization, and office support. These items increase in relation to the volume of activity, number of branches and number of customer accounts. The Finance Company added 3 new branches between September 1996 and 1997.

INCOME  TAXES
     For the nine months ended September 30, 1997, the Company reported $674,000 in income tax expense, or an effective tax rate of 36.5%. This is compared to income tax expense of $464,000 for the same nine months of the prior year, or an effective tax rate of 38%. The reduction in the effective rate is primarily related to the increase in tax-free municipal investments in 1997 as compared to the prior year.


LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. The Company's primary liquid assets accounted for 16% and 25% of average assets at September 30, 1997 and 1996, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include borrowing on a short-term basis from the Federal Home Loan Bank and Federal Reserve System, purchasing federal funds from other financial institutions, and increasing deposits by raising rates paid.

     The Company's core deposits consist of consumer non-jumbo (i.e. less than $100,000) time deposits, and consumer and commercial savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 66% and 65% of earning assets during the first nine months of 1997 and 1996, respectively. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000, which represented 21% of total deposits at both September 30, 1997 and 1996, are held primarily by customers in the Company's service area who have dealt with the Company for an extended period
of  time.    The  Company  has  no  brokered  deposits.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has $1.3 million in available liquidity remaining from its initial public offering and the retention of earnings. All of this liquidity was advanced to the Finance Company to fund its operations as of September 30, 1997. In addition, Summit Financial has available lines of credit totaling $3 million with unaffiliated financial institutions, of which all was available at September 30, 1997. Further sources of liquidity for Summit Financial include management fees and debt service which are paid by its subsidiary on a monthly basis and unsecured borrowings from unaffiliated individuals.

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


CAPITAL  RESOURCES
     To date, the capital needs of the Company have been met through the retention of net income and from the proceeds of its initial offering of common stock. The Company believes that the rate of asset growth will not negatively impact the capital base. Total equity at September 30, 1997 was $12.9 million. The Company has no commitments or immediate plans for any significant capital expenditures outside the normal course of business. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of September 30, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At September 30, 1997 and 1996, the Company and the Bank are both categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at September 30, 1997 as well as the minimum calculated amounts for each regulatory defined category.






                                           FOR CAPITAL ADEQUACY       TO BE CATEGORIZED
                                  ACTUAL         PURPOSES            "WELL CAPITALIZED"
                                  -------  ----------------------   ----------------------

                         ACTUAL    RATIO      AMOUNT       RATIO    AMOUNT       RATIO
                         -------  -------  ------------  ---------  -------  -------------

Total Qualifying
 Capital to Risk-
Weighted Assets:
Company
                         $14,400   11.79%  $      9,771      8.00%  $12,214         10.00%
Bank
                         $12,845   10.75%  $      9,563      8.00%  $11,954         10.00%

Tier 1 Capital to Risk-
Weighted Assets:
Company
                         $12,873   10.54%  $      4,886      4.00%  $ 7,329          6.00%
Bank
                         $11,356    9.50%  $      4,781      4.00%  $ 7,172          6.00%

Tier 1 Capital to
 Average Assets
Company
                         $12,873    8.85%  $      5,818      4.00%  $ 7,273          5.00%
Bank
                         $11,356    7.95%  $      5,716      4.00%  $ 7,146          5.00%





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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purposes financial statements. Under this statement, enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of the statement. The Company will adopt Statement 130 effective March 31, 1998 and will provide the required disclosures in the Company's Form 10-Q.

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

     SUMMIT  FINANCIAL  CORPORATION


Dated:  November 10, 1997                     /s/  J.  Randolph  Potter
                                              -------------------------
                                              J. Randolph Potter, President
                                                 and Chief Executive Officer


Dated:  November 10,  1997                     /s/  Blaise  B.  Bettendorf
                                               ---------------------------
                                                Blaise B. Bettendorf, Senior
                                                 Vice President and Chief
                                                      Financial Officer