Form 10-K
period 1997-12-31
SUMMIT FINANCIAL CORP
filed 1998-03-30
CIK 856223

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         Commission File No. 000-19235

                         SUMMIT FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

   SOUTH  CAROLINA                                                  57-0892056
(State  or  other  jurisdiction                                        (I.R.S.
   of incorporation or                                              Employer
   organiztion)                                                  Identification
                                                                          No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES      X          NO
       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this  Form  10-K.                    X
                                  -------

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant computed by reference to the closing price of such stock as quoted on the NASDAQ National Market, as of February 28, 1998 was approximately $20.3 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As  of  February  28,  1998,  there  were 1,441,510 shares of the Registrant's
Common  Stock,  $1.00  par  value,  outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Definitive Proxy Statement for 1998 Annual Meeting of Shareholders is incorporated by reference in Part III.

                                    PART I


NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS
     Summit Financial Corporation's ("the Company") Annual Report on Form 10K, specifically certain of the statements set forth under "Item 1 - Business", "Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations", "Item 7A - Quantitative and Qualitative Disclosures about Market Risk", and elsewhere in this Form 10K, and the documents incorporated herein by reference, contains forward-looking statements, identified as such for purposes of the safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "estimates", or variations of such words and similar expressions, are intended to identify such forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment; (2) changes in the financial industry regulatory environment;
(3) changes in the economy in areas served by the Company and its subsidiaries; (4) the impact of competition; (5) the management of the Company's operations; (6) changes in the market interest rate environment and/or the Federal Reserve's monetary policies; (7) loan prepayments and deposit decay rates; and (8) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the SEC. The
Company  disclaims  any  obligation  to update any forward-looking statements.


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

     The Bank targets individuals and small-to-medium-sized businesses in the Upstate of South Carolina that require a full range of quality banking services typically provided by the larger regional banking concerns, but who prefer the personalized service offered by a locally-based institution. The Bank currently has its headquarters and two full-service branch locations in Greenville, South Carolina. Summit provides a full range of deposit services that are typically available in most banks and savings and loan associations including checking accounts, NOW accounts, individual retirement accounts, savings and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit. Deposits of the Bank are insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"). The Company has no material concentration of deposits from any single customer or group of customers. Other services which the Bank offers include safe deposit boxes, bank money orders, wire transfer facilities, and various cash management and electronic banking programs. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to provide a full range of nondeposit investment products including annuities and mutual funds, full and discount brokerage services, and financial management services.

     The Bank also offers a full range of short-to-intermediate-term, secured and unsecured commercial and personal loans for business, agriculture, real estate, home improvement and automobiles, credit cards, letters of credit, personal investments and home equity lines of credit. It is the Bank's intent to originate quality, profitable loans which will benefit the area's economy, provide a reasonable return to our shareholders, and promote the growth of the Bank. Management strives to maintain quality in the loan portfolio and to accept only those credit risks which meet the Bank's underwriting standards. No significant portion of the Company's loan portfolio is concentrated within a single industry or group of related industries.

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

     With the exception of the loans acquired to expand Freedom's branch network, the Company has pursued a strategy of growth through internal expansion since its inception. At December 31, 1997, the Company had total assets of $160.3 million, total deposits of $140.9 million, net loans of $117.0 million and shareholders' equity of $13.4 million. This compares with total assets of $134.2 million, total deposits of $117.8 million, net loans of $101.2 million and shareholders' equity of $11.6 million at December 31, 1996.

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

TERRITORY  SERVED  AND  COMPETITION
     THE BANK: Summit National Bank and its subsidiary, Summit Investment Services, Inc., are located in Greenville, South Carolina. The extended market area encompasses Greenville County, with the principal market area being the urban areas of Greenville County. Greenville, South Carolina is located in the fast growing Interstate-85 corridor between Charlotte, North Carolina and Atlanta, Georgia. The economy of Greenville is primarily industrial in nature and the area is considered one of the Southeast's leading manufacturing centers.

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

     Many of the competitor banks in the Bank's market area are subsidiaries of bank holding companies which own banks in other southeastern states. In the conduct of certain areas of business, the Bank may also compete with savings and loan associations, credit unions, insurance companies, securities firms, leasing companies and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. The Bank may also compete with out-of-state financial institutions which operate loan production offices, originate mortgages, accept money market deposits, and provide other financial services. The Bank's investment subsidiary competes with larger brokerage houses and financial planners, discount brokers and internet brokerage service providers.

     Many of these competitors have substantially greater resources and lending abilities due to their size than the Bank or its subsidiary have and these competitors may offer services, such as international banking and trust services, that the Bank is not currently providing. Moreover, most of the competitors have multiple branch networks located throughout the extended market area, while the Bank currently has only two locations, which could be a competitive disadvantage. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations, but concentrates its efforts on small and medium-sized businesses and individuals. The Company believes that the Bank is able to compete effectively in this market segment by offering competitive pricing of services and quality, experience and personal treatment in the execution of services.

     The Bank and its subsidiary are not dependent upon a single or a very few customers, the loss of which would have a material adverse effect.

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

EMPLOYEES
     As of December 31, 1997, the Company employed a total of two executive officers. Additionally, the Company and its subsidiaries employed 67 full-time employees. Management considers its relations with its employees to be good.

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

     In July 1996, South Carolina enacted the South Carolina Banking and Branching Efficiency Act (the "Act") which provides that, except as otherwise expressly permitted by federal law and in limited circumstances specified in the Act, a company may not acquire a South Carolina bank holding company (as defined in the Act) or a bank chartered under the laws of South Carolina unless the company obtains prior approval for the State Board of Financial Institutions (the "State Board"). The company proposing to make the acquisition must file with the State Board a notice or application that the company filed with the responsible federal bank supervisory agency and pay the fee, if any, prescribed by the State Board. In addition, the company must publish prior notice of the application once in a daily newspaper of general circulation in South Carolina and provide an opportunity for public comment. If the company proposing to make the acquisition is an out-of-state bank holding company, it must qualify to do business in South Carolina or appoint an agent for service of process in South Carolina. The Act also provides that approval of the State Board must be obtained before an interstate bank merger involving a South Carolina bank may be consummated.

     The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") has increased the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Act, with the approval of the Board of Governors of the Federal Reserve System, and subject to nationwide and statewide concentration limits, the Company and any other bank holding company located in South Carolina may acquire a bank located in any other state and a bank holding company located outside of South Carolina may acquire any South Carolina-based bank, provided the acquirer is adequately capitalized and adequately managed, as defined in the Riegle-Neal Act.

     The Company is an "affiliate" of the Bank within the meaning of the Federal Reserve Act, which imposes restrictions on loans by the Bank to the Company, on investments by the Bank in the stock or securities of the Company, and on the use of such stock or securities as collateral for loans by the Bank to any borrower. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which includes extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally,
Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable and adequate collateral, as defined in the regulation. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

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

     The Comptroller also administers a number of federal statutes which apply to national banks such as the Depository Institution Management Interlocks Act, the International Lending Supervision Act of 1983 and the Community Reinvestment Act of 1977 ("CRA"). CRA requires that, in connection with their examinations of financial institutions, the Comptroller shall evaluate the record of the Bank in meeting the credit needs of the local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the Bank. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch facility. The federal banking agencies, including the Comptroller, issued a new joint rule which became effective for the Bank in 1997 related to evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the Comptroller assesses the CRA performance of a bank by applying lending, investment, and service tests. The Comptroller assigns a rating to a bank based on the bank's performance under the tests. To evaluate compliance with the lending, investment and service tests, subject to certain exceptions, banks will be required to collect and report to the Comptroller extensive demographic and loan data. Summit National Bank received a satisfactory rating in its most recent CRA examination.

     The Bank is also a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semiannual statutory assessment and is subject to the rules and regulations of the FDIC. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United Stated Department of the Treasury. The FDIC has broad authority to prohibit Summit National Bank from engaging in unsafe or unsound banking practices and may remove or suspend officers or directors of a bank to protect its soundness. The FDIC requires insured banks to maintain specified levels of capital, maintain certain security devices and procedures and to file quarterly reports and other information regarding its operations.

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

     FDICIA, which became effective December 19, 1991, contains broad powers for federal banking regulators to take certain enforcement actions against problem institutions as well as imposing significant restrictions on undercapitalized financial institutions, including establishing a capital-based supervisory system for prompt corrective action ("PCA"). Under the PCA provisions, regulatory agencies can require submission and funding of a capital restoration plan by an undercapitalized institution, place limits on its activities, require the raising of additional capital, and can ultimately require the appointment of a conservator or receivor of the institution if deemed necessary and prudent by the regulatory agency.

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

     Interest and certain other charges collected or contracted for by the Bank is subject to state usury laws and certain federal laws concerning interest rates. The Bank's operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; CRA requiring financial institutions to meet their obligations to provide for the total credit needs of the community; the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public to determine whether it is fulfilling its obligation to meet the housing needs of the community it serves; the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978 governing the use and provisions of information to credit reporting agencies; the Fair Debt Collection Act governing the manner in which consumer debts may be collected; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

     Effective January 1, 1996, South Carolina Senate Bill 602 imposed new regulations related to additional reporting requirements, limits on loan renewals, elimination of nonrefundable charges on loans exceeding $150, adjustment of credit life insurance rates, and certain adjustments in interest rates on loans in excess of $150. Senate Bill 602 also includes a provision for mandatory reviews of the effect of the new regulations.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 1997 and 1996, the Company and the Bank are both categorized as "well capitalized"
under  the  regulatory  framework  for  prompt  corrective  action.    To  be
categorized as "well capitalized", the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios at December 31, 1997 and 1996 as well as the minimum calculated amounts for each regulatory defined category are included in this report under Part II, Item 8. "Financial Statements and Supplemental Data" as Note 16 to the Notes to Consolidated Financial Statements.

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

DIVIDENDS
     The holders of the Company's common stock are entitled to receive cash dividends when and if declared by the Board of Directors out of the funds legally available therefor. The Company is a legal entity separate and distinct from its subsidiaries and depends in large part for its income available to distribute to shareholders on the payment of cash dividends from its subsidiaries. While the Company is not presently subject to any regulatory restrictions on dividends, the Bank is subject to such regulatory cash dividend restrictions.

     Specifically, approval of the Comptroller of the Currency will be required for any cash dividend to be paid to the Company by the Bank if the total of all cash dividends, including any proposed cash dividend, declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Additionally, the National Bank Act provides that a national bank cannot pay cash dividends or other distributions to shareholders out of any portion of its common stock or preferred stock accounts and that a bank shall pay no cash dividend in an amount greater than its net profits then on hand, after deduction of its losses and bad debts. As of December 31, 1997, no cash dividends have been declared or paid by the Bank. At December 31, 1997, the Bank had available retained earnings of $3.3 million.

     The Company has issued stock distributions to its shareholders. On November 17, 1997, the Board of Directors approved the Company's sixth 5% stock distribution which was issued on December 30, 1997 to shareholders of record as of December 15, 1997. This distribution resulted in the issuance of 68,296 shares of the Company's $1.00 par value common stock.

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

NET  INTEREST  INCOME  ANALYSIS
-------------------------------
     Net interest income, the difference between the interest earned on assets and the interest paid for liabilities used to support those assets, is the principal source of the Company's operating income. Net interest income was $7.0 million, $5.6 million, and $4.0 million for 1997, 1996, and 1995, respectively. The Company's average interest rate spread, the difference between the average interest rate earned on interest-earning assets and the average interest paid on interest-bearing liabilities, has increased in recent years because of the Company's balance sheet structure and the increases in rates on interest-earning assets. The increase in net interest income in 1997 is directly related to the increase in the average loan and deposit volume of the Bank of 25% and 24%, respectively. Net interest income increased in 1996 also related to the higher average loan and deposit volume of the Bank which was up from 1995 by 33% and 32%, respectively.

     For the year ended December 31, 1997, the Company's net interest margin was 4.94%, compared to 4.81% in 1996 and 4.41% for 1995. The net interest margin is calculated as net interest income divided by average earning assets. The increase in 1997 is primarily related to the general rising rate environment experienced as the prime rate increased from 8.25% to 8.50% in March 1997. Although the prime rate dropped during 1995 and into 1996, the increase in the net interest margin between 1995 and 1996 was primarily related to the contribution of the higher level of Finance Company loans and increases in Freedom's margin during 1996.

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

     The following table presents the average balances, the average yield and the interest income earned on interest-earning assets, and the average rate and the interest paid or accrued on interest-bearing liabilities of the Company for the last three years. Also presented is the average yields and rates for interest-earning assets and interest-bearing liabilities at December 31, 1997. Tabular presentation of all average statistical data is based on daily averages.






                                    AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
                                                  (DOLLARS IN THOUSANDS)


                                                        1997      1997     1997      1996     1996      1996     1995
                                            Average    -----    --------   -----     -----   --------   -----    -----
                                          Yield/Rate   Average   Income/   Yield/   Average   Income/   Yield/   Average
                                           12/31/97    Balance   Expense    Rate    Balance   Expense    Rate    Balance
                                          -----------  -------   --------  ------   --------  --------  ------   -------
ASSETS
Earning Assets:
Loans (net of unearned income) . . . . .       10.30%  $110,812  $ 11,491   10.37%  $ 88,481  $  8,924   10.04%  $ 66,451
  (1)
Investment securities (taxable). . . . .        6.35%    18,597     1,173    6.31%    20,641     1,241    6.01%    17,212
Investment securities. . . . . . . . . .        7.11%     2,705       135    7.56%       589        29    7.08%         -
 (non-taxable) (2)
Investment in stock (3). . . . . . . . .        6.07%       685        45    6.57%       600        39    6.47%       510
Federal funds sold . . . . . . . . . . .        5.55%     7,542       410    5.44%     3,834       207    5.41%     3,787
Interest-bearing deposits with . . . . .        5.66%     2,220       127    5.72%     1,892       107    5.64%     2,158
 banks                                    -----------   -------  --------  -------   -------  --------  -------   -------
     Total earning assets. . . . . . . .        9.41%   142,561  $ 13,381    9.43%   116,037  $ 10,547    9.05%    90,118
                                          ===========            ========  =======            ========  =======
Non-earning assets                                        7,101                        5,960                        5,168
                                                       --------                     --------                     --------
     Total average assets                              $149,662                     $121,997                     $ 95,286
                                                       ========                     ========                     ========
LIABILITIES & SHARE-
HOLDERS' EQUITY
Liabilities:
Interest-bearing deposits:
  Interest checking. . . . . . . . . . .        2.32%  $  6,793  $    171    2.52%  $  5,383  $    118    2.19%  $  4,148
  Savings. . . . . . . . . . . . . . . .        2.82%     1,532        43    2.81%     1,635        47    2.86%     1,535
  Money market accounts. . . . . . . . .        4.76%    31,873     1,451    4.55%    23,843       987    4.14%    18,338
  Time deposits > $100M. . . . . . . . .        5.85%    27,872     1,616    5.80%    22,566     1,279    5.67%    16,795
  Other time deposits. . . . . . . . . .        5.91%    48,958     2,859    5.84%    40,673     2,322    5.71%    29,939
                                          -----------  --------  --------  -------  --------  --------  -------  --------
     Total interest-bearing deposits . .        5.34%   117,028     6,140    5.25%    94,100     4,753    5.05%    70,754
Securities sold under repurchase . . . .        5.42%       789        42    5.38%     1,398        73    5.20%       916
  agreements and federal funds
   purchased
Other borrowings . . . . . . . . . . . .        6.69%     3,383       222    6.53%     2,041       138    6.78%     2,000
                                          -----------  --------  --------  -------  --------  --------  -------  --------
     Total interest-bearing liabilities.        5.37%   121,200  $  6,404    5.28%    97,539  $  4,964    5.09%    73,670
                                          ===========            ========  =======            ========  =======
Non-interest bearing liabilities:
  Non-interest bearing deposits                          14,222                       12,263                        9,916
  Other non-interest bearing                              1,740                        1,148                        1,414
liabilities                                            --------                     --------                     --------
     Total liabilities                                  137,162                      110,950                       85,000
Shareholders' equity                                     12,500                       11,047                       10,286
                                                       --------                     --------                     --------
     Total average liabilities                         $149,662                     $121,997                     $ 95,286
 and equity                                            ========                     ========                     ========
Net interest margin (4)                                          $  6,977    4.94%            $  5,583    4.81%
                                                                 ========  =======            ========  =======
Interest rate spread (5)                                                     4.15%                        3.96%
                                                                           =======                      =======


                                            1995      1995
                                          --------   -----
                                          Income/    Yield/
                                          Expense     Rate
                                          --------   ------
ASSETS
Earning Assets:
Loans (net of unearned income) . . . . .  $  6,410    9.64%
  (1)
Investment securities (taxable). . . . .       953    5.54%
Investment securities. . . . . . . . . .         -       -
 (non-taxable) (2)
Investment in stock (3). . . . . . . . .        32    6.33%
Federal funds sold . . . . . . . . . . .       219    5.77%
Interest-bearing deposits with . . . . .       122    5.64%
 banks                                    --------  -------
     Total earning assets. . . . . . . .  $  7,736    8.58%
                                          ========  =======
Non-earning assets

     Total average assets

LIABILITIES & SHARE-
HOLDERS' EQUITY
Liabilities:
Interest-bearing deposits:
  Interest checking. . . . . . . . . . .  $    103    2.48%
  Savings. . . . . . . . . . . . . . . .        48    3.12%
  Money market accounts. . . . . . . . .       751    4.09%
  Time deposits > $100M. . . . . . . . .       987    5.88%
  Other time deposits. . . . . . . . . .     1,686    5.63%
                                          --------  -------
     Total interest-bearing deposits . .     3,575    5.05%
Securities sold under repurchase . . . .        53    5.79%
  agreements and federal funds
   purchased
Other borrowings . . . . . . . . . . . .       132    6.59%
                                          --------  -------
     Total interest-bearing liabilities.  $  3,760    5.10%
                                          ========  =======
Non-interest bearing liabilities:
  Non-interest bearing deposits
  Other non-interest bearing
liabilities
     Total liabilities
Shareholders' equity

     Total average liabilities
 and equity
Net interest margin (4). . . . . . . . .  $  3,976    4.41%
                                          ========  =======
Interest rate spread (5)                              3.48%
                                                    =======

(1)    -   Includes  loans  on  nonaccrual  status.
(2)  -     Yields on nontaxable investment securities have been adjusted to a tax equivalent basis assuming a 34% Federal
tax  rate.
(3)    -   Includes  investments  in  stock  of  Federal Reserve Bank, Federal Home
Loan Bank, and other equities.
(4)    -   Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(5)    -   Interest rate spread is the difference between the average yield on interest-earning assets and the average
rate  on  interest-bearing  liabilities.


ANALYSIS  OF  CHANGES  IN  INTEREST  DIFFERENTIAL
 -------------------------------------------------
     Net interest income ("NII") is affected by changes in the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. The following table sets forth the dollar amount of increase in interest income and interest expense resulting from changes in the volume of interest-earning assets and interest-bearing liabilities and from changes in yields and rates. For the purposes of this table, changes which are not solely attributable to volume or rate have been attributed to rate.


                                       VOLUME AND RATE VARIANCE ANALYSIS
                                            (DOLLARS IN THOUSANDS)


                                                        1996 - 1997                      1995 - 1996
                                              -----------------------------      ---------------------------

                                                 Change               Total       Change               Total
                                               Related to             Change    Related to             Change
                                                                      in NII                           in NII
                                                 Volume       Rate                Volume       Rate
                                              -------------  ------  --------  -------------  ------  --------
Earning assets:
Loans (net of unearned income) . . . . . . .  $      2,242   $ 325   $ 2,567   $      2,075   $ 439   $ 2,514
Investment securities (taxable). . . . . . .          (122)     54       (68)           190      98       288
Investment securities (non-taxable). . . . .           149     (43)      106             29       -        29
Investment in stock. . . . . . . . . . . . .             5       1         6              6       1         7
Federal funds sold . . . . . . . . . . . . .           200       3       203              3     (15)      (12)
Interest-bearing deposits with banks . . . .            18       2        20            (15)      -       (15)
                                              -------------  ------  --------  -------------  ------  --------
Total interest income. . . . . . . . . . . .         2,492     342     2,834          2,288     523     2,811
                                              -------------  ------  --------  -------------  ------  --------
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking. . . . . . . . . . . . . .            31      22        53             31     (16)       15
Savings. . . . . . . . . . . . . . . . . . .            (3)     (1)       (4)             3      (4)       (1)
Money market accounts. . . . . . . . . . . .           332     132       464            225      11       236
Time deposits > $100M. . . . . . . . . . . .           300      37       337            339     (47)      292
Other time deposits. . . . . . . . . . . . .           473      64       537            604      32       636
                                              -------------  ------  --------  -------------  ------  --------
Total interest-bearing deposits. . . . . . .         1,133     254     1,387          1,202     (24)    1,178
Securities sold under repurchase agreements.           (32)      1       (31)            28      (8)       20
  and federal funds purchased
Other borrowed funds . . . . . . . . . . . .            91      (7)       84              3       3         6
                                              -------------  ------  --------  -------------  ------  --------
Total interest expense . . . . . . . . . . .         1,192     248     1,440          1,233     (29)    1,204
                                              -------------  ------  --------  -------------  ------  --------
Net interest differential. . . . . . . . . .  $      1,300   $  94   $ 1,394   $      1,055   $ 552   $ 1,607
                                              =============  ======  ========  =============  ======  ========



INTEREST  RATE  SENSITIVITY  ANALYSIS
-------------------------------------
     An important aspect of achieving satisfactory levels of net income is the management of the composition and maturities of rate sensitive assets and liabilities in order to optimize net interest income as interest rates earned on assets and paid on liabilities fluctuate from time to time. The interest sensitivity gap (the "gap") is the difference between total interest sensitive assets and liabilities in a given time period. The gap provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.

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

     At December 31, 1997, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position at the end of 1997 of $19.2 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that 64% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     An asset sensitive position means that the Company's assets reprice faster than the liabilities, resulting in increases in the net interest income during periods of rising rates and decreases in net interest income when market rates decline. Interest rates dropped starting in July 1995 and into 1996, and the Bank's net interest margin did decline in 1996 as the yield on loans which are tied to the prime rate dropped immediately, while the majority of liabilities did not reprice until their fixed maturity dates. However, the Company's overall interest margin increased in 1996 due to the fixed rate loans of the Finance Company offsetting the decline at the Bank. In 1997, the market experienced an increase in the prime rate which was apparent in the higher net interest margin the Company reported in 1997 as compared to the prior year.

     The following table presents a measure, in a number of time frames, the interest sensitivity gap by subtracting interest-sensitive liabilities from interest-sensitive assets.


                              INTEREST SENSITIVITY ANALYSIS
                                 (DOLLARS IN THOUSANDS)

                                                As of December 31, 1997
                                        Assets and Liabilities Repricing Within
                                       -----------------------------------------
                                       3 Months    4 to 12    1 to 5   Over 5    Total
                                        or Less     Months     Years    Years
                                       ---------  ----------  -------  -------  -------
Interest-earning assets:
Loans (net of unearned income). . . .  $  77,134  $   5,752   $33,549  $ 2,320  $118,755
Investments  (1). . . . . . . . . . .      2,906      4,207     9,079   12,729    28,921
Federal funds sold. . . . . . . . . .      2,920          -         -        -     2,920
Interest-bearing deposits with banks.        704                    -        -       704
                                       ---------   ---------  -------  -------  --------
   Total. . . . . . . . . . . . . . .     83,664      9,959    42,628   15,049   151,300
                                       ---------  ----------  -------  -------  --------
Interest-bearing liabilities:
Demand deposits  (2). . . . . . . . .     43,604          -         -        -    43,604
Time deposits > $100M . . . . . . . .     16,178     10,970     2,347        -    29,495
Other time deposits . . . . . . . . .     14,857     23,389    11,904        -    50,150
Other interest-bearing liabilities. .      3,803          -         -        -     3,803
                                       ---------  ----------  -------  -------  --------
   Total. . . . . . . . . . . . . . .     78,442     34,359    14,251        -   127,052
                                       ---------  ----------  -------  -------  --------
Period interest-sensitivity gap . . .  $   5,222   ($24,400)  $28,377  $15,049  $ 24,248
                                       =========  ==========  =======  =======  ========
Cumulative interest-sensitivity gap .  $   5,222   ($19,178)  $ 9,199  $24,248
                                       =========  ==========  =======  =======

(1)    -  Presented  at  market  value  as  all  investment securities are classified as
"available  for sale".  Includes the Bank's investment in stock of Federal Reserve Bank,
Federal  Home  Loan  Bank,  and  other  equities.
     (2)    -    Includes interest-bearing checking accounts, money market accounts, and regular  savings  accounts.


     At December 31, 1997, approximately 62% of the Company's interest-earning assets reprice or mature within one year, as compared to approximately 89% of the interest-bearing liabilities.

     Asset-liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset-liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive
assets  and  liabilities.    The  Bank  has  established  an  Asset-Liability
Management Committee which uses a variety of tools to analyze interest rate sensitivity, including a static gap presentation and a simulation model. A "static gap" presentation (as in the above table) reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely-used measure of interest sensitivity, it is not, in management's opinion, a true indicator of a company's sensitivity position. It presents a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of savings and core time deposits may contractually change within a relatively short time frame, but those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, a liability sensitive gap position is not as indicative of a company's true interest sensitivity as would be the case for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income would also be impacted by other significant factors in a given interest rate environment, including the spread between the prime rate and the incremental borrowing cost and the volume and mix of earning asset growth. Accordingly, the Bank uses a simulation model, among other techniques, to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated as necessary throughout the year in order to maintain a current forecast as assumptions change. The forecast presents information over a 12 month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 basis points. According to the model, the Company is presently positioned so that net interest income will increase slightly if interest rates rise in the near term and will decrease slightly if interest rates decline in the near term.

SECURITIES
----------
     The Company maintains a portfolio of investment securities consisting primarily of U.S. Treasury securities, U.S. government agencies,
mortgage-backed  securities,  and  municipal  securities.    The  investment
portfolio is designed to enhance liquidity while providing acceptable rates of return. The following table sets forth the carrying value of the investment securities of the Company at December 31, 1997, 1996, and 1995. There were no investments categorized as "held to maturity"as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".




                           SECURITY PORTFOLIO COMPOSITION
                               (DOLLARS IN THOUSANDS)


                                                    1997     1996     1995
                                                   -------  -------  -------
     Available for Sale, at market value:
          U.S. Treasury . . . . . . . . . . . . .  $ 2,750  $ 5,494  $ 5,772
          Obligations of U.S. government agencies   11,104    8,647   11,965
          Mortgage-backed securities. . . . . . .    7,251    3,746    1,977
          Municipal securities. . . . . . . . . .    7,108      624      371
                                                   -------  -------  -------
                                                   $28,213  $18,511  $20,085
                                                   =======  =======  =======



     The following table indicates the carrying value of each investment security category by maturity as of December 31, 1997. The weighted average yield for each range of maturities at December 31, 1997 is also shown. All securities are classified as "Available for Sale" as defined in SFAS No. 115.


                                              SECURITY PORTFOLIO MATURITY SCHEDULE
                                                     (DOLLARS IN THOUSANDS)


                             Within 1               After 1,                After 5,               After 10               Total
                               Year                and Within              and Within                Years               -------
                             --------                5 Years                10 Years               ---------
                                                   -----------             -----------
                              Market    Weighted     Market     Weighted     Market     Weighted    Market    Weighted   Market
                               Value     Average      Value      Average      Value      Average     Value     Average    Value
                                          Yield                   Yield                   Yield                 Yield
                             ---------  ---------  -----------  ---------  ----------- ---------   --------- ---------   -------
U. S. Treasury. . . . . . .  $   1,502      5.87%  $     1,248      5.64%            -         -           -         -   $ 2,750
U. S. Government agencies .      1,249      5.54%        6,063      6.43%  $     3,792      6.62%          -         -    11,104
Mortgage-backed securities.          -         -         1,754      6.23%          761      6.63%  $   4,736      6.69%    7,251
Municipal securities (1). .          -         -             -         -   $     1,731      7.14%      5,377      7.38%    7,108
                             ---------  ---------  -----------  ---------  -----------  ---------  ---------  ---------  -------
     Total. . . . . . . . .  $   2,751      5.72%  $     9,065      6.29%  $     6,284      6.76%  $  10,113      7.06%  $28,213
                             =========  =========  ===========  =========  ===========  =========  =========  =========  =======






                             Weighted
                              Average
                               Yield
                             ---------
U. S. Treasury. . . . . . .      5.77%
U. S. Government agencies .      6.40%
Mortgage-backed securities.      6.57%
Municipal securities (1). .      7.32%
                             ---------
     Total. . . . . . . . .      6.62%
                             =========

(1)  -  Yields have been adjusted to a tax equivalent basis assuming a 34% Federal tax rate.


       The weighted average yields shown in the previous table are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 1997, the market value of the Company's security portfolio was $28.2 million compared to its amortized cost of $28.1 million. At year end, the average maturity of the security portfolio was 5.6 years, the average duration of the portfolio was 3.9 years, and the average adjusted tax equivalent yield on the portfolio for the year ended December 31, 1997 was 6.47%. Certain securities contain call provisions which could decrease their anticipated maturity. Certain securities also contain rate adjustment provisions which could either increase or decrease their yields.

     Decisions involving securities are based upon management's expectations of interest rate movements, overall market conditions, the composition and structure of the balance sheet, and computer-based simulations of the financial impacts of alternative rate/maturity scenarios. The Company does not purchase or hold securities for trading purposes. However, securities may be sold prior to their maturity as all securities in the Bank's portfolio at December 31, 1997 were classified as "available for sale" and recorded on the Company's balance sheet at market value.


LOANS
-----
     The loan portfolio is the Company's principal earning asset. Management believes that the loan portfolio is adequately diversified. The following table shows the composition of the loan portfolio at December 31, 1997, 1996, and 1995.

                          LOAN PORTFOLIO COMPOSITION
                            (DOLLARS IN THOUSANDS)


                                            1997       1996       1995
                                          ---------  ---------  --------
Commercial and industrial. . . . . . . .  $ 25,313   $ 21,775   $14,898
Real estate - commercial . . . . . . . .    41,172     33,475    26,889
Real estate - residential. . . . . . . .    37,683     33,140    21,482
Construction . . . . . . . . . . . . . .     3,685      4,518     4,909
Installment and other consumer loans . .     7,819      7,031     5,702
Consumer finance, net of unearned income     2,792      2,526     1,621
Other loans, including overdrafts. . . .       291        227       211
                                          ---------  ---------  --------
                                           118,755    102,692    75,712
Less - Allowance for loan losses . . . .    (1,728)    (1,487)   (1,068)
                                          ---------  ---------  --------
Net loans. . . . . . . . . . . . . . . .  $117,027   $101,205   $74,644
                                          =========  =========  ========



     The Company's real estate loans are primarily owner-occupied commercial facilities and other loans secured by both commercial and residential real estate located within the Company's primary market area. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. Commercial loans are spread through a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. These loans may be made on either a secured or unsecured basis. When taken, collateral consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At December 31, 1997, the Company had no foreign loans.

     A significant portion of the installment and other consumer loans are secured by automobiles and other personal assets. Consumer finance loans are those originated by the Company's consumer finance subsidiary, Freedom Finance, Inc. These loans generally carry a higher risk of nonpayment than do the other categories of loans, but the increased risk is substantially off-set by the smaller amounts of such loans and the higher rates charged thereon, as well as a higher allocation of the allowance for loan losses related to Freedom's loan portfolio.

LOAN  MATURITY  AND  INTEREST  SENSITIVITY
------------------------------------------
     The following table shows the maturity distribution and interest sensitivity of the Company's loan portfolio at December 31, 1997.


                         LOAN PORTFOLIO MATURITY SCHEDULE
                              (DOLLARS IN THOUSANDS)


                                           1 Year    Over 1,      Over     Total
                                          or Less   Less Than   5 Years    -----
                                          -------    5 Years    -------
                                                    ----------
MATURITY DISTRIBUTION:
Commercial and industrial. . . . . . . .  $ 12,399  $   12,180  $    734  $ 25,313
Real estate - commercial . . . . . . . .     3,999      34,384     2,789    41,172
Real estate - residential. . . . . . . .    11,614      18,616     7,453    37,683
Construction . . . . . . . . . . . . . .       667       2,988        30     3,685
Installment and other consumer loans . .     2,851       4,802       166     7,819
Consumer finance, net of unearned income     2,792           -         -     2,792
Other loans, including overdrafts. . . .       291           -         -       291
                                          --------  ----------  --------  --------
Total. . . . . . . . . . . . . . . . . .  $ 34,613  $   72,970  $ 11,172  $118,755
                                          ========  ==========  ========  ========

INTEREST SENSITIVITY:
Total of loans with:
Predetermined interest rates . . . . . .  $  9,010  $   33,537  $  2,329  $ 44,876
Floating interest rates. . . . . . . . .    25,603      39,433     8,843    73,879
                                          --------  ----------  --------  --------
Total. . . . . . . . . . . . . . . . . .  $ 34,613  $   72,970  $ 11,172  $118,755
                                          ========  ==========  ========  ========



NONPERFORMING  ASSETS  AND  POTENTIAL  PROBLEM  LOANS
 -----------------------------------------------------
     The Company's nonperforming assets consist of loans on nonaccrual basis, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned ("OREO"). Generally, loans of the Bank are placed on nonaccrual status when loans become 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. Payments of interest on loans which are classified as nonaccrual are recognized as income when received. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible.

     At December 31, 1997 and 1996, the Bank held no other real estate owned acquired in partial or total satisfaction of problem loans. There were no loans on nonaccrual at December 31, 1997. Loans on nonaccrual at December 31, 1996 totaled $110,000 or .10% of outstanding loans. The nonaccrual loan at December 31, 1996 was considered impaired under the definitions of Statement of Financial Accounting Standards No. 114. The related impairment allowance at the end of 1996 was zero. There were no impaired loans at December 31, 1997. Assuming the nonaccrual loan performed in accordance with its original terms, additional interest income for 1996 would have been approximately $1,800. Loans past due 90 days and greater totaled $82,000 or 0.07% of gross loans at December 31, 1997 compared to $200,000 or .19% of gross loans at December 31, 1996.

     Management maintains a list of potential problem loans which includes nonaccrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by external audits or regulatory examinations) as "substandard", "doubtful", or "loss". A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at December 31, 1997 determined to be potential problem loans was $1.0 million or 0.9% of the loan portfolio at year end, compared to $212,000 or 0.2% of the loan portfolio at December 31, 1996. The amount of potential problem loans at December 31, 1997 does not represent management's estimate of potential losses since he majority of such loans are secured by real estate or other collateral. Management believes that the allowance for loan losses as of December 31, 1997 was adequate to absorb any losses related to the nonperforming loans and problem loans as of that date.

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


PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES,  LOAN  LOSS  EXPERIENCE
---------------------------------------------------------------------
     The allowance for loan losses is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate in relation to the risk of future losses inherent in the loan portfolio. The allowance is established through charges to earnings in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment and is dependent upon growth in the loan portfolios; the total amount of past due loans; nonperforming loans; known loan deteriorations and/or concentrations of credit; trends in portfolio volume, maturity and composition; projected collateral values; general economic conditions; and management's assessment of potential losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans.

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

     On December 31, 1997, the allowance for loan losses was $1.7 million or 1.46% of outstanding loans. This is compared to $1.5 million allowance for loan losses at December 31, 1996 or 1.43% of outstanding loans at that date. For the year ended December 31, 1997, the Company reported consolidated net charge-offs of $177,000 or .16% of average loans. This is compared to consolidated net charge-offs of $154,000 or .17% of average loans for the year ended December 31, 1996. During 1997, the Company charged a total of $392,000 to expense through its provision for loan losses, compared to $516,000 for 1996 and $277,000 for 1995. The change in the provision each year was directly related to the level of net originations in each year as follows:
$16.0 million in 1997, $27.2 million in 1996, and $15.7 million in 1995. Another factor influencing the amount charged to the provision each year is the total outstanding loans and charge-off activity of the Finance Company in relation to the consolidated totals. Loans of the Finance Company generally have higher inherent risk than do loans of the Bank, and thus, require a higher provision Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover inherent losses in the loan portfolio and are adjusted as necessary.

     For the years ended December 31, 1997, 1996, and 1995, Summit National Bank recorded a provision for loan losses of $216,000, $361,000, and $160,000 respectively. The significant increase for 1996 is a direct result of the 36% loan growth experienced by the Bank in 1996. For the years ended December 31, 1997, 1996, and 1995, the Bank experienced net charge-offs (recoveries) of $1,000, $29,000, and $(14,000), respectively. In fiscal 1997, 1996, and 1995,
Freedom  Finance,  Inc.  recorded  provisions  for  loan  losses  of $176,000,
$155,000,  and  $117,000,  respectively.    For  those  same  years,  Freedom
experienced net charge-offs of $176,000, $125,000, and $73,000, respectively. The increase in net charge-offs and the related increase in this subsidiary's provision is related to (1) the growth of number of branches, accounts and loans outstanding, and (2) industry trends and general increases in consumer debt and consumer bankruptcies. Freedom's customers are generally in the low-to-moderate income group of borrowers. Over the past several years, there has been a proliferation of small consumer loan companies and other consumer debt providers competing for pieces of this segment of the consumer debt market. It is not unusual for customers of Freedom simultaneously to have loans outstanding at several other small loan companies which results in some customers incurring more debt than they can service.

     The following table sets forth certain information with respect to changes in the Company's allowance for loan losses arising from charge-offs, recoveries, and provision for the years ended December 31, 1997, 1996, and 1995.


                        SUMMARY OF LOAN LOSS EXPERIENCE
                            (DOLLARS IN THOUSANDS)


                                            1997     1996     1995
                                           -------  -------  -------
Balance at beginning of period. . . . . .  $1,487   $1,068   $  822
                                           -------  -------  -------
Charge-offs:. . . . . . . . . . . . . . .
   Commercial & industrial. . . . . . . .      40       50        2
   Real estate. . . . . . . . . . . . . .       -        -        -
   Installment & consumer                     388      337       88
                                           -------  -------  -------
                                              428      387       90
                                           -------  -------  -------
Recoveries: . . . . . . . . . . . . . . .
   Commercial & industrial. . . . . . . .      55       17       14
   Installment & consumer                     196      216       18
                                           -------  -------  -------
                                              251      233       32
                                           -------  -------  -------
Net charge-offs . . . . . . . . . . . . .    (177)    (154)     (58)
Provision charged to expense. . . . . . .     392      516      277
Allocation for purchased loans. . . . . .      26       57       27
                                           -------  -------  -------
Balance at end of period. . . . . . . . .  $1,728   $1,487   $1,068
                                           =======  =======  =======
Ratio of net charge-offs to average loans     .16%     .17%     .09%
                                           =======  =======  =======
Ratio of allowance for loan losses to . .    1.46%    1.43%    1.41%
gross loans
Ratio of net charge-offs to allowance . .   10.24%   10.36%    5.43%
for loan losses



     Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 1997. In the opinion of management, there are no material risks or significant loan concentrations, and the allowance for loan losses is adequate to absorb anticipated loan losses in the present portfolios. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. While it is the Company's policy to charge-off in the current period loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgement of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses. Summit National Bank was examined in November 1997 by the Office of the Comptroller of the Currency. No adjustments in the allowance or significant adjustments to the Bank's internal classified loans were made as a result of this examination.


COMPOSITION  OF  ALLOWANCE  FOR  LOAN  LOSSES
 ---------------------------------------------
     The table below presents an allocation of the allowance for loan losses for the years ended December 31, 1997, 1996, and 1995, by the different loan categories. However, the breakdown is based on a number of qualitative factors and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category. Any unallocated reserve has been included within the various loan categories in the table below.


                                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                              (DOLLARS IN THOUSANDS)


                                           1997                     1996                     1995
                                        ----------               ----------               ----------
                                        Allowance   Percent of   Allowance   Percent of   Allowance   Percent of
                                        Breakdown    Loans in    Breakdown    Loans in    Breakdown    Loans in
                                       ----------    Category    ---------    Category    ----------   Category
                                                    -----------              -----------              -----------
Commercial and industrial. . . . . . .  $      368       21.32%  $      313       21.07%  $      209       19.58%
Real estate - commercial . . . . . . .         599       34.67%         482       32.39%         377       35.34%
Real estate - residential. . . . . . .         548       31.73%         477       32.07%         302       28.24%
Construction . . . . . . . . . . . . .          54        3.10%          65        4.37%          69        6.45%
Installment and consumer finance loans         154        8.93%         147        9.89%         108       10.11%
Other loans, including overdrafts. . .           5        0.25%           3        0.22%           3        0.28%
                                        ----------  -----------  ----------  -----------  ----------  -----------
                                        $    1,728      100.00%  $    1,487      100.00%  $    1,068      100.00%
                                        ==========  ===========  ==========  ===========  ==========  ===========



DEPOSITS
 --------
     The Company has a large, stable base of time deposits, principally certificates of deposit and individual savings and retirement accounts obtained primarily from customers in South Carolina. The Company does not purchase brokered deposits.

     The maturity distribution of certificates of deposit greater than or equal to $100,000 as of December 31, 1997 is as follows (dollars in thousands):




3 months or less. . . . . . . . . . . . . . . . . .  $16,178
Greater than 3, but less than or equal to 6 months.    5,011
Greater than 6, but less than or equal to 12 months    5,959
Greater than 12 months. . . . . . . . . . . . . . .    2,347
                                                     -------
                                                     $29,495
                                                     =======




At  December  31,  1997,  the  Company  had  no  foreign  deposits.


RETURN  ON  EQUITY  AND  ASSETS
-------------------------------
     The return on average shareholders' equity ratio (net income divided by average total equity) and the return on average assets ratio (net income divided by average total assets) for the years ended December 31, 1997, 1996, and 1995 are presented in the following table. The Company has not paid a cash dividend since its inception. The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors. The Company's present policy is to retain all earnings for the operation of the Company until such time as future earnings support cash dividend payments.





                                            For the Year Ended
                                               December 31,
                                           --------------------
                                            1997   1996    1995
                                           ------  -----  ------
Return on average assets. . . . . . . . .   1.05%  0.82%   0.56%
Return on average shareholders' equity. .  12.60%  9.07%   5.14%
Average shareholders' equity as a percent   8.35%  9.05%  10.79%
of average assets



ITEM  2.    PROPERTIES

     The operations of the Company and the Bank do not require any substantial investment in fixed assets. The principal executive offices for the Company, the Bank and the Finance Company are located at 937 North Pleasantburg Drive, Greenville, South Carolina. In addition, this site serves as the Bank's operations facility and main branch. The building at this location is approximately 7,500 square feet in area and is situated on a one-acre lot. The Company executed a lease for the land and building and assigned the lease to the Bank effective on the Bank's commencement of operations. The initial term of the lease commenced April 1, 1990 and a renewal option was exercised in April 1995. The term on the renewal of the lease is five years and the Company has additional options to renew for two consecutive five-year periods under substantially the same terms. The lease provides that the Company will be responsible for real property taxes, insurance, utilities and maintenance with respect to the premises. During 1995, the Bank completed construction on approximately .63 acres of land at 2201 Augusta Road, Greenville, South
Carolina  of  its  second  full  service  bank  branch.    The  facility  is
approximately  6,500  square feet and is fully owned and occupied by the Bank.

     The twelve Finance Company branches throughout South Carolina are housed in leased facilities averaging 1,200 square feet each with lease terms from three to ten years. The lease agreements have various renewal options under substantially the same terms as the original agreements.


ITEM  3.    LEGAL  PROCEEDINGS

     Although the Company is from time to time a party to various legal proceedings arising out of the ordinary course of business, management believes there is no litigation or proceeding threatened or pending against the Company that could reasonably be expected result in a materially adverse change in the business or financial condition of the Company.


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of the shareholders in the fourth quarter of the Company's fiscal year ending December 31, 1997.



     PART  II

ITEM  5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Summit Financial Corporation's common stock is traded in the Small-Cap market on the NASDAQ system under the symbol SUMM. As of February 28, 1998 there were approximately 436 shareholders of record of the common stock. The number of shareholders does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

     The following table presents the high, low and closing sales prices for the Company's common stock for each full quarterly period within the two most recent fiscal years. The source for the following information was the Nasdaq market.


                                QUARTERLY COMMON STOCK SUMMARY


                                1997    1997    1997    1997    1996    1996    1996    1996
                               ------   ----    -----   ----    -----   -----   ----    ----
                                 4Q      3Q      2Q      1Q      4Q      3Q      2Q      1Q
                               ------  ------  ------  ------  ------  ------  ------  ------
Stock Sales Price ranges: (1)
    High. . . . . . . . . . .  $28.00  $19.52  $15.71  $14.88  $14.85  $14.97  $15.87  $14.29
    Low . . . . . . . . . . .  $17.14  $13.33  $13.33  $12.38  $12.24  $12.25  $12.25  $11.23
    Close . . . . . . . . . .  $24.75  $19.05  $14.52  $14.70  $13.83  $12.70  $13.60  $12.25


(1)  Share  data have been restated to reflect six 5% stock distributions issued between
1993 and  1997.


          The Company has not paid any cash dividends. The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors. The Company's present policy is to retain all earnings for the operation of the Company until such time as future earnings support cash dividend payments. Accordingly, the Company does not anticipate paying cash
dividends  in  the  foreseeable  future.    For  information  on  dividend
restrictions, refer to Part II, Item 8. "Financial Statements and Supplementary Data", Note 15 under Notes to Consolidated Financial Statements.


ITEM  6.          SELECTED  FINANCIAL  DATA

     The information presented below should be read in conjunction with the consolidated financial statements, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained under Item 7 of this report.


                     SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                     ----------------------------------------------
                   (All Amounts, Except Per Share Data, In Thousands)


                                       1997       1996       1995       1994      1993
                                     ---------  ---------  ---------  --------  --------
INCOME STATEMENT DATA
Net interest income . . . . . . . .  $  6,977   $  5,583   $  3,976   $ 2,942   $ 2,070
Provision for loan losses . . . . .       392        516        277       168       129
Other income. . . . . . . . . . . .     1,035        980        611       345       260
Other expenses. . . . . . . . . . .     5,150      4,401      3,469     2,348     1,847
Provision for income taxes. . . . .       895        644        312       109         -
Net income. . . . . . . . . . . . .     1,575      1,002        529       661       354

PER SHARE DATA: (1)
Basic net income. . . . . . . . . .  $   1.11   $   0.72   $   0.38   $  0.47   $  0.25
Diluted net income. . . . . . . . .  $   1.01   $   0.66   $   0.36   $  .046   $  0.25
Book value per share. . . . . . . .  $   9.29   $   8.31   $   7.63   $  7.05   $  6.75
Closing market price per share. . .  $  24.75   $  13.83   $  12.09   $ 10.28   $  7.84

BALANCE SHEET DATA
(YEAR END)
Total assets. . . . . . . . . . . .  $160,279   $134,162   $115,072   $83,656   $71,173
Loans, net of unearned income . . .   118,755    102,692     75,712    60,272    50,043
Allowance for loan losses . . . . .     1,728      1,487      1,068       822       697
Total earning assets. . . . . . . .   151,300    126,762    107,730    79,704    67,941
Deposits. . . . . . . . . . . . . .   140,928    117,805     99,319    67,348    60,446
Shareholders' equity. . . . . . . .    13,369     11,637     10,664     9,846     9,075

BALANCE SHEET DATA
(AVERAGES)
Total assets. . . . . . . . . . . .  $149,662   $121,997   $ 95,286   $78,532   $66,305
Loans, net of unearned income . . .   110,812     88,482     66,451    54,233    45,386
Total earning assets. . . . . . . .   142,561    116,037     90,118    74,778    62,706
Deposits. . . . . . . . . . . . . .   131,249    106,363     80,670    66,262    55,546
Shareholders' equity. . . . . . . .    12,500     11,047     10,286     9,615     9,027

FINANCIAL RATIOS
Return on average assets. . . . . .      1.05%      0.82%      0.56%     0.84%     0.53%
Return on average equity. . . . . .     12.60%      9.07%      5.14%     6.88%     3.93%
Net interest margin . . . . . . . .      4.94%      4.81%      4.41%     3.93%     3.30%
Tier 1 risk-based capital . . . . .     10.43%     10.79%     12.62%    16.14%    18.11%
Total risk-based capital. . . . . .     11.68%     12.17%     13.80%    17.23%    20.01%

ASSET QUALITY RATIOS
Allowance for loan losses to loans.      1.46%      1.43%      1.41%     1.36%     1.39%
Net charge-offs to average loans. .       .16%       .17%       .09%      .11%      .02%
Nonperforming assets. . . . . . . .         -   $    110          -   $    37         -


(1)  All  per share data has been restated to reflect all 5% stock distributions issued.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is presented to provide the reader with an understanding of the financial condition and results of operations of Summit Financial Corporation and its subsidiaries, Summit National Bank and Freedom Finance, Inc.

     Summit Financial Corporation (the "Company") is a financial institution holding company headquartered in Greenville, South Carolina. The Company offers a broad range of financial services through its wholly-owned subsidiary, Summit National Bank (the "Bank", "Summit"). The Bank is a nationally chartered commercial bank which operates principally in the Upstate of South Carolina. The Bank received its charter and commenced operations in July 1990. It currently has two full service offices in Greenville, South Carolina. Summit provides a full range of banking services to individuals and businesses, including the taking of time and demand deposits, making loans, and offering nondeposit investment services. The Bank emphasizes close personal contact with its customers and strives to provide a consistently high level of service to both individual and corporate customers. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to provide a wider range of investment products and financial planning services.

     Freedom  Finance,  Inc.  ("Freedom",  the  "Finance  Company")  is  a
wholly-owned subsidiary of the Company which is operating as a consumer finance company headquartered in Greenville, South Carolina. The Finance Company primarily makes and services installment loans to individuals with loan principal amounts generally not exceeding $1,000 and with maturities ranging from three to eighteen months. Freedom operates twelve branches throughout South Carolina.

BALANCE  SHEET  REVIEW

GENERAL
     As of December 31, 1997, total assets and total gross loans had increased 19% and 16%, respectively, as compared to 1996 while total deposits had increased approximately 20% during the same period. The difference is reflected in the increase in investment securities of $9.7 million or 52%. On December 30, 1997, a 5% stock distribution in the form of a stock dividend was issued to shareholders of record as of December 15, 1997. This distribution resulted in the issuance of 68,296 shares of the Company's $1.00 par value common stock. All share and per share data has been restated to reflect this stock distribution.

LOANS
     The loan portfolio consists primarily of commercial and industrial loans; commercial loans secured by real estate; loans secured by one-to-four family residential mortgages; and consumer loans. Substantially all of these loans are located in the Upstate of South Carolina and are concentrated in the Company's market area. At December 31, 1997, the Company had no loans for highly leveraged transactions and no foreign loans. The Bank's primary focus has been on commercial lending to small and medium-sized businesses in its marketplace. Commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio.

     As of December 31, 1997, the Company had total loans outstanding, net of unearned income, of $118.8 million and a loan-to-deposit ratio of 84%. The 1997 amounts represent an increase of $16.1 million or 16% from the 1996 outstanding loans of $102.7 million. The loan-to-deposit ratio at December 31, 1996 was 87%.

     Outstanding loans represent the largest component of earning assets at 78% of average earning assets for 1997 compared to 76% for 1996. Gross loans were 74% and 77%, respectively, of total assets at December 31, 1997 and 1996. The 16% increase in loans between 1996 and 1997 is attributable to internal growth for the Bank, which did not purchase any loans during the year, and the Finance Company's acquisition of $499,000 in loans receivable. Freedom's outstanding loans, net of unearned income, totaled $2.8 million, or 2.4% of consolidated loans at December 31, 1997. This is compared to $2.5 million or 2.5% of consolidated loans at December 31, 1996.

     For 1997, the Company's loans averaged $110.8 million with a yield of 10.37%. This is compared to $88.5 million average loans with a yield of 10.09% in 1996. The interest rates charged on loans of the Bank vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government policy and regulations also influence interest rates. Loans of the Finance Company are regulated under state laws which establish the maximum loan amounts and interest rates, and the types and maximum amounts of fees, insurance premiums, and other costs that may be charged. The increase in the loan yield during 1997 reflects the general rising rate environment experienced in early 1997 at which time the prime lending rate increased 25 basis points. Approximately 64% of the Bank's loan portfolio and 63% of the consolidated loan portfolio have variable rates and immediately reprice upwards with the increase in the prime rate.

     The allowance for loan losses is established through charges in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an adequate allowance. The level of this allowance is dependent upon growth in the loan portfolios; the total amount of past due loans; nonperforming loans; and known loan deteriorations and/or concentrations of credit. Other factors affecting the allowance are trends in portfolio volume, maturity and composition; projected collateral values; and general economic conditions. Finally, management's assessment of potential losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount.

     Management  maintains  an  allowance  for  loan  losses which it believes
adequate  to  cover  inherent  losses  in  the  loan  portfolio.    However,
management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove valid. There are risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Management uses the best information available to make evaluations, however, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. The Company is also subject to regulatory examinations and determinations as to the adequacy of the allowance, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance in comparison to a group of peer companies identified by the regulatory agencies.

     The allowance for loan losses totaled $1.7 million or 1.46% of total loans at the end of 1997. This is compared to a $1.5 million allowance or
1.44% of total loans at December 31, 1996. For the year ended December 31, 1997, the Company reported net charge-offs of $177,000 or 0.16% of consolidated average loans. The total net charge-offs consisted of the Finance Company net charge-offs of $176,000 (5.46% of average loans of the Finance Company) combined with the Bank's net charge-offs of $1,000 for the year. This is compared to consolidated net charge-offs of $154,000 ($125,000 for the Finance Company and $29,000 for the Bank) or 0.17% of average loans for the year ended December 31, 1996. Loans past due 90 days and greater totaled $82,000 or 0.07% of gross loans at December 31, 1997 compared to $200,000 or .19% of gross loans at December 31, 1996.

     The Company continues to maintain a high quality loan portfolio. Although loan volume increased 16% during the past year, the majority of which was a result of the Bank's growth, total nonperforming assets decreased and there were no loans on nonaccrual at December 31, 1997. Loans on nonaccrual at December 31, 1996 totaled $110,000 or .10% of outstanding loans, which is a relatively low level in comparison to peer banks. Generally, loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible. At December 31, 1997 and 1996, the Bank held no other real estate owned acquired in partial or total satisfaction of problem loans. There were no impaired loans at December 31, 1997. At December 31, 1996, one loan totaling $110,000 was considered impaired under the definitions of Statement of Financial Accounting Standards ("SFAS") No. 114. The related impairment allowance at December 31, 1996 was zero.

DEPOSITS
     During 1997, interest-bearing liabilities averaged $121.2 million with an average rate of 5.28% compared to $97.5 million with an average rate of 5.09% in 1996. The 24% increase in average volume resulted principally from account promotions during 1997. The increase in the average rate is a result of the general increasing interest rate environment during 1997 and the special promotional rates offered on money market accounts and certificates of deposit during the year. At December 31, 1997, interest-bearing deposits comprised approximately 87% of total deposits and 97% of interest-bearing liabilities. The remainder of interest-bearing liabilities consists principally of Federal Home Loan Bank advances and securities sold under repurchase agreements.

     The Company uses its deposit base as a primary source with which to fund earning assets. Deposits grew 20% from $117.8 million at December 31, 1996 to $140.9 million as of year end 1997. Internal growth and account promotions were the principal contributors to the increase in deposits as the Company did not purchase any deposits during 1997. The majority of the growth in deposits occurred in the money market account category which increased $14.0 million from 1996. Both certificates of deposit over $100,000 and other time deposits also increased over 10%, primarily related to promotions during 1997. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions.

     The Company's core deposit base consists of consumer and commercial money market accounts, checking accounts, savings and retirement accounts, NOW accounts, and non-jumbo time deposits (less than $100,000). Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, these deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits were approximately 79% and 77%, respectively, at December 31, 1997 and 1996. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000, which represented 21% and 22%, respectively, of total deposits at December 31, 1997 and 1996, are held primarily by customers in the Company's service area who have dealt with the Company for an
extended  period  of  time.    The  Company  has  no  brokered  deposits.

INVESTMENT  SECURITIES
     At  December  31,  1997,  the  Company's total investment portfolio had a market value of $28.2 million, which is an increase of 52% from the $18.5 million invested as of the end of 1996. Investments had an amortized cost at the 1997 year end of $28.1 million. The investment portfolio consists primarily of United States Treasury securities, securities of United States government agencies, mortgage-backed securities, and state and municipal obligations. The Company does not invest in corporate bonds and has no trading account securities. At the 1997 year end, the portfolio had a weighted average maturity of approximately 5.6 years and an average duration of 3.9 years. Investment securities averaged $21.3 million in 1997, compared to the 1996 average of $21.2 million.

     Investment securities are the second largest earning asset of the Company at 15% and 18% of average earning assets for 1997 and 1996, respectively. The average portfolio yield, on a fully tax-equivalent basis, increased from 6.05% in 1996 to 6.47% in 1997 primarily as a result of the maturity of several investments at lower than current market rates and the acquisition of several tax-free municipal securities, combined with a shift in the portfolio mix and average maturity.


INCOME  STATEMENT  REVIEW

GENERAL
     The Company reported record earnings in 1997 which were up 57% from 1996. Net income totaled $1.6 million, or $1.01 diluted earnings per share, in 1997 compared with $1.0 million, or $0.66 diluted earnings per share in 1996 and $529,000 or $0.36 diluted earnings per share for 1995. The significant improvement in net income and earnings per share between 1996 and 1997 resulted primarily from the Company's substantial growth during the year, which led to higher levels of earning assets and improved efficiency ratios.




                                   INCOME STATEMENT REVIEW
                                      SUMMARY OF CHANGES


                                       Change   Change             Change   Change
                                      --------  -------            -------  -------
                              1997       $         %       1996       $        %       1995
                            --------  --------  -------  --------  -------  -------  --------
Net interest income. . . .  $ 6,977   $ 1,394       25%  $ 5,583   $ 1,607      40%  $ 3,976
Provision for loan losses.     (392)     (124)    (24)%     (516)      239      86%     (277)
                            --------  --------  -------  --------  -------  -------  --------
Net income after provision    6,585     1,518       30%    5,067     1,368      37%    3,699
Other income . . . . . . .    1,035        55        6%      980       369      60%      611
Other expense. . . . . . .   (5,150)      749       17%   (4,401)      932      27%   (3,469)
                            --------  --------  -------  --------  -------  -------  --------
Income before taxes. . . .    2,470       824       50%    1,646       805      96%      841
Provision for income taxes     (895)      251       39%     (644)      332     106%     (312)
                            --------  --------  -------  --------  -------  -------  --------
    Net income . . . . . .  $ 1,575   $   573       57%  $ 1,002   $   473      89%  $   529
                            ========  ========  =======  ========  =======  =======  ========




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

     During 1997, the Company recorded net interest income of $7.0 million, a 25% increase from the 1996 net interest income of $5.6 million. This is compared to net interest income of $4.0 million for 1995. The increase in net interest income in 1997 is directly related to the increase in the average loan and deposit volume of the Bank of 25% and 24%, respectively. Net interest income increased in 1996 also related to the higher average loan and deposit volume of the Bank which was up from 1995 by 33% and 32%, respectively.

     For the year ended December 31, 1997, the Company's net interest margin was 4.94%, compared to 4.81% in 1996 and 4.41% for 1995. The net interest margin is calculated as net interest income divided by average earning assets. The increase in 1997 is primarily related to the general rising rate environment experienced as the prime rate increased from 8.25% to 8.50% in March 1997. Although the prime rate dropped during 1995 and into 1996, the increase in the net interest margin between 1995 and 1996 was primarily related to the contribution of the higher level of Finance Company loans and increases in Freedom's margin during 1996.

INTEREST  INCOME
     Interest income for 1997 was $13.4 million which was a $2.9 million or 28% increase over the $10.5 million for 1996. Interest income for 1995 was $7.7 million. The increases each year are primarily a result of the higher level of earning assets which averaged $142.6 million, $116.0 million and $90.2 million in 1997, 1996 and 1995, respectively. Changes in average yield on earning assets also affects the interest income reported each year. The average yield increased from 8.58% in 1995 to 9.09% in 1996, and to 9.43% in 1997.

     The majority of the increase in average earning assets between 1995 and 1996 and between 1996 and 1997 was in loans, which are the Company's highest yielding assets at approximately 78% of average earning assets at December 31, 1997. Consolidated loans averaged $110.8 million in 1997 with an average yield of 10.37%, compared to $88.5 million in 1996 with an average yield of 10.09%, and $66.5 million in 1995 with an average yield of 9.64%. The higher loan yields each year result from the increase in current market rates, higher pricing on new loan originations each year, and the contribution of the Finance Company as its loan portfolio continues to grow.

     The second largest component of earning assets is the Company's investment portfolio which averaged $21.3 million yielding 6.47% in 1997. This is compared to average securities of $21.2 million in 1996 yielding 6.05%, and $17.2 million yielding 5.54% for 1995. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased. Specifically in 1997, several tax-free municipal securities were purchased which contributed significantly to the increase in average yield on a fully tax-equivalent basis for 1997 as compared to the prior years. The higher level of average securities each year, combined with the increases in average rate, resulted in an increase in interest income on investments of $317,000 or 33% between 1995 and 1996 and the increase of $38,000 or 3% between 1996 and 1997.

INTEREST  EXPENSE
     The Company's interest expense for 1997 was $6.4 million, compared to $5.0 million for 1996 and $3.8 million for 1995. The increase in interest expense of 29% between 1996 and 1997 and 32% between 1995 and 1996 is directly related to the 24% and 32% increase in the average volume of interest-bearing liabilities in 1997 and 1996, respectively. An increase of 19 basis points in the average rate on interest-bearing liabilities in 1997 also contributed to the higher interest expense in that year. The higher average rate in 1997 was primarily a result of several deposit promotions with above market rates offered during the year to increase the level of core deposits as required to meet loan growth demands. The Company expects the competitive deposit rate environment to continue. Interest-bearing liabilities averaged $121.2 million in 1997 with an average rate of 5.28%, compared to $97.5 million in 1996 with an average rate of 5.09%, and an average of $73.7 million with an average rate of 5.10% during 1995.

PROVISION  FOR  LOAN  LOSSES
     The provision for loan losses was $392,000 in 1997, $516,000 in 1996, and $277,000 in 1995. The change in the provision each year was directly related to the level of net originations in each year as follows: $16.0 million in 1997, $27.2 million in 1996, and $15.7 million in 1995. Another factor influencing the amount charged to the provision each year is the total outstanding loans and charge-off activity of the Finance Company in relation to the consolidated totals. Loans of the Finance Company generally have higher inherent risk than do loans of the Bank and thus, require a higher provision for potential losses. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover inherent losses and are adjusted as necessary.

OTHER  INCOME  AND  OTHER  EXPENSES
     Other income increased $55,000 or 6%, to $1.0 million in 1997 from $980,000 in 1996 and $611,000 in 1995. Credit card related fees and income, the largest single item in other income, rose 14% to $248,000 in 1997 from $217,000 in 1996 and $167,000 in 1995. The increase is related to the higher volume of transactions and merchant activity in the Bank's credit card portfolio each year. The higher amount in service charges and fees on deposit accounts, which increased 11% in 1997 to $194,000 from $174,000 in 1996 and $136,000 in 1995, is related to the increase in the number of Bank deposit accounts and transactions subject to service charges and fees. Insurance commission fee income increased $11,000 between 1996 and 1997 and $119,000 between 1995 and 1996 related to the higher level of activity for both the Bank and the Finance Company. Included in insurance commissions is income from annuity sales made in the Bank's nondeposit investment sales department and earned commissions on credit-related insurance products generated by the Finance Company. The remainder of the changes in other income is related to
(1) late charge income on loans of the Bank and the Finance Company which increased $70,000 in 1996 and $28,000 in 1997 related to the higher number of branches and customer accounts; and (2) the level of activity in the Bank's nondeposit financial services and brokerage department which resulted in increased income in 1996 of $134,000, and a decrease in 1997 of $74,000.

     Total other expenses were $5.2 million in 1997, $4.4 million in 1996, and $3.5 million in 1995. A majority of the increased expenditures each year reflects the cost of additional personnel hired to support the Company's growth. Salaries, wages and benefits amounted to $2.7 million in 1997, $2.3 million in 1996, and $1.7 million in 1995. The increases of $415,000 and $600,000, respectively, in 1997 and 1996 are a result of (1) normal annual raises each year; (2) the Bank increasing the total number of employees related to the opening of the new branch in August 1995 by approximately 16% and adding additional staff in the latter part of 1996 to support the higher level of activity; and (3) the Finance Company's operations which accounted for 52% and 49% of the increase in 1997 and 1996, respectively, due to the opening of additional branches each year.

     Occupancy and furniture, fixtures, and equipment expenses increased $85,000 or 11% to $890,000 in 1997 from $805,000 in 1996 and $662,000 in 1995.
The increase from 1996 was primarily related to the Finance Company adding 2 new branches in early 1997 combined with technology hardware and software upgrades implemented at the Bank during 1997. The increase between 1995 and 1996 was primarily related to expenses associated with the operations of the second Bank branch which opened in August 1995, and the addition of several Finance Company branches throughout 1995 and 1996.

     Included in the line item "other operating expenses", which increased $249,000 or 19% between 1996 and 1997 and $189,000 or 17% between 1995 and
1996, are charges for insurance claims and premiums; printing and office support; credit card expenses; professional services; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for a net $140,000 increase in 1997 and $62,000 increase in 1996, primarily related to the higher level of activity and number of accounts as compared to the prior year, higher telephone, advertising, courier, and supplies expenses associated with the second Bank branch added in August 1995, and technology-related consultant expenses in 1997. The remainder of the consolidated increase, or $109,000 in 1997 and $127,000 in 1996, was generated by the activity of the Finance Company, including charges for credit reports, license fees, acquisition premium amortization, and office support. Freedom had 12 offices throughout 1997, compared to 10 in 1996 and 8 in 1995.

INCOME  TAXES
     The Company recorded an income tax provision of $895,000, $644,000, and $312,000 for 1997, 1996, and 1995, respectively. The effective tax rate in each year was 36%, 39%, and 37%, respectively. The increase of the effective rate in 1996 is related to the full utilization of net operating loss carryforwards in prior years, while the decrease in 1997 is related to the higher level of tax-free municipal investments in that year.

CAPITAL  RESOURCES
     Total shareholders' equity amounted to $13.4 million, or 8.3% of total assets, at December 31, 1997. This is compared to $11.6 million, or 8.7% of total assets, at December 31, 1996. The $1.7 million increase in total shareholders' equity resulted principally from retention of earnings and stock issued pursuant to the Company's incentive stock option plan.

     To date, the capital needs of the Company have been met through the retention of earnings and from the proceeds of its initial offering of common stock. The Company believes that the rate of asset growth will not negatively impact the capital base. The Company has no commitments or immediate plans for any significant capital expenditures outside of the normal course of business. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At December 31, 1997, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements and exceeded the "well-capitalized" regulatory standards. The following table sets forth various capital ratios for the
Company  and  the  Bank  at  December  31,  1997.






                           The Company                 The Bank
                           ------------                ---------
                                            Well-                    Well-
                              As of      Capitalized     As of    Capitalized
                             12/31/97    Requirement   12/31/97   Requirement
                           ------------  ------------  ---------  ------------
Total risk-based capital.        11.68%        10.00%     10.68%        10.00%
Tier 1 risk-based capital        10.43%         6.00%      9.46%         6.00%
Leverage capital. . . . .         8.87%         5.00%      8.02%         5.00%



      Book value per share at December 31, 1997 and 1996 was $9.29 and $8.31,
respectively.    The Company has issued six 5% stock distributions in the form of  stock  dividends  to  shareholders  between  June  1993 and December 1997.

INTEREST  RATE  SENSITIVITY
     Achieving consistent growth in net interest income is the primary goal of the Company's asset/liability function. The Company attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. The Company seeks to accomplish this goal while maintaining adequate liquidity and capital. The Company's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over time.

     The Company's Asset/Liability Committee uses a simulation model, among other techniques, to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated as necessary throughout the year in order to maintain a current forecast as assumptions change. The forecast presents information over a 12 month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 basis points. According to the model, the Company is presently positioned so that net interest income will increase slightly if interest rates rise in the near term and will decrease slightly if interest rates decline in the near term.

     The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At December 31, 1997, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position at the end of 1997 of $19.2 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that 64% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     An asset sensitive position means that the Company's assets reprice faster than the liabilities, resulting in increases in the net interest income during periods of rising rates and decreases in net interest income when market rates decline. Interest rates dropped starting in July 1995 and into 1996, and the Bank's net interest margin did decline in 1996 as the yield on loans which are tied to the prime rate dropped immediately, while the majority of liabilities did not reprice until their fixed maturity dates. However, the Company's overall interest margin increased in 1996 due to the fixed rate loans of the Finance Company offsetting the decline at the Bank. In 1997, the market experienced an increase in the prime rate which was apparent in the higher net interest margin the Company reported in 1997 as compared to the prior year.

LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit, and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources accounted for 17% of average assets for each of the years ended December 31, 1997 and 1996, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds. The primary sources of short-term and long-term funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has $1.3 million in available liquidity remaining from its initial public offering and the retention of earnings. All of this liquidity was advanced to the Finance Company to fund its operations as of December 31, 1997. In addition, Summit Financial has an available line of credit totaling $2.2 million with an unaffiliated financial institution, all of which was available at December 31, 1997. During 1997, Summit Financial entered into term loan agreements with several individuals to provide liquidity for funding the operating needs of Freedom. These term loans totaled $500,000 at December 31, 1997. Further sources of liquidity for Summit Financial include additional borrowings from individuals, and management fees and debt service which are paid by its subsidiary on a monthly basis.

     Liquidity needs of Freedom Finance, primarily for the funding of loan originations, acquisitions, and operating expenses, have been met to date through the initial capital investment of $500,000 made by Summit Financial, borrowings from an unrelated private investor, and line of credit facilities provided by Summit Financial and Summit National Bank, a sister company.

     The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. Prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. As of December 31, 1997, no cash dividends have been declared or paid by the Bank and the Bank had available retained earnings of $3.3 million.

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

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Over 50% of the Company's liabilities are issued with fixed terms and can be repriced only at maturity. During periods of rising interest rates, as experienced in early 1997, the Company's assets reprice faster than the supporting liabilities. This causes an increase in the net interest margin until the deposits mature and are repriced at higher current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company's current balance sheet structure, the opposite effect (that is, a decrease in net interest income) is realized in a falling interest rate environment as was experienced in the latter part of 1995 and into 1996.

ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS
     In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishment  of  Liabilities."    This  statement  became  effective  for
transactions occurring after December 31, 1996. The statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on its balance sheet all assets it controls and liabilities it has incurred. The entity would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The adoption of this statement has not had a material effect on the Company's financial statements.

     In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125", an amendment to SFAS
No.  125  which  is  effective  December  31, 1996.  This statement delays the effective date of certain provisions of SFAS No. 125 until January 1, 1998. The amended provisions include those related to the transfers of financial assets and secured borrowings. The provisions in SFAS No. 125 related to servicing assets and liabilities are not delayed by this amendment. The Company does not anticipate that adoption of this standard will have a material effect on the Company's financial statements.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share". The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The adoption of this standard has not had a material effect on EPS. The Company has restated its prior year EPS to conform to this statement.

     Also, in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for financial statements for periods ending after December 15, 1997. This statement applies to both public and nonpublic entities. The new statement requires no change for entities subject to the existing requirements. The Company anticipates that adoption of this standard will not have a material effect on the Company.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purposes financial statements. Under this statement, enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of the statement. The Company will adopt Statement 130 effective March 31, 1998 and will provide the required disclosures in the Company's Form 10-Q for the first quarter of 1998.

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

     In June of 1996, the FASB issued an exposure draft of a proposed statement "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." Under the proposed standard, all derivatives would be measured at fair value and recognized in the statement of financial position as assets or liabilities. Although the final standard has not been issued, the FASB has expressed publicly that a final statement would be effective for fiscal years beginning after December 15, 1998. Because the Company has no derivative activity at this time, management does not expect that this standard, if adopted in its presently proposed form, would have a significant effect on the Company.


YEAR  2000
     The Company recognizes that there is a business risk in computerized systems as the calendar rolls into the next century. The Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement on May 5, 1997, providing an outline for institutions to effectively manage the Year 2000 challenges. The Company has developed an ongoing plan designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures due to processing errors arising from calculations using the year 2000 date. The Company has an internal task force assigned to this project and the Board of Directors and management of the Company have established year 2000 compliance as a strategic initiative. The Company is well into the assessment phase of the project in which all critical applications are identified and programing issues determined. While the
Company believes that it has available resources to assure year 2000 compliance, it is to some extent dependent on vendor cooperation.

     At the present time, the Company expects its most critical application software vendors to have all systems compliant by June 1998, at which time testing will commence and will be substantially completed by December 31, 1998. The Company has established time-lines for testing all noncritical software and ancillary systems, such as telephone systems and security devices by the fourth quarter of 1998. At this time, the Company has not determined the cost of making modifications to correct any year 2000 problems; however, equipment and software expenses are not expected to materially differ from historical levels. The Company upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for year 2000 compliance. The Company is also in the process of addressing any loan relationships it believes could be materially effected by the year 2000 issue.


ITEM  7A.          QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and change in interest rates could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     The Company's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis.

     The Bank's Asset Liability Management Committee ("ALCO") monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items over a range of assumed changes in market interest rates. A primary purpose of the Company's asset and liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

     The Company's exposure to interest rate risk is reviewed on a periodic basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in NPV in the event of hypothetical changes in interest rates. Further, interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities. The ALCO is charged with the responsibility to maintain the level of sensitivity of the Bank's net portfolio value within Board approved limits.

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 400 basis points increase or decrease in the market interest rates. The Company's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in NPV in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Company's projected change in NPV for the various rate shock levels as of December 31, 1997. All market risk sensitive instruments presented in this table are held to maturity or available for
sale.    The  Company  has  no  trading  securities.





Change in Interest Rates   Policy     Market     Percent
------------------------   Limit     Value of     Change
                           -----     Portfolio   -------
                                      Equity
                                      (000s)
                                    -----------
400 basis point rise . .    60.00%  $    18,092    41.88%
300 basis point rise . .    40.00%  $    16,427    28.82%
200 basis point rise . .    25.00%  $    14,772    15.86%
100 basis point rise . .    10.00%  $    13,775     8.02%
No change. . . . . . . .     0.00%  $    12,752     0.00%
100 basis point decline.  (10.00)%  $    11,466  (10.00)%
200 basis point decline.  (25.00)%  $     9,776  (23.34)%
300 basis point decline.  (40.00)%  $     7,983  (37.40)%
400 basis point decline.  (60.00)%  $     6,143  (51.83)%


     The preceding table indicates that at December 31, 1997, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's NPV would be expected to increase, and that in the event of a sudden decrease in prevailing market interest rates, the Company's NPV would be expected to decrease. At December 31, 1997, the Company's estimated changes in NPV were within the limits established by the Board of Directors.

     Computation of prospective effects of hypothetical interest rate changes included in these forward-looking statements are subject to certain risks, uncertainties, and assumptions including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, does provide management insights related to static repricing structure of assets and liabilities. At December 31, 1997, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position at the end of 1997 of $19.2 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that 64% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement. The 12 month interest sensitivity gap position was within policy limits established by the Board of Directors.

     When used or incorporated by reference in disclosure documents, the words "anticipate", "estimate", "expect", "project", "target", "goal", and similar expressions, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of l933. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions including those set forth above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA




                              SUMMIT FINANCIAL CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                 (Dollars in Thousands)


                                                            December 31,   December 31,
                                                                1997           1996
                                                           --------------  -------------
ASSETS
Cash and interest-bearing deposits. . . . . . . . . . . .  $       6,441   $       6,026
Federal funds sold. . . . . . . . . . . . . . . . . . . .          2,920           3,000
Investment securities available for sale (amortized cost.         28,213          18,511
of $28,077 and $18,511)
Investments in stock of Federal Reserve Bank, Federal . .            708             634
Home Loan Bank and other, at cost
Loans, net of unearned income and net of allowance. . . .        117,027         101,205
for loan losses of $1,728 and $1,487
Premises and equipment, net of accumulated. . . . . . . .          2,360           2,502
depreciation and amortization of $1,399 and $1,167
Accrued interest receivable . . . . . . . . . . . . . . .          1,168             940
Other assets. . . . . . . . . . . . . . . . . . . . . . .          1,442           1,344
                                                           --------------  -------------
                                                           $     160,279   $     134,162
                                                           ==============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand . . . . . . . . . . . . . . .  $      17,679   $      17,484
 Interest-bearing demand. . . . . . . . . . . . . . . . .          6,249           6,227
 Savings and money market . . . . . . . . . . . . . . . .         37,355          23,366
 Time deposits, $100,000 and over . . . . . . . . . . . .         29,495          25,393
 Other time deposits. . . . . . . . . . . . . . . . . . .         50,150          45,335
                                                           --------------  -------------
                                                                 140,928         117,805
Securities sold under repurchase agreements . . . . . . .            803             761
Other borrowings. . . . . . . . . . . . . . . . . . . . .          3,000           2,550
Accrued interest payable. . . . . . . . . . . . . . . . .          1,370             823
Other liabilities . . . . . . . . . . . . . . . . . . . .            809             586
                                                           --------------  -------------
     Total liabilities. . . . . . . . . . . . . . . . . .        146,910         122,525
                                                           --------------  -------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000 shares . . . .          1,438           1,335
authorized; 1,438,424 and 1,334,409 shares issued
and outstanding
 Additional paid-in capital . . . . . . . . . . . . . . .         12,346          10,254
 Retained earnings. . . . . . . . . . . . . . . . . . . .              -              48
 Nonvested restricted stock . . . . . . . . . . . . . . .           (505)              -
 Unrealized net gain on investment securities . . . . . .             90               -
 available for sale, net of income taxes                   --------------  --------------
     Total shareholders' equity . . . . . . . . . . . . .         13,369          11,637
Commitments and contingencies
                                                           --------------  --------------
                                                           $     160,279   $     134,162
                                                           ==============  =============

See accompanying notes to consolidated financial statements.


                            SUMMIT FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in Thousands, except Per Share Data)


                                                  For the Years Ended December 31,
                                               ------------------------------------
                                                  1997         1996         1995
                                               -----------  -----------  -----------
Interest Income:
 Interest on loans. . . . . . . . . . . . . .  $   11,491   $    8,924   $    6,410
 Interest on taxable securities . . . . . . .       1,173        1,241          953
 Interest on nontaxable securities. . . . . .         135           29            -
 Interest on federal funds sold . . . . . . .         410          207          219
 Other interest income. . . . . . . . . . . .         172          146          154
                                               -----------  -----------  -----------
                                                   13,381       10,547        7,736
                                               -----------  -----------  -----------
Interest Expense:
 Interest on deposits . . . . . . . . . . . .       6,140        4,753        3,575
 Interest expense on other borrowings . . . .         264          211          185
                                               -----------  -----------  -----------
                                                    6,404        4,964        3,760
                                               -----------  -----------  -----------
Net interest income . . . . . . . . . . . . .       6,977        5,583        3,976
Provision for loan losses . . . . . . . . . .        (392)        (516)        (277)
                                               -----------  -----------  -----------
Net interest income after provision . . . . .       6,585        5,067        3,699
for loan losses                                -----------  -----------  -----------
Other Income:
 Service charges and fees on deposit accounts         194          174          136
 Credit card fees and income. . . . . . . . .         248          217          167
 Insurance commissions. . . . . . . . . . . .         193          182           63
 Other income . . . . . . . . . . . . . . . .         400          407          245
                                               -----------  -----------  -----------
                                                    1,035          980          611
                                               -----------  -----------  -----------
Other Expenses:
 Salaries, wages and benefits . . . . . . . .       2,726        2,311        1,711
 Occupancy. . . . . . . . . . . . . . . . . .         442          395          314
 Furniture, fixtures and equipment. . . . . .         448          410          348
 Other operating expenses . . . . . . . . . .       1,534        1,285        1,096
                                               -----------  -----------  -----------
                                                    5,150        4,401        3,469
                                               -----------  -----------  -----------
Net income before income taxes. . . . . . . .       2,470        1,646          841
Provision for income taxes. . . . . . . . . .        (895)        (644)        (312)
                                               -----------  -----------  -----------
Net income. . . . . . . . . . . . . . . . . .  $    1,575   $    1,002   $      529
                                               ===========  ===========  ===========

Net income per common share:
  Basic . . . . . . . . . . . . . . . . . . .  $     1.11   $     0.72   $     0.38
  Diluted . . . . . . . . . . . . . . . . . .  $     1.01   $     0.66   $     0.36
Average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . .   1,413,000    1,399,000    1,397,000
  Diluted . . . . . . . . . . . . . . . . . .   1,561,000    1,509,000    1,475,000

See  accompanying  notes  to  consolidated  financial  statements.


                                                SUMMIT FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                                   (Dollars in Thousands)


                                            Common   Additional    Retained    Unrealized net    Nonvested        Total
                                             Stock     paid-in     earnings    gain (loss) on   restricted    shareholders'
                                                       capital                   investment        stock         equity
                                                                                 securities
                                                                                 available
                                                                               for sale, net
                                            --------  ----------  ----------   ---------------  -----------  ---------------
Balance at December 31, 1994 . . . . . . .  $ 1,207  $     8,878          -             ($239)           -   $        9,846
Net income for the year ended. . . . . . .        -            -        529                 -            -              529
 December 31, 1995
Change in unrealized net gain (loss) on. .        -            -          -               293            -              293
 investment securities available for sale,
 net of income taxes
Issuance of 5% stock distribution. . . . .       61          464       (525)                -            -                -
Cash in lieu of fractional shares from . .        -            -         (4)                -            -               (4)
 stock distribution                         --------  -----------  ---------   ---------------    ----------  --------------
Balance at December 31, 1995 . . . . . . .    1,268        9,342          -                54            -           10,664
Net income for the year ended. . . . . . .        -            -      1,002                 -            -            1,002
 December 31, 1996
Change in unrealized net gain (loss) on. .        -            -          -               (54)           -              (54)
 investment securities available for sale,
 net of income taxes
Employee stock options exercised . . . . .        4           24          -                 -            -               28
Issuance of 5% stock distribution. . . . .       63          888       (951)                -            -                -
Cash in lieu of fractional shares from . .        -            -         (3)                -            -               (3)
 stock distribution                         --------  -----------   --------    ---------------   -----------  -------------
Balance at December 31, 1996 . . . . . . .    1,335       10,254         48                 -            -           11,637
Net income for the year ended. . . . . . .        -            -      1,575                 -            -            1,575
 December 31, 1997
Change in unrealized net gain (loss) on. .        -            -          -                90            -               90
 investment securities available for sale,
 net of income taxes
Employee stock options exercised . . . . .       11           61          -                 -            -               72
Issuance of common stock pursuant to . . .       24          481          -                 -         (505)               -
 restricted stock plan
Issuance of 5% stock distribution. . . . .       68        1,550     (1,618)                -            -                -
Cash in lieu of fractional shares from . .        -            -         (5)                -            -               (5)
 stock distribution                         -------  -----------  ----------  ----------------  -----------  ---------------
 BALANCE AT DECEMBER 31, 1997. . . . . . .  $ 1,438  $    12,346  $       -   $            90        ($505)  $       13,369
                                            =======  ===========  ==========  ================  ===========  ===============

See accompanying notes to consolidated financial statements.


                                SUMMIT FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)

                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                               1997       1996       1995
                                                             ---------  ---------  ---------
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $  1,575   $  1,002   $    529
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses . . . . . . . . . . . . . . . .       392        516        277
  Depreciation and amortization . . . . . . . . . . . . . .       487        424        292
  (Gain) loss on sale and disposal of equipment . . . . . .       (23)         -          1
  Net amortization (accretion) of net premium . . . . . . .        26         23         (8)
(discount) on investment securities
  Increase in accrued interest receivable . . . . . . . . .      (228)      (160)      (228)
  Increase in other assets. . . . . . . . . . . . . . . . .      (276)      (450)      (406)
  Increase in accrued interest payable. . . . . . . . . . .       547        104        353
  Increase (decrease)in other liabilities . . . . . . . . .       176       (187)       380
  Deferred income taxes . . . . . . . . . . . . . . . . . .        23       (131)       (52)
                                                             ---------  ---------  ---------
     Net cash provided by operating activities. . . . . . .     2,699      1,141      1,138
                                                             ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of securities held to maturity. . . . . . . . .         -          -       (512)
  Proceeds from maturities of securities held to maturity .         -          -        208
  Purchases of securities available for sale. . . . . . . .   (18,953)    (8,693)    (9,606)
  Proceeds from sales of securities available for sale. . .     3,271        750          -
  Proceeds from maturities of securities available for sale     6,091      9,405      5,700
  Purchases of investments in FHLB and other stock. . . . .       (74)      (122)       (14)
  Net increase in loans . . . . . . . . . . . . . . . . . .   (15,715)   (25,922)   (14,940)
  Purchases of finance loans receivable . . . . . . . . . .      (499)    (1,154)      (532)
  Purchases of premises and equipment . . . . . . . . . . .      (208)       (85)    (1,833)
  Proceeds from sale of premises and equipment. . . . . . .        41          -          -
                                                             ---------  ---------  ---------
     Net cash used by investing activities. . . . . . . . .   (26,046)   (25,821)   (21,529)
                                                             ---------  ---------  ---------
Cash flows from financing activities:
  Net increase in deposit accounts. . . . . . . . . . . . .    23,123     18,486     31,971
  Net increase (decrease) in securities sold under. . . . .        42       (800)    (2,143)
repurchase agreements
  Proceeds from other borrowings. . . . . . . . . . . . . .     1,500      2,550          -
  Repayments of other borrowings. . . . . . . . . . . . . .    (1,050)    (2,000)         -
  Proceeds from employee stock options exercised. . . . . .        72         28          -
  Cash paid in lieu of fractional shares. . . . . . . . . .        (5)        (3)        (4)
                                                             ---------  ---------  ---------
     Net cash provided by financing activities. . . . . . .    23,682     18,261     29,824
                                                             ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents. . . .       335     (6,419)     9,433
Cash and cash equivalents, beginning of period. . . . . . .     9,026     15,445      6,012
                                                             ---------  ---------  ---------
Cash and cash equivalents, end of period. . . . . . . . . .  $  9,361   $  9,026   $ 15,445
                                                             =========  =========  =========

See  accompanying  notes  to  consolidated  financial  statements.


                         SUMMIT FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     Summit Financial Corporation (the "Company"), a South Carolina corporation, is the parent holding company for Summit National Bank (the "Bank"), a nationally chartered bank, and Freedom Finance, Inc. (the "Finance Company"), a consumer finance company. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to provide an increased level of nondeposit products and financial management services.

     Through its bank subsidiary, which commenced operations in July 1990, the Company provides a full range of banking services, including demand and time deposits, commercial and consumer loans, and investment services. The Bank currently has two full-service branches in Greenville, South Carolina. The Finance Company commenced operations in November 1994 and makes and services small, short-term installment loans and related credit insurance products to individuals from its twelve offices throughout South Carolina.

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

INVESTMENT SECURITIES - Investment securities are classified into three categories as follows: (1) Investments Held to Maturity: securities which the enterprise has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities: securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Investments Available for Sale: securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to income in the consolidated statements of income.

LOANS AND INTEREST INCOME - Loans of the Bank are carried at principal amounts, net of unearned income, reduced by an allowance for loan losses. The Bank recognizes interest income daily based on the principal amount outstanding using the simple interest method. The accrual of interest is generally discontinued on loans of the Bank which become 90 days past due as to principal or interest or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Amounts received on nonaccrual loans generally are applied against principal prior to the recognition of any interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     Loans of the Finance Company are carried at the gross amount outstanding, reduced by unearned interest, insurance income and other deferred fees, and an allowance for loan losses. Unearned interest and fees are deferred at the time the loans are made and accreted to income on a collection method, which approximates the level yield method. Charges for late payments are credited to income when collected.

IMPAIRMENT OF LOANS - The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all creditors value loans at the loan's fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, the market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 which allows a creditor to use existing methods for recognizing interest income on an impaired loan and requires additional disclosures about how a creditor recognizes interest income on an impaired loan. The adoption of the standards required no increase in the allowance for loan losses and had no impact on net income in the year of adoption.

     Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful life of the related assets as follows: building, 40 years; furniture and fixtures, 7 years; equipment, 5 to 7 years; and vehicles, 3 years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Additions to premises and equipment and major replacements or betterments are added at cost. Maintenance, repairs and minor replacements are charged to operating expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

INTANGIBLE ASSETS - Intangible assets are included in "Other assets" on the accompanying consolidated balance sheets and have unamortized balances of $811,000 and $787,000 at December 31, 1997 and 1996, respectively, with related amortization of $154,000; $106,000; and $37,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Intangible assets consist primarily of goodwill and customer lists resulting from the Finance Company's branch acquisitions. On an ongoing basis, the Company evaluates the carrying value of these intangible assets and determines whether these assets have been impaired based upon an undiscounted cash flow approach. Amortization of intangibles is provided by using the straight-line method over the estimated economic lives of the assets, which is generally from 5 - 7 years.

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

STOCK-BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to adopt the disclosure-only provisions of SFAS No. 123 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

PER SHARE DATA - Earnings per share are computed in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 replaces APB Opinion 15, "Earnings per Share", and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Common stock equivalents included in the diluted EPS computation consist of stock options which are computed using the treasury stock method. Share and per share data have been restated to reflect all 5% stock distributions.

INVESTMENTS REQUIRED BY LAW - Investments in stock of the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta are required by law for financial institutions which are members of those organizations. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks have historically been at par value. Accordingly, the carrying amounts were deemed to be a reasonable estimate of fair value.

RECLASSIFICATIONS   -  Certain minor amounts in the 1996 and 1995 consolidated financial  statements  have  been  reclassified  to  conform  with  the  1997
presentations.   These reclassifications had no impact on shareholders' equity or  net  income  as  previously  reported.

NOTE  2  -  STATEMENT  OF  CASH  FLOWS
     Cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold, overnight investments and short-term investments with maturities of less than three months. The Company considers the amounts included in the balance sheet line items, "Cash and interest-bearing deposits" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $9,361,000 and $9,026,000 at December 31, 1997 and 1996, respectively.

     The following summarizes supplemental cash flow data for the years ended December 31:




(dollars in thousands)                     1997    1996     1995
Interest paid. . . . . . . . . . . . . .  $5,857  $4,860   $3,407
Income taxes paid. . . . . . . . . . . .   1,065     801      496
Change in market value of investment
 securities, net of income taxes . . . .      90     (54)     293
One time reclassification of securities
from held to maturity to . . . . . . . .       -       -    5,751
available for sale




NOTE  3  -  INVESTMENT  SECURITIES
     The amortized cost and market values of investments available for sale at December 31 are presented in the following table:




(dollars in thousands)         1997       1997      1997      1997       1996       1996      1996      1996
                                        Unreal-    Unreal-                        Unreal-    Unreal-
                            Amortized     ized      ized     Market   Amortized     ized      ized     Market
                               Cost      Gains     Losses     Value      Cost      Gains     Losses     Value
                            ----------  --------  --------  --------  ----------  --------  ---------  -------
U.S. Treasury due:
  Within 1 year...........  $    1,500  $      2  $      -   $ 1,502  $    2,001  $      4  $      -   $ 2,005
  After 1, within 5. . . .       1,249         -        (1)    1,248       3,495         5       (11)    3,489
  years
U.S. Government
Agencies due:
  Within 1 year...........       1,250         -        (1)    1,249       2,251         4        (1)    2,254
  After 1, within 5. . . .       6,033        30         -     6,063       5,989        39        (8)    6,020
  years
  After 5, within 10 . . .       3,765        27         -     3,792         393                 (20)      373
  years                                                                                  -
Mortgage-backed
securities:
  5 - 7 year balloon
  maturing within 7 years.       2,517         1        (3)    2,515       2,415         -       (22)    2,393
  Maturing beyond 10 . . .       4,721        28       (13)    4,736       1,341        12               1,353
  years                                                                                            -
Municipal securities:
  Maturing after 5,
  within 10 years.........       1,728        15       (30)    5,377         426         1        (3)      424
  Maturing beyond 10 . . .       5,314        93       (30)    5,377         200         -         -       200
  years                     ----------  --------  ---------  -------  ----------  --------  ---------
                            $   28,077  $    196      ($60)  $28,213  $   18,511  $     65      ($65)  $18,511
                            ==========  ========  =========  =======  ==========  ========  =========  =======


      Investment securities with an aggregate carrying value and market value of approximately $10,387,000 and $10,435,000, respectively, at December 31, 1997 were pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes as required or permitted by law.

     In 1997, the Company sold securities from its available for sale portfolio for aggregate proceeds of $3,271,000 and recorded a net gain on sale of $1,000. In 1996, the Company sold securities from its available for sale portfolio for total proceeds of $749,500 and recorded a net gain on sale of
$460.    There  were  no  sales  of  securities  in  1995.



NOTE  4  -  LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES
     A  summary  of  loans  by  classification  at  December 31 is as follows:






(dollars in thousands)                       1997       1996
Commercial. . . . . . . . . . . . . . . .  $ 25,313   $ 21,775
Real estate - commercial. . . . . . . . .    41,172     33,475
Real estate - residential . . . . . . . .    37,683     33,140
Construction. . . . . . . . . . . . . . .     3,685      4,518
Installment and other consumer loans. . .     7,819      7,031
Consumer finance, net of unearned income.     2,792      2,526
Other loans and overdrafts. . . . . . . .       291        227
                                           ---------  ---------
                                            118,755    102,692
Less - allowance for loan losses. . . . .    (1,728)    (1,487)
                                           ---------  ---------
                                           $117,027   $101,205
                                           =========  =========



     There were no loans on nonaccrual at December 31, 1997. Loans on nonaccrual at December 31, 1996 totaled $110,000 or .10% of outstanding loans. If interest on nonaccrual loans had been accrued for the year ended December 31, 1996, such income would have approximated $1,800. Loans past due in excess of 90 days amounted to approximately $82,000 and $200,000 at December 31, 1997 and 1996, respectively. There were no foreclosed loans or other real estate owned in any year presented. There were no impaired loans at or for the year ended December 31, 1997. At December 31, 1996, one loan totaling $110,000 was considered impaired under the definitions of SFAS No.
114. The related impairment allowance at December 31, 1996 was zero and the average impaired loans during 1996 was $27,500.

     The Company makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in the Upstate of South Carolina. The Company has a diversified loan portfolio and the Company's loan portfolio is not dependent upon any specific economic segment. As of December 31, 1997 the Company had no significant concentrations of credit risk in its loan portfolio other than most loans being located in the same geographic region.

     The following is a summary of activity in the allowance for loan losses for the years ended December 31:




(dollars in thousands)                1997     1996     1995
Balance, beginning of year. . . . .  $1,487   $1,068   $  822
    Provision for losses. . . . . .     392      516      277
    Charge-offs . . . . . . . . . .    (428)    (387)     (90)
    Recoveries. . . . . . . . . . .     251      233       32
    Allocation for purchased loans.      26       57       27
                                     -------  -------  -------
Balance, end of year. . . . . . . .  $1,728   $1,487   $1,068
                                     =======  =======  =======



     During 1997, the Company purchased approximately $499,000, net of unearned income, in consumer finance loans receivable from unrelated third parties.

     Directors, executive officers, and associates of such persons were customers of and had transactions with the Company in the ordinary course of
business.    Included  in  such  transactions  are  outstanding  loans  and commitments, all of which were made under normal credit terms and did not involve more than the normal risk of collectibility. The aggregate dollar amount of these outstanding loans was approximately $6,935,000 and $6,300,000 at December 31, 1997 and 1996, respectively. During 1997, new loans and advances on lines of credit of approximately $6,209,000 were made, and payments on these loans and lines totaled approximately $5,574,000. At December 31, 1997, there were commitments to extend additional credit to related parties in the amount of approximately $4,557,000.

NOTE  5  -  PREMISES  AND  EQUIPMENT
     A  summary  of  premises  and  equipment  at  December  31 is as follows:




(dollars in thousands)              1997      1996
Land . . . . . . . . . . . . . .  $   483   $   483
Building . . . . . . . . . . . .    1,254     1,254
Leasehold improvements . . . . .      434       434
Computer, office equipment . . .    1,017       947
Furniture and fixtures . . . . .      477       471
Vehicles . . . . . . . . . . . .       94        80
                                  --------  --------
                                    3,759     3,669
Less - accumulated depreciation.   (1,399)   (1,167)
                                  --------  --------
                                  $ 2,360   $ 2,502
                                  ========  ========


NOTE  6  -  DEPOSITS
     Time  deposits  by  maturity  at  December  31  consist of the following:




(dollars in thousands)              1997     1996
Maturing within 1 year. . . . . .  $65,394  $58,542
Maturing after 1, within 5 years.   14,251   12,186
                                   -------  -------
                                   $79,645  $70,728
                                   =======  =======



NOTE  7  -  BORROWED  FUNDS
     Short-term borrowings include federal funds purchased and securities sold under repurchase agreements. There were no federal funds purchased at either the 1997 or 1996 year end. At December 31, 1997 and 1996, the Company had securities sold under repurchase agreements with customers in the amount of $803,000 and $761,000, respectively. Interest rates on these repurchase agreements range from 10 basis points to 25 basis points below the average federal funds sold rate and averaged 5.4% and 5.2%, respectively, during 1997 and 1996. The repurchase agreements mature on a daily basis and rollover under a continuing contract. Amounts under repurchase agreements are secured by U.S. Government agency securities with a carrying and market value of $1,000,000 and $1,001,000, respectively, at December 31, 1997 and a carrying and market value of $1,498,000 and $1,499,000, respectively, at December 31, 1996. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker.

     The following is a summary of the average amounts outstanding of securities sold under repurchase agreements and the maximum amounts outstanding at any month-end for each of the years ended December 31:




(dollars in thousands)     1997    1996   1995
Average outstanding . . .  $ 789  $1,277  $ 553
Maximum at any month-end.  $ 803  $1,745  $ 570



     At December 31, 1997, the Company had outstanding advances from the Federal Home Loan Bank of Atlanta (the "FHLB") totaling $2,000,000 through Summit National Bank. The advances bear interest at rates from 5.93% to 6.60% and mature in $1,000,000 increments during January 1998. The advances require monthly interest payments with the principal due at maturity. These advances are secured by a blanket collateral agreement with the FHLB pledging the Bank's portfolio of personal first mortgage loans.

     In addition to the advances outstanding, at December 31, 1997, the Bank had an available line of credit of $10,000,000 with the FHLB. Borrowing under this arrangement can be made with various terms and repayment schedules and with fixed or variable rates of interest. The blanket collateral agreement which the Company has with the FHLB pledging the Bank's portfolio of personal first mortgage loans as collateral, pertains to any outstanding borrowings under this line of credit, in addition to the current outstanding debt previously discussed. Loans secured by available first mortgages at December 31, 1997 totaled approximately $25,471,000.

     In addition, at December 31, 1997, the Bank had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $10,000,000, of which $9,000,000 is on an unsecured basis and the remaining $1,000,000 would require security in the form of U.S. Treasury or government agency obligations. The interest rate on any borrowings under these lines would be the prevailing market rate for federal funds purchased. These lines are available on a short-term basis for general corporate purposes of the Bank and have specified repayment deadlines after disbursement of funds. All of the lenders have reserved the right to withdraw these lines at their option.

     During 1996, the Company entered into a line of credit arrangement with a commercial bank for funding the loans receivable of the Finance Company. The line, which is for a total of $2.2 million, is secured by the common stock of the Bank and bears interest at the prime lending rate less 50 basis points. The line, which requires quarterly interest payments, was renewed in 1997 and matures in October 1998. Under the terms of the line, the Company is required to meet certain covenants, including minimum capital levels and other performance ratios. The Company believes it is in compliance with these covenants. There was no outstanding balance on the line at December 31, 1997. At December 31, 1996, $50,000 was outstanding under the revolving line of credit and $2.15 million was available.

     During 1996, the Finance Company entered into a term loan agreement with an individual who is not affiliated with the Company or its subsidiaries. The $500,000 loan was renewed in 1997, matures in January 1998, bears interest at a fixed rate of 7.5% and is unsecured.

     During 1997, the Company entered into separate term loan agreements with two individuals, one of which is not affiliated with the Company or its subsidiaries and the other who is a director of the Company. The loans bear interest at a fixed rate of 7.25%, are unsecured, and mature at various dates in 1998.

     Other  borrowings  at  December  31  are  summarized  as  follows:




(dollars in thousands)                                  1997    1996
Federal Home Loan Bank advances . . . . . . . . . . .  $2,000  $2,000
Line of credit payable to a commercial bank due
 October 1997, bearing interest at 7.75% in 1996. . .       -      50
Term loan payable to an individual due January 1998,
 bearing interest at 7.50%. . . . . . . . . . . . . .     500     500
Term loan payable to an individual due February
 1998, bearing interest at 7.25%. . . . . . . . . . .     180       -
Term loan payable to an individual due March 1998,
 bearing interest at 7.25%. . . . . . . . . . . . . .     320       -
                                                       ------  ------
                                                       $3,000  $2,550
                                                       ======  ======



NOTE  8  -  INCOME  TAXES
     A reconciliation of expected federal tax expense, at the statutory federal tax rate of 34%, to consolidated effective income tax expense for the years ended December 31 is as follows:




(dollars in thousands)                 1997   1996    1995
Expected federal income tax expense.  $ 840   $ 560  $ 285
Adjustments to income tax:
   Change in beginning of year
    valuation allowance for
    deferred tax assets. . . . . . .     (3)      -     (3)
   State income tax, net of
    federal benefit. . . . . . . . .     49      29     20
   Other . . . . . . . . . . . . . .      9      55     10
                                      ------  -----  ------
Total. . . . . . . . . . . . . . . .  $ 895   $ 644  $ 312
                                      ======  =====  ======




     Income  tax  expense  for  the  years  ended  December  31 is as follows:




(dollars in thousands)                                       1997    1996    1995
Current tax provision:
  Federal . . . . . . . . . . . . . . . . . . . . . . . . .  $ 798  $ 727   $ 334
  State . . . . . . . . . . . . . . . . . . . . . . . . . .     74     48      30
                                                             -----  ------  ------
                                                               872    775     364
                                                             -----  ------  ------
Deferred tax provision (benefit):
  Federal . . . . . . . . . . . . . . . . . . . . . . . . .     23   (131)    (52)
  State . . . . . . . . . . . . . . . . . . . . . . . . . .      -      -       -
                                                             -----  ------  ------
                                                                23   (131)    (52)
                                                             -----  ------  ------
Total tax provision . . . . . . . . . . . . . . . . . . . .  $ 895  $ 644   $ 312
                                                             =====  ======  ======



   The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:




(dollars in thousands)                                        1997    1996
Deferred tax assets:
  Allowance for loan losses deferred for tax purposes . . .  $ 559   $ 469
  Accrual-to-cash adjustment. . . . . . . . . . . . . . . .      4      17
  Depreciation for financial reporting in excess of amount.     12       2
for income tax reporting
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .     26      28
                                                             ------  ------
          Gross deferred tax assets . . . . . . . . . . . .    601     516
          Less: valuation allowance . . . . . . . . . . . .    (25)    (28)
                                                             ------  ------
          Net deferred tax assets . . . . . . . . . . . . .    576     488
                                                             ------  ------
Deferred tax liabilities:
  Net deferred loan costs . . . . . . . . . . . . . . . . .    (35)    (49)
  Accumulated discount accretion. . . . . . . . . . . . . .      -      (6)
  Unrealized net gains on securities available for sale . .    (46)      -
  Compensation for tax purposes related to restricted . . .   (136)      -
stock plan, deferred for financial reporting
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      -      (5)
                                                             ------  ------
          Gross deferred tax liabilities. . . . . . . . . .   (217)    (60)
                                                             ------  ------
Net deferred tax asset. . . . . . . . . . . . . . . . . . .  $ 359   $ 428
                                                             ======  ======



   A portion of the change in the net deferred tax asset relates to the change in unrealized net losses and gains on securities available for sale. The related current period deferred tax expense of $46,000 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax expense.

   The valuation allowance for deferred income taxes as of January 1, 1997 was $28,000. During 1997, the valuation allowance decreased $3,000 based on actual earnings of the Company for that year which provided sufficient justification to recognize that portion of the related deferred tax asset. There was no net change in the total valuation allowance during 1996 which totaled $28,000 at December 31, 1995 and 1996. The valuation allowance, which totaled $25,000 at December 31, 1997, is related to state net operating loss carryforwards and is established as the Company is not certain that realization of this portion of the net deferred tax asset is more likely than not based on the historical lack of taxable income for state tax purposes.



NOTE  9  -  OTHER  INCOME  AND  OTHER  EXPENSES
     Other  income  for  the  years  ended  December  31  are  as  follows:




(dollars in thousands)                1997   1996   1995
Late charges and other loan fees . .  $ 180  $ 152  $  82
Mortgage origination fees. . . . . .     55     52     60
Nondeposit product sales commission.    104    178     44
Other. . . . . . . . . . . . . . . .     61     25     59
                                      -----  -----  -----
                                      $ 400  $ 407  $ 245
                                      =====  =====  =====



          Other operating expenses for the years ended December 31 are as follows:




(dollars in thousands)                     1997    1996    1995
Advertising and public relations . . . .  $  256  $  171  $  146
Stationary, printing and office support.     317     262     182
Credit card service expense. . . . . . .     194     171     128
Deposit and branch expenses. . . . . . .     111     143     121
Legal and professional fees. . . . . . .     203     160     133
Insurance premiums and claims. . . . . .      97      86      70
Amortization of intangibles. . . . . . .     154     106      37
Other. . . . . . . . . . . . . . . . . .     202     186     279
                                          ------  ------  ------
                                          $1,534  $1,285  $1,096
                                          ======  ======  ======



NOTE  10  -  COMMITMENTS
     The Bank leases one building under a noncancellable operating lease which had an initial term of five years and was renewed for a five year term in April 1995. The lease on the Bank building has an additional option to renew under substantially the same terms with certain rate escalations. The Finance Company branches are housed in leased facilities which have terms of from two to ten years, each with various renewal options and with monthly payments ranging from $350 - $1,250 per month.

     Minimum rental commitments under noncancellable leases at December 31, 1997, exclusive of renewal options, are as follows (dollars in thousands):





1998 . . . . . . . . . .  $200
1999 . . . . . . . . . .   163
2000 . . . . . . . . . .    75
2001 . . . . . . . . . .    22
2002 . . . . . . . . . .    15
2003 and beyond. . . . .    16
                          ----

Total minimum obligation  $491
                          ====

         Rent expense included in the accompanying consolidated statements of income under the caption "Occupancy" totaled $204,000, $180,000, and $154,000, respectively, for the years ended December 31, 1997, 1996, and 1995.

NOTE  11  -  FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE  SHEET  RISK
     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

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

     At December 31, 1997, the Company's commitments to extend additional credit, including obligations under the Company's revolving credit card program, totaled approximately $35,333,000, of which approximately $2,439,000 represents commitments to extend credit at fixed rates of interest. Commitments to extend credit at fixed rates exposes the Company to some degree of interest rate risk.

     Included in the Company's total commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $2,679,000 at December 31, 1997. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.


NOTE  12  -  PER  SHARE  INFORMATION
     On December 30, 1997, the Company issued a 5% stock distribution in the form of a stock dividend. The distribution was issued to all shareholders of record on December 15, 1997 and resulted in the issuance of 68,296 shares of common stock of the Company. All average share and per share data have been restated to reflect this stock distribution as of the earliest period presented.

     The following is a reconciliation of the denominators of the basic and diluted per-share computations for net income. There was no required adjustment to the numerator from the net income reported on the accompanying statements of income.






                                   1997        1997        1996        1996        1995        1995
                                ----------  ----------  ----------  ----------  ----------  ----------
                                  Basic      Diluted      Basic      Diluted      Basic      Diluted
Net income . . . . . . . . . .  $1,575,000  $1,575,000  $1,002,000  $1,002,000  $  529,000  $  529,000
                                ----------  ----------  ----------  ----------  ----------  ----------
Weighted average shares. . . .   1,412,806   1,412,806   1,399,493   1,399,493   1,397,144   1,397,144
Effect of Dilutive Securities:
    Stock options. . . . . . .           -     148,625           -     109,385           -      78,066
                                ----------  ----------  ----------  ----------  ----------  ----------
                                 1,412,806   1,561,431   1,399,493   1,508,878   1,397,144   1,475,210
                                ----------  ----------  ----------  ----------  ----------  ----------
Per-share amount . . . . . . .  $     1.11  $     1.01  $     0.72  $     0.66  $     0.38  $     0.36
                                ==========  ==========  ==========  ==========  ==========  ==========



NOTE  13  -  STOCK  COMPENSATION  PLANS
     The Company has a Restricted Stock Plan for awards to certain key employees. Under the Restricted Stock Plan, the Company may grant common stock to its employees for up to 121,550 shares. All shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. The restrictions as to transferability of shares granted under this plan vest over a period of 5 years at a rate of 20% on each anniversary date of the grant. At December 31, 1997, there were 25,200 shares (adjusted for stock distributions) of
restricted  stock  outstanding.    Deferred  compensation  representing  the
difference between the fair market value of the stock at the date of grant and the cash paid for the stock is being amortized over a 5 year period commencing in 1998 when the restrictions begin to lapse.

     The Company has an Incentive Stock Option Plan and a Non-Employee Stock Option Plan (collectively referred to as stock-based option plans). Under the Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. The stock option plan authorizes the granting of stock options up to a maximum of 345,718 shares of common stock, adjusted for stock distributions.

     Under the Non-Employee Stock Option Plan, options have been granted, at a price not less than the fair market value of the shares at the date of grant, to eligible directors as a retainer for their services as directors. Options granted are exercisable for a period of ten years from the date of grant. Options granted on January 1, 1995 became exercisable one year after the date of grant. Options granted on January 1, 1996 become exercisable over a period of nine years at a rate of 11.1% on each of the first nine anniversaries of the date of grant. As of January 1, 1996, all 151,928 stock options (adjusted for stock distributions) authorized to be granted under this plan had been granted.

     The following is a summary of the activity under the stock-based option plans for the years ended December 31, 1997, 1996 and 1995 is as follows:






                            1997      1997       1996      1996       1995      1995
                                    Weighted             Weighted             Weighted
                                     Average              Average              Average
                                    Exercise             Exercise             Exercise
                           Shares     Price     Shares     Price     Shares     Price
                          -------   ---------  --------  ---------  --------  ---------
Outstanding, January 1 .  425,207   $   10.92  213,140   $    8.10  181,910   $    7.41
Granted. . . . . . . . .   27,405   $   15.05  226,373   $   13.48   34,581   $   11.51
Canceled . . . . . . . .   (6,097)  $   13.74  (10,370)  $    9.86   (3,351)  $    6.01
Exercised. . . . . . . .  (12,304)  $    5.90   (3,936)  $    6.93        -           -
                          -------   ---------  --------  ---------  --------  ---------
Outstanding, December 31  434,211   $   11.29  425,207   $   10.92  213,140   $    8.10
                          ========  =========  ========  =========  ========  =========
Exercisable, December 31  194,809   $    9.02  139,864   $    7.14   92,009   $    6.41
                          ========  =========  ========  =========  ========  =========



    The following table summarizes information about stock options outstanding under the stock-based option plans at December 31, 1997:


                                 Options Outstanding                Options Exercisable
                           ------------------------------------    ---------------------
                              Number      Weighted-   Weighted-     Number     Weighted-
                              Options      Average     Average      Options     Average
                            Outstanding   Remaining    Exercise   Exercisable   Exercise
                               as of     Contractual    Price        as of       Price
Range of Exercise Prices:    12/31/97       Life                   12/31/97
-------------------------   ----------   -----------  ---------   ----------  ----------
5.22  -  $7.05. . . . . .       82,478    3.1 years  $     5.80       81,967  $     5.79
8.03  -  $9.67. . . . . .       89,502    6.8 years  $     9.56       59,777  $     9.57
12.96 - $19.29. . . . . .      262,231    8.5 years  $    13.61       53,065  $    13.40
                            ----------   ----------  -----------  ----------- -----------
5.22  - $19.29. . . . . .      434,211    7.2 years  $    11.29      194,809  $     9.02
                            ===========  ===========  ==========  ===========  ==========

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's incentive and non-employee stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996, and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced to the proforma amounts as follows:




(dollars, except per share, in thousands)   1997    1996   1995
Net earnings - as reported. . . . . . . .  $1,575  $1,002  $ 529
Net earnings - proforma . . . . . . . . .  $1,321  $  760  $ 475
Diluted earnings per share - as reported.  $ 1.01  $  .66  $ .36
Diluted earnings per share - proforma . .  $ 0.85  $  .50  $ .32



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: expected volatility of 26.5%, 6.4%, and 4.6% for 1997, 1996 and 1995, respectively; risk-free interest rate of 5.70%, 6.21%, and 5.37% for 1997, 1996, and 1995, respectively; and expected lives of 6 years in all years
presented.    There  were  no  cash  dividends  in  any  year.

NOTE  14  -  EMPLOYEE  BENEFIT  PLAN
     The Company maintains an employee benefit plan for all eligible employees of the Company and its subsidiaries under the provisions of Internal Revenue Code Section 401K. The Summit Retirement Savings Plan (the "Plan") allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches employee contributions from one percent to a maximum of six percent of deferred compensation. The matching contributions were 4%, 2%, and 1% of deferred compensation for 1997, 1996 and 1995, respectively. A total of $61,000, $29,000, and $10,000, respectively, in 1997, 1996, and 1995 was charged to operations for the Company's matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after five years of service.

NOTE 15 - CASH, DIVIDEND AND LOAN RESTRICTIONS AND CONTINGENT LIABILITIES In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that may result in cash, debt and dividend restrictions. A summary of the most restrictive items follows.

     The Company's banking subsidiary is required to maintain average reserve balances with the Federal Reserve Bank. The amount of the required reserve balance for the year ended December 31, 1997 was $465,000.

     The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. Prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. As of December 31, 1997, no cash dividends have been declared or paid by the Bank and the Bank had available retained earnings of $3.3 million.

     Under Federal Reserve Board regulations, the Bank is limited in the amount it may loan to the Company or the Finance Company. Loans made by the Bank to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank's capital, surplus and undivided profits, after adding back the allowance for loan losses. Certain collateral restrictions also apply to loans from the Bank to its affiliates.

     In the normal course of business, the Company and its subsidiaries are periodically involved in litigation. In the opinion of the Company's management, none of this litigation should have a material adverse effect on the accompanying consolidated financial statements.

NOTE  16  -  CAPITAL  REQUIREMENTS  AND  REGULATORY
     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table following) of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     At December 31, 1997 and 1996, the Company and the Bank are both categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table following. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following tables present the Company's and the Bank's actual capital amounts and ratios at December 31, 1997 and 1996 as well as the minimum calculated amounts for each regulatory defined category.





                                                             For                 To Be
(dollars in thousands)                   Actual            Capital            Categorized
                                         ------           Adequacy               "Well
                                                          Purposes           Capitalized"
                                                          ---------          ------------
                                         Amount   Ratio    Amount    Ratio      Amount      Ratio
                                         ------   ------   -------   -----      -------     ------
AS OF DECEMBER 31, 1997
THE COMPANY
---------------------------------------
Total capital to risk-weighted assets .  $14,871  11.68%  $  10,187   8.00%  $      12,733  10.00%
Tier 1 capital to risk-weighted assets.  $13,279  10.43%  $   5,093   4.00%  $       7,640   6.00%
Tier 1 capital to average assets. . . .  $13,279   8.87%  $   5,986   4.00%  $       7,483   5.00%
THE BANK
---------------------------------------
Total capital to risk-weighted assets .  $13,307  10.68%  $   9,971   8.00%  $      12,464  10.00%
Tier 1 capital to risk-weighted assets.  $11,792   9.46%  $   4,985   4.00%  $       7,478   6.00%
Tier 1 capital to average assets. . . .  $11,792   8.02%  $   5,885   4.00%  $       7,356   5.00%

AS OF DECEMBER 31, 1996
THE COMPANY
---------------------------------------
Total capital to risk-weighted assets .  $13,124  12.17%  $   8,625   8.00%  $      10,781  10.00%
Tier 1 capital to risk-weighted assets.  $11,637  10.79%  $   4,312   4.00%  $       6,469   6.00%
Tier 1 capital to average assets. . . .  $11,637   9.54%  $   4,880   4.00%  $       6,100   5.00%
THE BANK
---------------------------------------
Total capital to risk-weighted assets .  $11,012  10.47%  $   8,416   8.00%  $      10,519  10.00%
Tier 1 capital to risk-weighted assets.  $ 9,712   9.23%  $   4,208   4.00%  $       6,311   6.00%
Tier 1 capital to average assets. . . .  $ 9,712   7.67%  $   5,064   4.00%  $       6,330   5.00%



NOTE  17  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practicable to estimate fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations which require the
exchange  of  cash  or  other  financial  instruments.    Certain  items  are
specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment, and other assets and liabilities.

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

     Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts maturing during 1998 are valued at their carrying value. Certificate of deposit accounts maturing after 1998 are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

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

     The estimated fair values of the Company's financial instruments are as follows:




(dollars in thousands)                 1997        1997        1996        1996
                                     Carrying    Estimated   Carrying    Estimated
                                      Amount    Fair Value    Amount    Fair Value
                                     --------   -----------  --------   -----------
Financial Assets:
Cash and interest-bearing deposits.  $   6,441  $     6,441  $   6,026  $     6,026
Federal funds sold. . . . . . . . .      2,920        2,920      3,000        3,000
Securities available for sale . . .     28,213       28,213     18,511       18,511
Loans receivable, net . . . . . . .    117,027      116,438    101,205      100,933
Financial Liabilities:
Deposits. . . . . . . . . . . . . .    140,928      141,181    117,805      117,896
Repurchase agreements . . . . . . .        803          803        761          761
Short-term FHLB advances. . . . . .      2,000        2,000      2,000        2,000
Other short-term borrowings . . . .      1,000        1,000        550          550
Off-Balance Sheet Instruments:
Commitments to extend credit. . . .     32,654       32,654     26,058       26,058
Standby letters of credit . . . . .      2,679        2,679      2,675        2,675



NOTE  18  -  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
     Consolidated quarterly operating data for the years ended December 31 is summarized as follows (per share data has been restated to reflect the stock distributions issued and restated for reporting in accordance with SFAS No.
128):





(dollars in thousands, except     First      First     Second     Second      Third      Third     Fourth     Fourth
per share data)                  Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                  1997       1996       1997       1996       1997       1996       1997       1996
Interest income. . . . . . . .  $  3,060   $  2,364   $  3,269   $  2,536   $  3,474   $  2,742   $  3,578   $  2,905
Interest expense . . . . . . .    (1,400)    (1,164)    (1,513)    (1,227)    (1,731)    (1,252)    (1,760)    (1,321)
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income. . . . . .     1,660      1,200      1,756      1,309      1,743      1,490      1,818      1,584
Provision for loan losses. . .       (87)       (82)      (124)      (103)       (45)      (128)      (136)      (203)
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income after
 provision for loan losses . .     1,573      1,118      1,632      1,206      1,698      1,362      1,682      1,381
Other income . . . . . . . . .       240        243        254        258        259        242        282        237
Other expenses . . . . . . . .    (1,274)    (1,093)    (1,255)    (1,044)    (1,281)    (1,081)    (1,340)    (1,183)
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before taxes. . . . . .       539        268        631        420        676        523        624        435
Income taxes . . . . . . . . .      (199)      (102)      (231)      (160)      (244)      (202)      (221)      (180)
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income . . . . . . . . . .  $    340   $    166   $    400   $    260   $    432   $    321   $    403   $    255
                                =========  =========  =========  =========  =========  =========  =========  =========
Net income per share:
   Basic . . . . . . . . . . .  $   0.24   $   0.12   $   0.28   $   0.19   $   0.31   $   0.23   $   0.28   $   0.18
   Diluted . . . . . . . . . .  $   0.22   $   0.11   $   0.26   $   0.18   $   0.28   $   0.22   $   0.25   $   0.17
Averages common shares
 outstanding (in thousands):
   Basic . . . . . . . . . . .     1,409      1,398      1,411      1,398      1,412      1,398      1,420      1,401
   Diluted . . . . . . . . . .     1,524      1,478      1,519      1,482      1,537      1,481      1,633      1,511



NOTE  19  -  CONDENSED  FINANCIAL  INFORMATION
     The following is condensed financial information of Summit Financial Corporation (parent company only) at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995.


                         SUMMIT FINANCIAL CORPORATION
                           CONDENSED BALANCE SHEETS

                                        December 31,
                                       ---------------
(dollars in thousands)                  1997     1996
ASSETS
Cash. . . . . . . . . . . . . . . . .  $    34  $    43
Investment in bank subsidiary . . . .   11,882    9,712
Investment in nonbank subsidiary. . .       67      154
Due from subsidiaries . . . . . . . .    1,930    1,801
Other assets. . . . . . . . . . . . .        3        5
                                       -------  -------
                                       $13,916  $11,715
                                       =======  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Accruals and other liabilities. . . .  $    47  $    28
Other borrowings. . . . . . . . . . .      500       50
Shareholders' equity. . . . . . . . .   13,369   11,637
                                       -------  -------
                                       $13,916  $11,715
                                       =======  =======



                        SUMMIT FINANCIAL CORPORATION
                        CONDENSED STATEMENTS OF INCOME

                                       For the Years Ended
                                          December 31,
                                      ---------------------
(dollars in thousands)                1997     1996     1995
Interest income . . . . . . . . . .  $  175   $  181   $ 161
Interest expense. . . . . . . . . .     (13)     (30)    (43)
                                     -------  -------  ------
Net interest income . . . . . . . .     162      151     118
Other operating expenses. . . . . .     (40)     (29)    (38)
                                     -------  -------  ------
Net operating income. . . . . . . .     122      122      80
Equity in undistributed net income
 of subsidiaries. . . . . . . . . .   1,493      924     479
                                     -------  -------  ------
Income before taxes . . . . . . . .   1,615    1,046     559
Income taxes. . . . . . . . . . . .     (40)     (44)    (30)
                                     -------  -------  ------
                                     $1,575   $1,002   $ 529
                                     =======  =======  ======





                          SUMMIT FINANCIAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                  For the Years Ended December 31,
                                                  --------------------------------
(dollars in thousands)                                 1997      1996     1995
Operating activities:
Net income. . . . . . . . . . . . . . . . . . . . .  $ 1,575   $ 1,002   $ 529
Adjustments to reconcile net income to net cash:
Equity in undistributed net income of subsidiaries.   (1,493)     (924)   (479)
Decrease in other assets. . . . . . . . . . . . . .        -        21       6
Increase (decrease) in other liabilities. . . . . .       19       (51)     43
Deferred taxes. . . . . . . . . . . . . . . . . . .        2        25      (5)
                                                     --------  --------  ------
                                                         103        73      94
                                                     --------  --------  ------
INVESTING ACTIVITIES:
Net increase in due from subsidiary . . . . . . . .     (129)     (701)   (580)
Maturities of investment securities . . . . . . . .        -     2,000     950
Capital contribution to bank subsidiary . . . . . .     (500)   (1,000)      -
                                                     --------  --------  ------
                                                        (629)      299     370
                                                     --------  --------  ------
FINANCING ACTIVITIES:
Proceeds from notes payable . . . . . . . . . . . .      500        50     100
Repayments of notes payable . . . . . . . . . . . .      (50)     (600)      -
Net increase in due to subsidiary . . . . . . . . .        -         -    (503)
Employee stock options exercised. . . . . . . . . .       72        28       -
Cash paid in lieu of fractional shares. . . . . . .       (5)       (3)     (4)
                                                     --------  --------  ------
                                                         517      (525)   (407)
                                                     --------  --------  ------
Net change in cash and cash equivalents . . . . . .       (9)     (153)     57
Balance, beginning of year. . . . . . . . . . . . .       43       196     139
                                                    --------  --------  ------
Balance, end of year. . . . . . . . . . . . . . . .  $    34   $    43   $ 196
                                                     ========  ========  ======




INDEPENDENT  AUDITORS'  REPORT

The  Board  of  Directors
Summit  Financial  Corporation

     We have audited the accompanying consolidated balance sheets of Summit Financial Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended
December  31,  1997.    These  consolidated  financial  statements  are  the
responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


Greenville,  South  Carolina                    /s/  KPMG  Peat  Marwick
January  15,  1998




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There has been no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.


     PART  III


ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 1998 Annual Meeting of the Shareholders, which information is incorporated herein by reference as follows:
     (a)  Identification  of  Directors:    Page 4 of the 1998 Proxy Statement
     (b)  Identification  of  Executive  Officers:    Page 7 of the 1998 Proxy
Statement
     (c)  Identification  of  Certain  Significant  Employees:    NONE
     (d)  Family  Relationships:    NONE
     (e)  Business  experience:    Pages  5-7  of  the  1998  Proxy  Statement
     (f)  Involvement  in  Certain  Legal  Proceedings:    NONE
     (g)  Promoters  and  Control  Persons:    NONE


ITEM  11.          EXECUTIVE  COMPENSATION

     The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference as follows:

     (a) - (f) Executive Compensation tables: Pages 7-8 of the 1998 Proxy Statement
     (g)  Compensation  of  Directors:    Page  3  of the 1998 Proxy Statement
     (h)  Employment  Contracts:    Page  9  of  the  1998  Proxy  Statement
     (i)  Repricing  of  Options/SARs:    NONE
     (j)  Compensation  Committee  Interlocks:    Page  10  of  the 1998 Proxy
Statement
     (k)  Compensation  Committee  Report:    Pages  9-10  of  the  1998 Proxy
Statement
     (l)  Performance  Graph:    Page  11  of  the  1998  Proxy  Statement


ITEM  12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the heading "Election of Directors" on pages 4-5 in the definitive Proxy Statement of the Company filed in connection with its 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this item is set forth under the heading "Compensation Committee Interlocks and Insider Participation" on page 10 and "Certain Transactions" on page 12 in the definitive Proxy Statement of the Company filed in connection with its 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.


     PART  IV

ITEM  14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

     (a)          List  of  documents  filed  as  a  part  of  this  report:

     1.    Financial  Statements:

          The following consolidated financial statements and report of independent auditors of the Company are included in Part I, Item 8 hereof:

          Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations For The Years Ended December
31,  1997,  1996,  1995
          Consolidated Statements of Shareholders' Equity For The Years Ended December 31, 1997, 1996, and 1995
          Consolidated Statements of Cash Flows For The Years Ended December 31, 1997, 1996, 1995
          Notes  to  Consolidated  Financial  Statements
          Report  of  Independent  Auditors

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

     10.4      Employment Agreement of Blaise B. Bettendorf dated December 15,
1997.

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

     10.7         Employment Agreement of James B. Schwiers dated December 15,
1997.

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

     27          Financial  data  schedule

NOTE: The exhibits listed above will be furnished to any security holder upon written request to Ms. Blaise B. Bettendorf, Chief Financial Officer, Summit Financial Corporation, Post Office Box 1087, Greenville, South Carolina 29602. The Registrant will charge a fee of $.25 per page for photocopying such exhibit.


     (b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1997.

     (c) Exhibits required to be filed with this report, which have not been previously filed as indicated in Item 14(a) above, are submitted as a separate section of this report.

     (d)          Not  applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenville, South Carolina, on the 16th day of March, 1998.

                              SUMMIT  FINANCIAL  CORPORATION
                                /s/  J.  Randolph  Potter
                              ---------------------------
Dated:    March  16,  1998     J. Randolph Potter, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




SIGNATURE                           TITLE                DATE
  /s/ J. Randolph Potter .  President, Chief Executive   March 16, 1998
--------------------------
J. Randolph Potter . . . .  Officer and Director

  /s/ Blaise B. Bettendorf  Senior Vice President        March 16, 1998
--------------------------
Blaise B. Bettendorf . . .  (Principal Financial and
                            Accounting Officer)

  /s/ C. Vincent Brown . .  Chairman                     March 16, 1998
--------------------------
C. Vincent Brown

 /s/ John A. Kuhne . . . .  Vice Chairman                March 16, 1998
--------------------------
John A. Kuhne

  /s/ David C. Poole . . .  Secretary                    March 16, 1998
--------------------------
David C. Poole

  /s/ Ivan E. Block. . . .  Director                     March 16, 1998
--------------------------
Ivan E. Block

  /s/ John A. Burgess. . .  Director                     March 16, 1998
--------------------------
John A. Burgess

  /s/ J. Earle Furman, Jr.  Director                     March 16, 1998
--------------------------
J. Earle Furman, Jr.

  /s/ Charles S. Houser. .  Director                     March 16, 1998
--------------------------
Charles S. Houser

 /s/ John W. Houser. . . .  Director                     March 16, 1998
--------------------------
John W. Houser

 /s/ T. Wayne McDonald . .  Director                     March 16, 1998
--------------------------
T. Wayne McDonald

  /s/ Larry A. McKinney. .  Director                     March 16, 1998
--------------------------
Larry A. McKinney

  /s/ George O. Short, Jr.  Director                     March 16, 1998
--------------------------
George O. Short, Jr.

EXHIBIT  10.4  -  EMPLOYMENT  AGREEMENT  OF  BLAISE  B.  BETTENDORF



STATE  OF  SOUTH  CAROLINA          )
                         )                    EMPLOYMENT  AGREEMENT
COUNTY  OF  GREENVILLE          )


          THIS EMPLOYMENT AGREEMENT, made and entered into this 15th day of December, 1997, by and between BLAISE B. BETTENDORF, a resident of the State and County aforesaid, hereinafter referred to as "Employee" and Summit Financial Corporation, a corporation duly chartered pursuant to the laws of the State of South Carolina, hereinafter referred to as "Employer".
                             W I T N E S S E T H:
          WHEREAS, the Employer is a corporation chartered under the laws of the State of South Carolina and
          WHEREAS, Employee is the Senior Vice President and Chief Financial Officer of the banking operation which is a wholly-owned subsidiary of the Employer; and
          WHEREAS, the terms of this Agreement are subject to the approval by the Board of Directors of the Employer;
          NOW, THEREFORE, in consideration of the mutual promises of the parties and the mutual benefits they will gain by the performance thereof, the parties hereto agree as follows:
          1.          Employment.  That the Employer, subject to the terms and
                      ----------
conditions hereof, does hereby agree to employ the Employee and the Employee accepts such employment, from the date hereof and to continue therefrom until terminated as hereinafter provided.
          2.      Duties.  That the Employee is employed to act as Senior Vice
                  ------
President/Chief Financial Officer of the banking entity, which is a wholly-owned subsidiary of the Employer and to perform such other duties on behalf of the Employer, as well as any subsidiary thereof, which will benefit the Employer.
          3.    Termination  by Employee.  That the Employee may terminate his
                ------------------------
employment hereunder at any time after he has given ninety (90) days prior written notice to the Employer, such notice to be accomplished by delivery of such written termination to either the Chairman of the Board of Directors or President (provided that the Employee is not serving in either capacity) of the Employer.
          4.    Termination  by  Employer.    That  the Employer may terminate
                -------------------------
immediately the Employee=s employment hereunder at any time, with or without cause, by giving written notice of such termination of employment to the Employee.
          5.    Automatic Termination of Employee.  That the employment of the
                ---------------------------------
Employee shall be automatically terminated upon the earlier of any of the following:
          (a)          The  death  of  the  Employee.
          (b) The disability of the Employee so as to prevent the Employee from adequately performing his duties contemplated hereunder (the determination of any such disability shall be within the sole discretion of the Board of Directors of the Employer). The Employee will be compensated at his normal rate until the earlier of: (i) such time as he begins to receive benefits from his disability insurance; or (ii) a period ending one hundred eighty (180) days from such determination of disability.
          6.    Compensation.    That  for  all  of  his duties hereunder, the
                ------------
Employee shall receive compensation at the rate currently in place. However, anything to the contrary notwithstanding, this compensation shall terminate immediately in the event of termination of employment hereunder for any reason whatsoever except for any payments which might be due the Employee under paragraph 5(b) or by reason of the Employer enforcing its covenant not to compete set forth herein below.
          7.    Covenant  Not  to  Compete.
                --------------------------
          (a)  That  in  the  event  the  Employee  voluntarily terminates his employment with the Employer or any subsidiary of the Employer, that the Employee agrees that he will not, directly or indirectly, own, manage, operate, control, be employed by, participate in or be connected in any manner with the ownership, management or operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employee is then actively engaged for a period of twelve (12) months from the date of such termination of employment and within the radius of twenty
(20) miles from where the Employee has his main office or five (5) miles from any branch office, while he is performing his services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the
Employer,  or  such  subsidiary,  is  not  made under duress and that it is an
                                      ---
essential part of the Agreement, without which the Employer would not have engaged or continued the services of the Employee . Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration, the receipt of which is hereby acknowledged and Employee agrees that in the event of a threatened breach of his covenant under this Agreement, that any remedy at law would be inadequate and Employer may seek injunctive relief, as well as damages.
          (b) That in the event that the Employer shall terminate the employment of the Employee, without cause ("cause" is defined herein below), the Employer agrees to pay the Employee one hundred (100%) percent of his regular monthly salary (regular monthly salary shall be computed by dividing by twelve (12) the Employee's W-2 cash salary and cash bonus income from the Employer for the calendar year immediately preceding such termination of employment). Such payment to begin on the last day of the first month following the termination of employment and to continue for one (1) year from the date of termination of employment. At Employer's sole option, and for the same monthly payment amounts, this non-competition agreement may be continued up to a maximum of two (2) years from the date of termination of employment; PROVIDED, HOWEVER, that after one (1) year from the date of termination, Employer shall have the absolute right, in its sole discretion, to terminate, at any time, this said non-competition agreement by giving thirty (30) days prior written notice to the Employee, mailed to the Employee's address designated in Item 8 hereof and this covenant not to compete shall terminate thirty (30) days after the mailing of such notice and the payments referred to herein above shall likewise automatically terminate on said date, after which termination by the Employer, no payments shall be payable as it is expressly acknowledged by both the Employee and the Employer that Employer shall have no obligation whatsoever to continue this covenant not to compete for any period of time beyond one (1) year from the date of termination. Naturally, such notice of termination of such payments by the Employer shall, at that time, release the Employee from his obligation not to compete. Such non-compete shall prevent the Employee from, directly or indirectly, owning, managing, operating, or being employed by, participating in or being connected in any manner with the ownership, management and operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employee is then actively engaged for a period of twelve (12) months (24 months at Employer's sole options) from the date of such termination of employment and within the radius of twenty (20) miles from the office of the Employer, or five (5) miles from any branch office, as the case may be, within which Employee has his main office while he is performing his services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the Employer or such subsidiary is not made under duress and that
                                                ---
it is an essential part of this Agreement, without which the Employer would not have engaged or continued the services of the Employee. Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration, the receipt of which is hereby acknowledged and Employee agrees that in the event of a threatened breach of his covenant under this
Agreement, that any remedy at law would be inadequate and Employer may seek injunctive relief, as well as damages.
          (c) That in the event that the Employer shall terminate the employment of the Employee for cause (with "cause" being defined under this Agreement to mean either: (i) willful failure of the Employee to substantially perform prescribed duties other than a result of disability (the Employee shall be given written notice of an alleged willful failure to substantially perform such prescribed duties and shall have a period of thirty (30) days to correct such willful failure to substantially perform such prescribed duties); or (ii) the willful engaging in misconduct significantly detrimental to the Employer), the Employer agrees to pay the Employee one hundred (100%) percent of his regular monthly salary ("regular monthly salary" shall be computed by dividing by twelve (12) the Employee's W-2 cash salary and cash bonus income from the Employer for the calendar year immediately preceding such termination of employment) for a period of one (1) month. Further, that in the event of such termination for cause, the Employee agrees that he will not, directly or indirectly, own, manage, operate, control, be employed by, participate in, or be connected in any manner with the ownership, management or operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employee is then actively engaged for a period of six (6) months from the date of termination of employment and within a radius of twenty (20) miles from where the employee has his main office, or five (5) miles from any branch office, while he is performing the services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the Employer, or such subsidiary, is not made under duress and that it is an
                                       ---
essential part of this Agreement, without which the Employer would not have engaged or continued the services of the Employee. Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration and Employee agrees that in the event of a threatened breach of his covenant under this Agreement, that any remedy at law would be inadequate and Employer may seek injunctive relief, as well as damages.
          (d) That in the event the Employee is terminated by the Employer after a change in control (as hereinafter defined) or by the Employer during the pendency of a potential change in control (other than for cause in either case) or by the Employee for good reason after a change in control, then the Employee is entitled to an amount equal to three (3) times his annual base pay amount, said amount to be paid in three (3) equal annual installments without any interest due thereon, the first installment being due within thirty (30) days from the date of such termination and annually thereafter until paid in full, as defined under the Internal Revenue Code, less One ($1.00) Dollar. This annual base pay amount would be the average of the Employee's W-2 annual cash salary and cash bonus income from the Employer over the five (5) most recent taxable years. The Employee is also entitled to continued life, disability and medical insurance coverage for a period of twelve (12) months.
          A change in control occurs if: (i) any person or entity acting directly or indirectly or through or in concert (other than persons who are presently on the Board of Directors for the Employer) with one or more persons, acquires the power, directly or indirectly, to vote twenty-five (25%) percent or more of any class of voting securities of the Employer; or (ii) the Employer becomes a subsidiary of another corporation or is merged or consolidated into another corporation. A potential change in control occurs if: (i) the Employer has entered into an agreement, the consummation of which would result in a change in control; (ii) any person publicly announces his intention to take or to consider taking actions which, if consummated, would constitute a change in control; or (iii) any person becomes the beneficial owner, as defined under Securities and Exchange Commission rules, directly or indirectly of the Employer's securities which represent nine and one-half (9.5%) percent or more of the combined voting power of the Employer's then outstanding securities entitled to elect directors; or (iv) the Board of Directors adopts a resolution to the effect that a potential change in control for purposes of the agreement has occurred. A potential change in control remains pending for purposes of receiving payments under the agreement until the earlier of the occurrence of a change in control or a determination by the Board of Directors or a committee thereof (at any time) that a change of control is not or was no longer reasonably expected to occur.
          Termination of employment because of disability, retirement or death, or by the Employer for cause or by the Employee for any reason other than for good reason, will not result in the full payment of benefits under the provisions of paragraph 7(d) above. "Cause" is defined under the agreement to mean: (i) willful failure substantially to perform prescribed duties other than as a result of disability; or (ii) the willful engaging in misconduct significantly detrimental to the Employer. "Good reason" for Employee to terminate employment with the Employer occurs if: (i) duties are assigned that are materially inconsistent with previous duties; (ii) duties and responsibilities are substantially reduced; (iii) base compensation is reduced not as part of an across-the-board reduction for such executives; (iv) participation under compensation plans or arrangements generally made available to persons at the Employee's level of responsibility at the Employer is denied except as otherwise provided; (v) a successor fails to assume the agreement; or (vi) termination is made without compliance with prescribed procedures.
          8.    Addresses.    That,  unless  mutually  amended in writing, any
                ---------
notices required or permitted to be given under this Agreement shall be sufficient if in writing and sent by registered mail to the following addresses:
          FOR  THE  EMPLOYER:
          Summit  Financial  Corporation
          C/O  J.  Randolph  Potter
          P  O  Box  1087
          Greenville,  SC  29602

          FOR  THE  EMPLOYEE:
          Blaise  B.  Bettendorf
          103  Cypress  Ridge
          Greenville,  SC  29609

          9.   Vacation.  That during the term of active employment hereunder,
               --------
the Employee shall be entitled to an annual paid vacation of three (3) weeks to be taken at such reasonable time or times as allowed by the Board of Directors of the Employer.
        10.    Employee Benefits.  That the
               -----------------
Employee shall be entitled, during the term of active employment hereunder, to those employee benefits currently in place for the Employee.
        11.    State  Law.   That
               ----------
this Agreement is made pursuant to the laws of the State of South Carolina and shall be construed thereby.
          12.  Entire Agreement.  That this Agreement constitutes the sole and
               ----------------
complete agreement between the Employer and the Employee and it is agreed that no verbal or other statement, inducements or representations have been made to or relied upon by the Employee and that no modification to this Agreement shall be binding upon either party hereto unless in writing and signed by each party.
          13.    Binding  Effect.    That  this  Agreement is binding upon the
                 ---------------
parties hereto, their successors, personal representatives, legal representatives, heirs and assigns (however this Agreement shall not be assigned by the Employee unless the Employer shall agree thereto in writing).
          IN WITNESS WHEREOF, the parties hereto have signed and sealed this Agreement on the date above first written.

EMPLOYER:
SUMMIT  FINANCIAL  CORPORATION

/s/  J.  Randolph  Potter,  President

/s/  C.  Vincent  Brown,  Chairman


EMPLOYEE:

/s/  Blaise  B.  Bettendorf

EXHIBIT  10.7  -  EMPLOYMENT  AGREEMENT  OF  JAMES  B.  SCHWIERS


STATE  OF  SOUTH  CAROLINA          )
                         )                    EMPLOYMENT  AGREEMENT
COUNTY  OF  GREENVILLE          )


          THIS EMPLOYMENT AGREEMENT, made and entered into this 15th day of December, 1997, by and between JAMES B. SCHWIERS, a resident of the State and County aforesaid, hereinafter referred to as "Employee" and Summit Financial Corporation, a corporation duly chartered pursuant to the laws of the State of South Carolina, hereinafter referred to as "Employer".
                             W I T N E S S E T H:
          WHEREAS, the Employer is a corporation chartered under the laws of the State of South Carolina and
          WHEREAS, Employee is the Executive Vice President and Chief Operating Officer of the banking operation which is a wholly-owned subsidiary of the Employer; and
          WHEREAS, the terms of this Agreement are subject to the approval by the Board of Directors of the Employer;
          NOW, THEREFORE, in consideration of the mutual promises of the parties and the mutual benefits they will gain by the performance thereof, the parties hereto agree as follows:
          1.          Employment.  That the Employer, subject to the terms and
                      ----------
conditions hereof, does hereby agree to employ the Employee and the Employee accepts such employment, from the date hereof and to continue therefrom until terminated as hereinafter provided.
          2.        Duties.  That the Employee is employed to act as Executive
                    ------
Vice President/Chief Operating Officer of the banking entity, which is a wholly-owned subsidiary of the Employer and to perform such other duties on behalf of the Employer, as well as any subsidiary thereof, which will benefit the Employer.
          3.    Termination  by Employee.  That the Employee may terminate his
                ------------------------
employment hereunder at any time after he has given ninety (90) days prior written notice to the Employer, such notice to be accomplished by delivery of such written termination to either the Chairman of the Board of Directors or President (provided that the Employee is not serving in either capacity) of the Employer.
          4.    Termination  by  Employer.    That  the Employer may terminate
                -------------------------
immediately the Employee's employment hereunder at any time, with or without cause, by giving written notice of such termination of employment to the Employee.
          5.    Automatic Termination of Employee.  That the employment of the
                ---------------------------------
Employee shall be automatically terminated upon the earlier of any of the following:
          (a)          The  death  of  the  Employee.
          (b) The disability of the Employee so as to prevent the Employee from adequately performing his duties contemplated hereunder (the determination of any such disability shall be within the sole discretion of the Board of Directors of the Employer). The Employee will be compensated at his normal rate until the earlier of: (i) such time as he begins to receive benefits from his disability insurance; or (ii) a period ending one hundred eighty (180) days from such determination of disability.
          6.    Compensation.    That  for  all  of  his duties hereunder, the
                ------------
Employee shall receive compensation at the rate currently in place. However, anything to the contrary notwithstanding, this compensation shall terminate immediately in the event of termination of employment hereunder for any reason whatsoever except for any payments which might be due the Employee under paragraph 5(b) or by reason of the Employer enforcing its covenant not to compete set forth herein below.
          7.    Covenant  Not  to  Compete.
                --------------------------
          (a)  That  in  the  event  the  Employee  voluntarily terminates his employment with the Employer or any subsidiary of the Employer, that the Employee agrees that he will not, directly or indirectly, own, manage, operate, control, be employed by, participate in or be connected in any manner with the ownership, management or operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employee is then actively engaged for a period of twelve (12) months from the date of such termination of employment and within the radius of twenty
(20) miles from where the Employee has his main office or five (5) miles from any branch office, while he is performing his services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the
Employer,  or  such  subsidiary,  is  not  made under duress and that it is an
                                      ---
essential part of the Agreement, without which the Employer would not have engaged or continued the services of the Employee. Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration, the receipt of which is hereby acknowledged and Employee agrees that in the event of a threatened breach of his covenant under this Agreement, that any remedy at law would be inadequate and Employer may seek injunctive relief, as well as damages.
          (b) That in the event that the Employer shall terminate the employment of the Employee, without cause ("cause" is defined herein below), the Employer agrees to pay the Employee one hundred (100%) percent of his regular monthly salary (regular monthly salary shall be computed by dividing by twelve (12) the Employee's W-2 cash salary and cash bonus income from the Employer for the calendar year immediately preceding such termination of employment). Such payment to begin on the last day of the first month following the termination of employment and to continue for one (1) year from the date of termination of employment. At Employer's sole option, and for the same monthly payment amounts, this non-competition agreement may be continued up to a maximum of two (2) years from the date of termination of employment; PROVIDED, HOWEVER, that after one (1) year from the date of termination, Employer shall have the absolute right, in its sole discretion, to terminate, at any time, this said non-competition agreement by giving thirty (30) days prior written notice to the Employee, mailed to the Employee's address designated in Item 8 hereof and this covenant not to compete shall terminate thirty (30) days after the mailing of such notice and the payments referred to herein above shall likewise automatically terminate on said date, after which termination by the Employer, no payments shall be payable as it is expressly acknowledged by both the Employee and the Employer that Employer shall have no obligation whatsoever to continue this covenant not to compete for any period of time beyond one (1) year from the date of termination. Naturally, such notice of termination of such payments by the Employer shall, at that time, release the Employee from his obligation not to compete. Such non-compete shall prevent the Employee from, directly or indirectly, owning, managing, operating, or being employed by, participating in or being connected in any manner with the ownership, management and operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employee is then actively engaged for a period of twelve (12) months (24 months at Employer's sole options) from the date of such termination of employment and within the radius of twenty (20) miles from the office of the Employer, or five (5) miles from any branch office, as the case may be, within which Employee has his main office while he is performing his services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the Employer or such subsidiary is not made under duress and that
                                                ---
it is an essential part of this Agreement, without which the Employer would not have engaged or continued the services of the Employee. Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration, the receipt of which is hereby acknowledged and Employee agrees that in the event of a threatened breach of his covenant under this
Agreement, that any remedy at law would be inadequate and Employer may seek injunctive relief, as well as damages.
          (c) That in the event that the Employer shall terminate the employment of the Employee for cause (with "cause" being defined under this Agreement to mean either: (i) willful failure of the Employee to substantially perform prescribed duties other than a result of disability (the Employee shall be given written notice of an alleged willful failure to substantially perform such prescribed duties and shall have a period of thirty (30) days to correct such willful failure to substantially perform such prescribed duties); or (ii) the willful engaging in misconduct significantly detrimental to the Employer), the Employer agrees to pay the Employee one hundred (100%) percent of his regular monthly salary ("regular monthly salary" shall be computed by dividing by twelve (12) the Employee's W-2 cash salary and cash bonus income from the Employer for the calendar year immediately preceding such termination of employment) for a period of one (1) month. Further, that in the event of such termination for cause, the Employee agrees that he will not, directly or indirectly, own, manage, operate, control, be employed by, participate in, or be connected in any manner with the ownership, management or operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employee is then actively engaged for a period of six (6) months from the date of termination of employment and within a radius of twenty (20) miles from where the employee has his main office, or five (5) miles from any branch office, while he is performing the services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the Employer, or such subsidiary, is not made under duress and that it is an
                                       ---
essential part of this Agreement, without which the Employer would not have engaged or continued the services of the Employee. Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration and Employee agrees that in the event of a threatened breach of his covenant under this Agreement, that any remedy at law would be inadequate and Employer may seek injunctive relief, as well as damages.
          (d) That in the event the Employee is terminated by the Employer after a change in control (as hereinafter defined) or by the Employer during the pendency of a potential change in control (other than for cause in either case) or by the Employee for good reason after a change in control, then the Employee is entitled to an amount equal to three (3) times his annual base pay amount, said amount to be paid in three (3) equal annual installments without any interest due thereon, the first installment being due within thirty (30) days from the date of such termination and annually thereafter until paid in full, as defined under the Internal Revenue Code, less One ($1.00) Dollar. This annual base pay amount would be the average of the Employee's W-2 annual cash salary and cash bonus income from the Employer over the five (5) most recent taxable years. The Employee is also entitled to continued life, disability and medical insurance coverage for a period of twelve (12) months.
          A change in control occurs if: (i) any person or entity acting directly or indirectly or through or in concert (other than persons who are presently on the Board of Directors for the Employer) with one or more persons, acquires the power, directly or indirectly, to vote twenty-five (25%) percent or more of any class of voting securities of the Employer; or (ii) the Employer becomes a subsidiary of another corporation or is merged or consolidated into another corporation. A potential change in control occurs if: (i) the Employer has entered into an agreement, the consummation of which would result in a change in control; (ii) any person publicly announces his intention to take or to consider taking actions which, if consummated, would constitute a change in control; or (iii) any person becomes the beneficial owner, as defined under Securities and Exchange Commission rules, directly or indirectly of the Employer's securities which represent nine and one-half (9.5%) percent or more of the combined voting power of the Employer's then outstanding securities entitled to elect directors; or (iv) the Board of Directors adopts a resolution to the effect that a potential change in control for purposes of the agreement has occurred. A potential change in control remains pending for purposes of receiving payments under the agreement until the earlier of the occurrence of a change in control or a determination by the Board of Directors or a committee thereof (at any time) that a change of control is not or was no longer reasonably expected to occur.
          Termination of employment because of disability, retirement or death, or by the Employer for cause or by the Employee for any reason other than for good reason, will not result in the full payment of benefits under the provisions of paragraph 7(d) above. "Cause" is defined under the agreement to mean: (i) willful failure substantially to perform prescribed duties other than as a result of disability; or (ii) the willful engaging in misconduct significantly detrimental to the Employer. "Good reason" for Employee to terminate employment with the Employer occurs if: (i) duties are assigned that are materially inconsistent with previous duties; (ii) duties and responsibilities are substantially reduced; (iii) base compensation is reduced not as part of an across-the-board reduction for such executives; (iv) participation under compensation plans or arrangements generally made available to persons at the Employee's level of responsibility at the Employer is denied except as otherwise provided; (v) a successor fails to assume the agreement; or (vi) termination is made without compliance with prescribed procedures.
          8.    Addresses.    That,  unless  mutually  amended in writing, any
                ---------
notices required or permitted to be given under this Agreement shall be sufficient if in writing and sent by registered mail to the following addresses:
          FOR  THE  EMPLOYER:
          Summit  Financial  Corporation
          C/O  J.  Randolph  Potter
          P  O  Box  1087
          Greenville,  SC  29602

          FOR  THE  EMPLOYEE:
          James  B.  Schwiers
          224  E.  Augusta  Place
          Greenville,  SC  29605

          9.   Vacation.  That during the term of active employment hereunder,
               --------
the Employee shall be entitled to an annual paid vacation of three (3) weeks to be taken at such reasonable time or times as allowed by the Board of Directors of the Employer.
         10.    Employee Benefits.  That the
                -----------------
Employee shall be entitled, during the term of active employment hereunder, to those employee benefits currently in place for the Employee.
         11.    State  Law.   That
                ----------
this Agreement is made pursuant to the laws of the State of South Carolina and shall be construed thereby.
          12.  Entire Agreement.  That this Agreement constitutes the sole and
               ----------------
complete agreement between the Employer and the Employee and it is agreed that no verbal or other statement, inducements or representations have been made to or relied upon by the Employee and that no modification to this Agreement shall be binding upon either party hereto unless in writing and signed by each party.
          13.    Binding  Effect.    That  this  Agreement is binding upon the
                 ---------------
parties hereto, their successors, personal representatives, legal representatives, heirs and assigns (however this Agreement shall not be assigned by the Employee unless the Employer shall agree thereto in writing).
          IN WITNESS WHEREOF, the parties hereto have signed and sealed this Agreement on the date above first written.

EMPLOYER:
SUMMIT  FINANCIAL  CORPORATION

/s/  J.  Randolph  Potter,  President

/s/  C.  Vincent  Brown,  Chairman



EMPLOYEE:


/s/  James  B.  Schwiers

EXHIBIT  23  -  CONSENT  OF  KPMG  PEAT  MARWICK



                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------


The  Board  of  Directors
Summit  Financial  Corporation



We consent to incorporation by reference in the registration statements on Form S-8 (No. 33-83538) Summit Financial Corporation Restricted Stock Plan,
(No.  33-94962)  Summit  Financial Corporation Incentive Stock Option Plan and
(No. 33-94964) Summit Financial Corporation 1995 Non-Employee Stock Option Plan of Summit Financial Corporation of our report dated January 15, 1998, relating to the consolidated balance sheets of Summit Financial Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 Annual report on Form 10-K of the Company.



Greenville,  South  Carolina
March  27,  1998                                         /s/ KPMG Peat Marwick