Form 10-Q
period 1998-03-31
SUMMIT FINANCIAL CORP
filed 1998-05-15
CIK 856223

FORM  10-Q

                     SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.    20549

            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

              For  The  Quarterly  Period  Ended  March  31,  1998

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
organization)

                             Post  Office  Box  1087
                          937  North  Pleasantburg  Drive
                       Greenville,  South  Carolina    29602
     (Address,  including  zip  code,  of  principal  executive  offices)

                              (864)  242-2265
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

As of April 30, 1998, 1,441,510 shares of $1.00 par value common stock were outstanding.


                         SUMMIT FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                  March 31,     December 31,
                                                     1998           1997
                                                 ------------  --------------
ASSETS
Cash and short-term interest-bearing deposits .  $     9,449   $       6,441
Federal funds sold. . . . . . . . . . . . . . .        4,730           2,920
Investments available for sale (amortized cost.       27,841          28,213
 of $27,642 and $28,077
Investments in stock of Federal Reserve Bank, .          792             708
 FHLB and other, at cost
Loans, net of unearned income and net of
 allowance for loan losses of $1,742 and $1,728      114,661         117,027
Premises and equipment, net . . . . . . . . . .        2,294           2,360
Accrued interest receivable . . . . . . . . . .          946           1,168
Other assets. . . . . . . . . . . . . . . . . .        1,339           1,442
                                                 ------------  --------------
                                                 $   162,052   $     160,279
                                                 ============  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Demand . . . . . . . . . . . . . . . . . . . .  $    18,216   $      17,679
 Interest-bearing demand. . . . . . . . . . . .        5,311           6,249
 Savings and money market . . . . . . . . . . .       41,659          37,355
 Time deposits, $100,000 and over . . . . . . .       27,712          29,495
 Other time deposits. . . . . . . . . . . . . .       49,370          50,150
                                                 ------------  --------------
                                                     142,268         140,928
Securities sold under repurchase agreements . .          814             803
Other borrowings. . . . . . . . . . . . . . . .        3,000           3,000
Accrued interest payable. . . . . . . . . . . .        1,148           1,370
Other liabilities . . . . . . . . . . . . . . .          971             809
                                                 ------------  --------------
                                                     148,201         146,910
                                                 ------------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000. . .
  shares authorized; issued and . . . . . . . .
  outstanding 1,441,510 and 1,438,424 shares. .        1,442           1,438
 Additional paid-in capital . . . . . . . . . .       12,371          12,346
 Retained earnings. . . . . . . . . . . . . . .          415             -
 Nonvested restricted stock . . . . . . . . . .         (505)           (505)
 Accumulated other comprehensive income . . . .          128              90
                                                 ------------  --------------
     Total shareholders' equity . . . . . . . .       13,851          13,369
                                                 ------------  --------------
                                                 $   162,052   $     160,279
                                                 ============  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                         SUMMIT FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars, except per share data, in Thousands)


                                                 For the Three Months Ended
                                                          March 31,
                                                       ---------------
                                                     1998            1997
                                                ---------------  ------------
                                                  (Unaudited)    (Unaudited)
Interest Income:
 Loans . . . . . . . . . . . . . . . . . . . .  $        3,009   $     2,673
 Taxable investment securities . . . . . . . .             346           267
 Nontaxable investment securities. . . . . . .              84             8
 Federal funds sold. . . . . . . . . . . . . .              68            71
 Other . . . . . . . . . . . . . . . . . . . .              42            41
                                                ---------------  ------------
                                                         3,549         3,060
                                                ---------------  ------------
Interest Expense:
 Deposits. . . . . . . . . . . . . . . . . . .           1,631         1,339
 Other . . . . . . . . . . . . . . . . . . . .              55            61
                                                ---------------  ------------
                                                         1,686         1,400
                                                ---------------  ------------
     Net interest income . . . . . . . . . . .           1,863         1,660
Provision for loan losses. . . . . . . . . . .             (50)          (87)
                                                ---------------  ------------
     Net interest income after
      provision for loan losses. . . . . . . .           1,813         1,573
                                                ---------------  ------------

Other Income:
 Service charges and fees on deposit accounts.              41            49
 Credit card service fees and income . . . . .              76            60
 Insurance commission fee income . . . . . . .             101            50
 Other income. . . . . . . . . . . . . . . . .             164            80
                                                ---------------  ------------
                                                           382           239
                                                ---------------  ------------
Other Operating Expenses:
 Salaries, wages and benefits. . . . . . . . .             837           691
 Occupancy . . . . . . . . . . . . . . . . . .             112           113
 Furniture, fixtures and equipment . . . . . .             144           106
 Other operating expenses. . . . . . . . . . .             452           364
                                                ---------------  ------------
                                                         1,545         1,274
                                                ---------------  ------------
Net income before income taxes . . . . . . . .             650           538
Provision for income taxes . . . . . . . . . .            (235)         (199)
                                                ---------------  ------------
Net income . . . . . . . . . . . . . . . . . .             415           339
                                                ---------------  ------------
Other comprehensive income, net of tax:
  Unrealized net gain on investments
   available for sale, net of income
   taxes of $25 and ($39). . . . . . . . . . .              38           (83)
                                                ---------------  ------------
Comprehensive income . . . . . . . . . . . . .  $          453   $       256
                                                ===============  ============

Net income per share:
   Basic . . . . . . . . . . . . . . . . . . .  $          .29   $       .24
   Diluted . . . . . . . . . . . . . . . . . .  $          .25   $       .22
Average shares outstanding:
   Basic . . . . . . . . . . . . . . . . . . .       1,440,000     1,409,000
   Diluted . . . . . . . . . . . . . . . . . .       1,692,000     1,524,000


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                 SUMMIT FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (Dollars in Thousands)
                                         (Unaudited)


                                                               Accumulated
                                                                  other                Total
                                           Additional             compre-  Nonvested   share
                                     Common  paid-in   Retained   hensive restricted  holders'
                                     stock   capital   earnings   income     stock    equity
                                     ------  --------  ---------  --------  -------  --------
Balance at December 31, 1996. . . .  $1,335  $ 10,254  $      48        -        -   $11,637
Net income for the three months
 ended March 31, 1997 . . . . . . .       -         -        339        -        -       339
Change in unrealized net gain
 on investment securities available
 for sale . . . . . . . . . . . . .       -         -          -      (83)       -       (83)
Employee stock options exercised. .       8        38          -        -        -        46
                                     ------  --------  ---------  --------  -------  --------
Balance at March 31, 1997 . . . . .  $1,343  $ 10,292  $     387     ($83)  $    0   $11,939
                                     ======  ========  =========  ========  =======  ========

Balance at December 31, 1997. . . .  $1,438  $ 12,346          -  $    90    ($505)  $13,369
Net income for the three months
 ended March 31, 1998 . . . . . . .       -         -        415        -        -       415
Change in unrealized net gain
 on investment securities available
 for sale . . . . . . . . . . . . .       -         -          -       38        -        38
Employee stock options exercised. .       4        25          -        -                 29
                                     ------  --------  ---------  --------  -------  --------
Balance at March 31, 1998 . . . . .  $1,442  $ 12,371  $     415  $   128    ($505)  $13,851
                                     ======  ========  =========  ========  =======  ========


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                             SUMMIT FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)


                                                          For the Three Months Ended
                                                                   March 31,
                                                                ---------------
                                                              1998            1997
                                                         ---------------  ------------
                                                           (Unaudited)    (Unaudited)
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . .  $          415   $       339
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses . . . . . . . . . . . . .              50            87
    Depreciation and amortization . . . . . . . . . . .             116            83
    Gain on sale investments available for sale . . . .              (1)            0
    Net (accretion) amortization of net (discount)
     premium on investments . . . . . . . . . . . . . .             (17)            4
    (Decrease) increase in other assets . . . . . . . .             325          (113)
    (Decrease) increase in other liabilities. . . . . .             (85)          220
                                                         ---------------  ------------
Net cash provided by operating activities . . . . . . .             803           620
                                                         ---------------  ------------

Cash flows from investing activities:
  Purchases of securities available for sale. . . . . .            (750)       (1,694)
  Proceeds from maturities of securities
   available for sale . . . . . . . . . . . . . . . . .             252         1,337
  Proceeds from sales of securities available for sale.             951             -
  Purchases of Federal Home Bank Stock. . . . . . . . .             (84)          (58)
  Net decrease (increase) in loans. . . . . . . . . . .           2,315        (3,109)
  Purchases of net finance loans receivable . . . . . .               -          (499)
  Purchases of fixed assets . . . . . . . . . . . . . .             (49)         (101)
                                                         ---------------  ------------
Net cash provided by (used in) investing activities . .           2,635        (4,124)
                                                         ---------------  ------------

Cash flows from financing activities:
  Net increase in deposit accounts. . . . . . . . . . .           1,340         5,028
  Net increase in securities sold under
   repurchase agreements. . . . . . . . . . . . . . . .              11            10
  Advances from other borrowings. . . . . . . . . . . .           2,500         1,000
  Repayment of other borrowings . . . . . . . . . . . .          (2,500)          (50)
  Proceeds from stock issuance pursuant
   to employee stock option plan. . . . . . . . . . . .              29            46
                                                         ---------------  ------------
Net cash provided by financing activities . . . . . . .           1,380         6,034
                                                         ---------------  ------------
Net increase (decrease) in cash and cash equivalents. .           4,818         2,530
Cash and cash equivalents, beginning of period. . . . .           9,361         9,026
                                                         ---------------  ------------
Cash and cash equivalents, end of period. . . . . . . .  $       14,179   $    11,556
                                                         ===============  ============

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest. . . . . . . .  $        1,908   $     1,317
Cash paid during the period for income taxes. . . . . .  $           36   $        44
Change in market value of investment securities
 available for sale, net of income taxes. . . . . . . .  $           38          ($83)


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                           SUMMIT FINANCIAL CORPORATION
           CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                MARCH 31, 1998

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

     The unaudited consolidated financial statements of the Company at March 31, 1998 and for the periods ended March 31, 1998 and 1997 were prepared in accordance with the instructions for Form 10-Q and, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at March 31, 1998, and the results of operations and cash flows for the periods ended March 31, 1998 and 1997 have been included. The results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10K.

NOTE  2  -  CASH  FLOW  INFORMATION:
     The Company considers those amounts included in the balance sheet captions "Cash and interest-bearing deposits" and "Federal funds sold" to be cash and cash equivalents, which totaled $14,179 and $9,361 at March 31, 1998 and 1997, respectively. Cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are overnight investments and short-term investments with original maturities of less than six months.

NOTE  3  -  COMPREHENSIVE  INCOME:
     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of this Statement. Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances. Comprehensive income is divided into net income and other comprehensive income. The Company's "other comprehensive income" for the three months ended march 31, 1998 and 1997 and "accumulated other comprehensive income" as of March 31, 1998 and 1997 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

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

     During the quarter ended March 31, 1998, the Company's net income totaled $415,000 or $.25 per diluted share. This is compared to net income of $339,000 or $.22 per diluted share for the same quarterly period of 1997 or an increase of 23%.

     Total assets increased approximately $1.8 million or 1% from December 31, 1997 to March 31, 1998. Deposits increased approximately $1.3 million or 1% during the period. Gross loans decreased $2.4 million (2%) from year end due primarily to several loan payoffs and fewer loan originations in the first quarter of 1998 as compared to the prior year. Management does not consider this decline in loans a permanent trend.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

GENERAL
     The Company reported consolidated net income for the quarter ended March 31, 1998 of $415,000, compared to net income of $339,000 for the quarter ended March 31, 1997, or an improvement of approximately $76,000 or 23%. The increase in consolidated earnings for the 1998 period is primarily attributable to (1) a $204,000 or 12% increase in the Company's net interest income related to the higher level of earning assets in 1998 as compared to the prior year, (2) a reduction in the provision for loan losses for the first quarter of 1998 as compared to the prior year due to the lower net loan originations for the 1998 quarter, and (3) the 60% increase in other income related to higher insurance and nondeposit product commission fees and mortgage referral fees. The increases are somewhat offset by a 21% increase in other operating expenses.

     Summit National Bank recorded net earnings of $386,000 for the quarter ended March 31, 1998 which was a 20% increase from the first quarter of 1997 earnings of $322,000. The increase in net income for this subsidiary resulted primarily from a $215,000 (17%) increase in the Bank's net interest income which was directly related to a 19% higher level of earning assets.

     The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded net income for the first quarter of 1998 of $19,000 compared to a net loss of ($2,000) for the first quarter of 1997. The lower operating expenses related to reduced salaries and benefits and the lower provision for loan losses due to fewer charge-offs in 1998 as compared to the same period of 1997 were the primary contributors to the increase in net income in 1998.

NET  INTEREST  INCOME
     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended March 31, 1998, the Company recorded consolidated net interest income of $1.9 million, a 12% increase from the net interest income of $1.7 million for the quarter ended March 31, 1997. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 19% and 17%, respectively, offset somewhat by the decline in net interest margin for the Company.

     For the quarters ended March 31, 1998 and 1997, the Company's consolidated net interest margin was 5.03% and 5.17%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in consolidated net interest margin is related primarily to the higher average cost of liabilities as the Bank offered several promotional deposit rates, combined with the shift of earning assets to lower yielding federal funds sold and short-term interest-bearing deposits as the loan growth slowed in the first quarter of 1998.

INTEREST  INCOME
     For the quarter ended March 31, 1998, the Company's earning assets averaged $153.6 million and had an average yield of 9.49%. This compares to average earning assets of $129.6 million for the first quarter of 1997, yielding 9.53%. Thus, the contributor to the increase in interest income of
$490,000 or 16% between the quarters ended March 31, 1998 and 1997 is the increase in volume of earning assets of 18%, offset somewhat by the 4 basis point reduction in average yield.

     Consolidated loans averaged approximately 77% of the Company's average earning assets for the first quarter of 1998. The majority of the Company's loans are tied to the prime rate (approximately 62% of the Bank's portfolio is at floating rates), which averaged 8.50% and 8.27% for the quarters ended March 31, 1998 and 1997, respectively. During the first quarter of 1998, the Bank's loans averaged $116.1 million, yielding an average rate of 9.09%, compared to $101.9 million, yielding an average of rate 9.00% for the first quarter of 1997. The increase in the average yield on the Bank's loans is primarily related to the increase in the prime lending rate, offset by competitive pricing pressures on new originations. The higher level of average loans (which increased 14%), combined with the increase in average rate, resulted in an increase in consolidated interest income on loans of $336,000 or 13%.

     Investment securities averaged $28.1 million or 18% of average earning assets and yielded 6.68% (tax equivalent basis) during the first quarter of 1998, compared to average securities of $17.9 million yielding 6.33% for the quarter ended March 31, 1997. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities (primarily longer term municipals) purchased during the latter half of 1997 and into 1998 as well as the maturities of some investments at lower than current market yields. The 56% increase in average securities, combined with the increase in average rate, resulted in the increase of interest income on securities of $154,000.


INTEREST  EXPENSE
     The Company's interest expense for the quarter ended March 31, 1998 was $1.7 million. The increase of 20% from the comparable quarter in 1997 of $1.4 million was related to the 17% increase in average volume of interest-bearing liabilities, combined with the increase in average rate of 13 basis points. Interest-bearing liabilities averaged $129.4 million for the first quarter of 1998 with an average rate of 5.28%. This compares to average interest-bearing liabilities of $110.4 million with an average rate of 5.15% for the quarter ended March 31, 1998. The increase in the average rate was the result of (1) the higher level of general interest rates in 1998 as compared to 1997 and (2) the increase in rates paid on money market deposit accounts and certificates of deposit throughout 1997 and into 1998 for promotions to increase deposits.

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

     Included in the net income for the quarter ended March 31, 1998 is a provision for loan losses of $50,000 compared to a provision of $87,000 for the first quarter of 1997. The Company had no net loan growth for the first quarter of 1998 due to numerous large payoffs, fewer originations at the Bank as compared to prior periods, and the expected payoffs of loans at Freedom Finance due to the seasonality of this subsidiary. Based on the reduction in gross loans, the required provision decreased from the comparable period of 1997.

     At March 31, 1998, the consolidated allowance for loan losses was $1.7 million or 1.50% of total gross loans. This compares to an allowance of $1.6 million or 1.50% of gross loans at March 31, 1997. For the quarter ended March 31, 1998, the Company reported net charge-offs of $37,000 or .12% of average loans on an annualized basis. This is compared to consolidated net charge-offs of $7,000 or .03% (annualized) of average loans for the comparable quarter of 1997. There were no loans on nonaccrual status at March 31, 1998 and nonaccrual loans for the prior year were $18,000. Loans past due 90 days and greater totaled $75,000 or 0.06% of gross loans at March 31, 1998 and $98,000 or .09% of gross loans at March 31, 1997. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at March 31, 1998 represents management's estimate of potential losses in the loan portfolio at that date.

OTHER  INCOME  AND  EXPENSES
     Other income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $382,000 for the quarter ended March 31, 1998 compared to $239,000 for the first quarter of 1997, or an increase of 60%. The increase is primarily related to a higher level of annuity and other nondeposit product sales generating commission income and mortgage loan referral fees in the first quarter of 1998 as compared to 1997.

     For the quarter ended March 31, 1998, total overhead expenses were $1.5 million which is an increase of 21% over the amount incurred for the quarter ended March 31, 1997 of $1.3 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $836,000 for the quarter ended March 31, 1998 as compared to $691,000 for the quarter ended March 31, 1997. The increase of $145,000 or 21% is a result of (1) normal annual raises; (2) additional staff added at the Bank between the first quarter of 1997 and March 31, 1998; (3) higher commission expense paid and associated payroll taxes related to the higher nondeposit product sales in the first quarter of 1998; (4) amortization of the compensation expense related to restricted stock granted in late 1997; and (5) additional bonus accruals pursuant to the Bank's incentive bonus program.

     The 35% ($38,000) increase in furniture, fixtures, and equipment ("FFE") between the first quarter of 1997 and 1998 is directly related to a higher level of depreciation at the Bank for fixed asset expenditures in the later part of 1997 and in anticipation of expenditures in 1998, primarily software and hardware related to technology upgrades and furnishings and equipment for a new leased branch facility expected to open in the fourth quarter of 1998.

     Included in the line item "other operating expenses", which increased $89,000 or 24% from the comparable quarter of 1997, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. A majority of these items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity increased 29% and accounted for $73,000 or 82% of the increase and, in addition to normal volume-related activity, reported (1) increases in advertising and legal expenses related to the new branch expected to open in the fourth quarter of 1998; (2) higher expenses for the check card product introduced in mid-1997; (3) higher credit card expenses related to the volume of activity in 1998 as compared to 1997; and (4) increased education expense related to training on the new software and hardware installed related to technology upgrades.


INCOME  TAXES
     For the quarter ended March 31, 1998, the Company reported $235,000 in income tax expense, or an effective tax rate of 36%. This is compared to income tax expense of $199,000 for the same quarter of the prior year, or an effective tax rate of 37%. The reduction in the effective rate is primarily related to the increase in tax-free municipal investments purchased throughout 1997.


LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. The Company's primary liquid assets accounted for 16% of average assets at both March 31, 1998 and 1997. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include borrowing on a short-term basis from the Federal Home Loan Bank and Federal Reserve System, purchasing federal funds from other financial institutions, and increasing deposits by raising rates paid.

     The Company's core deposits consist of consumer non-jumbo (i.e. less than $100,000) time deposits, and consumer and commercial savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 70% and 69% of earning assets during the first three months of 1998 and 1997, respectively. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000, which represented 19% and 21% of total deposits at March 31, 1998 and 1997, respectively, are held primarily by customers in the Company's service area who have dealt with the Company for an
extended  period  of  time.    The  Company  has  no  brokered  deposits.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has $1.3 million in available liquidity remaining from its initial public offering and the retention of earnings. All of this liquidity was advanced to the Finance Company to fund its operations as of March 31, 1998. In addition, Summit Financial has an available line of credit totaling $2.2 million with an unaffiliated financial institution, all of which was available at March 31, 1998. During 1997, Summit Financial entered into term loan agreements with several individuals to provide liquidity for funding the operating needs of Freedom Finance. These term loans totaled $500,000 at March 31, 1998 and have various maturities throughout 1998. Additional sources of liquidity for Summit Financial include management fees and debt service which are paid by its subsidiary on a monthly basis.

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

CAPITAL  RESOURCES
     To date, the capital needs of the Company have been met through the retention of net income and from the proceeds of its initial offering of common stock. The Company believes that the rate of asset growth will not negatively impact the capital base. Total equity at March 31, 1998 was $13.9 million.

     On April 22, 1998, the Company entered into an agreement to lease a facility for a branch location in Greenville, South Carolina, subject to regulatory approval. The facility is approximately 8,000 square feet and has an initial term of 7 years. The lease requires initial monthly rent payments of $5,900 for a period of 4 years, at which time the rent increases to $6,492 per month. The agreement includes a renewal option for an additional 7 year period at substantially the same terms of the initial lease and for a monthly rent of $6,492 throughout the renewal period. The Company anticipates opening the branch facility by the fourth quarter of 1998. Management believes the current capital resources are adequate to meet the needs for the anticipated branch facility and related furnishings and equipment.

     The Company has no other commitments or immediate plans for any significant capital expenditures outside the normal course of business. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of March 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At March 31, 1998 and 1997, the Company and the Bank are both categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at March 31, 1998 as well as the minimum calculated amounts for each regulatory defined category.



                        RISK-BASED CAPITAL CALCULATIONS


                                          FOR CAPITAL           TO BE
                                            ADEQUACY         CATEGORIZED
                             ACTUAL         PURPOSES      "WELL-CAPITALIZED"
                         Actual   Ratio   Amount   Ratio   Amount   Ratio
                         -------  ------  -------  ------  -------  ------
Total Capital to Risk-
Weighted Assets

     Company. . . . . .  $15,756  12.89%  $ 9,781   8.00%  $12,227  10.00%
     Bank . . . . . . .  $13,674  11.43%  $ 9,572   8.00%  $11,964  10.00%

Tier I Capital to Risk-
Weighted Assets

     Company. . . . . .  $14,228  11.64%  $ 4,891   4.00%  $ 7,336   6.00%
     Bank . . . . . . .  $12,178  10.18%  $ 4,786   4.00%  $ 7,179   6.00%

Tier I Capital to
Average Assets

     Company. . . . . .  $14,228   8.82%  $ 6,449   4.00%  $ 8,061   5.00%
     Bank . . . . . . .  $12,178   7.67%  $ 6,354   4.00%  $ 7,942   5.00%



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

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Over 50% of the Company's liabilities are issued with fixed terms and can be repriced only at maturity. During periods of rising interest rates, as experienced in 1997, the Company's assets reprice faster than the supporting liabilities. This causes an increase in the net interest margin until the fixed rate deposits mature and are repriced at higher current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company's current balance sheet structure, the opposite effect (that is, a decrease in net interest income) is realized in a falling rate environment. The degree of interest rate sensitivity of the Company's assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.



ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impractical to do so. It is not anticipated that the adoption of this statement will materially effect the Company's current method of financial reporting.




      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     As of March 31, 1998, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1997. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10K.

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

     None.

Item  3.          Defaults  Upon  Senior  Securities.

     None.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders.

          At the Annual Meeting of Shareholders held April 15, 1998 pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated March 12, 1998, the following matters were voted on:

          (1)    election  of  4  nominees  for directors to terms of 3 years:
1,235,203 shares (99.9% of the votes cast) voted FOR the election of the directors; and
          (2) the ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the Company: 1,234,864 shares (99.9% of the shares represented at the meeting) voted FOR the ratification; 726 shares AGAINST; 120 shares ABSTAIN.

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

SUMMIT  FINANCIAL  CORPORATION


Dated:  May  12,  1998

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President
 and  Chief  Executive  Officer


Dated:  May  12,  1998

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior
Vice  President  and  Chief
Financial  Officer