Form 10-Q
period 1998-06-30
SUMMIT FINANCIAL CORP
filed 1998-08-11
CIK 856223

FORM  10-Q

SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.    20549

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  The  Quarterly  Period  Ended  June  30,  1998

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

As of August 5, 1998, 1,443,410 shares of $1.00 par value common stock were outstanding.




                          SUMMIT FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                      June 30,    December 31,
                                                        1998          1997
                                                     ----------  --------------
ASSETS
Cash and short-term interest-bearing deposits . . .  $   8,226   $       6,441
Federal funds sold. . . . . . . . . . . . . . . . .     10,950           2,920
Investments available for sale (amortized cost of
 $27,118 and $28,007) . . . . . . . . . . . . . . .     27,329          28,213
Investments in stock of Federal Reserve Bank,
Federal Home Loan Bank and other stock, at cost . .        792             708
Loans, net of unearned income and net of allowance
 for loan losses of $1,789 and $1,728 . . . . . . .    117,744         117,027
Property and equipment, net . . . . . . . . . . . .      2,482           2,360
Accrued interest receivable . . . . . . . . . . . .      1,193           1,168
Other assets. . . . . . . . . . . . . . . . . . . .      1,296           1,442
                                                     ----------  --------------
                                                     $ 170,012   $     160,279
                                                     ==========  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Demand . . . . . . . . . . . . . . . . . . . . . .  $  18,285   $      17,679
 Interest-bearing demand. . . . . . . . . . . . . .      6,867           6,249
 Savings and money market . . . . . . . . . . . . .     43,574          37,355
 Time deposits, $100,000 and over . . . . . . . . .     28,408          29,495
 Other time deposits. . . . . . . . . . . . . . . .     48,345          50,150
                                                     ----------  --------------
                                                       145,479         140,928
Securities sold under repurchase agreements . . . .        824             803
Other borrowings. . . . . . . . . . . . . . . . . .      7,000           3,000
Accrued interest payable. . . . . . . . . . . . . .      1,139           1,370
Other liabilities . . . . . . . . . . . . . . . . .      1,192             809
                                                     ----------  --------------
                                                       155,634         146,910
                                                     ----------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000 shares
  authorized; issued and outstanding 1,443,410
  and 1,438,424 . . . . . . . . . . . . . . . . . .      1,443           1,438
 Additional paid-in capital . . . . . . . . . . . .     12,384          12,346
 Retained earnings. . . . . . . . . . . . . . . . .        870               -
 Nonvested restricted stock . . . . . . . . . . . .       (454)           (505)
 Accumulated other comprehensive income . . . . . .        135              90
                                                     ----------  --------------
     Total shareholders' equity . . . . . . . . . .     14,378          13,369
                                                     ----------  --------------
                                                     $ 170,012   $     160,279
                                                     ==========  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS




                            SUMMIT FINANCIAL CORPORATION
              CONSOLIDATED INCOME AND COMPREHENSIVE INCOME STATEMENTS
                   (Dollars, except per share data, in Thousands)
                                    (Unaudited)



                                                         For the Quarters Ended
                                                                 June 30,
                                                           ---------------------
                                                           1998            1997
                                                    ------------------  -----------
Interest Income:
 Loans . . . . . . . . . . . . . . . . . . . . . .  $           3,023   $    2,871
 Taxable investment securities . . . . . . . . . .                289          287
 Nontaxable investment securities. . . . . . . . .                 98           19
 Federal funds sold. . . . . . . . . . . . . . . .                122           54
 Other . . . . . . . . . . . . . . . . . . . . . .                 55           38
                                                    ------------------  -----------
                                                                3,587        3,269
                                                    ------------------  -----------
Interest Expense:
 Deposits. . . . . . . . . . . . . . . . . . . . .              1,642        1,446
 Other . . . . . . . . . . . . . . . . . . . . . .                 89           67
                                                    ------------------  -----------
                                                                1,731        1,513
                                                    ------------------  -----------
     Net interest income . . . . . . . . . . . . .              1,856        1,756
Provision for loan losses. . . . . . . . . . . . .                (51)        (124)
                                                    ------------------  -----------
     Net interest income after
      provision for loan losses. . . . . . . . . .              1,805        1,632
                                                    ------------------  -----------
Other Income:
 Service charges and fees on deposit accounts. . .                 58           52
 Credit card service fees and income . . . . . . .                 76           62
 Insurance commission fee income . . . . . . . . .                 80           46
 Other income. . . . . . . . . . . . . . . . . . .                170           94
                                                    ------------------  -----------
                                                                  384          254
                                                    ------------------  -----------
Other Operating Expenses:
 Salaries, wages and benefits. . . . . . . . . . .                807          649
 Occupancy . . . . . . . . . . . . . . . . . . . .                109          119
 Furniture, fixtures and equipment . . . . . . . .                130          107
 Other operating expenses. . . . . . . . . . . . .                419          380
                                                    ------------------  -----------
                                                                1,465        1,255
                                                    ------------------  -----------
Income before income taxes . . . . . . . . . . . .                724          631
Provision for income taxes . . . . . . . . . . . .               (269)        (231)
                                                    ------------------  -----------
Net income . . . . . . . . . . . . . . . . . . . .                455          400
                                                    ------------------  -----------

Other comprehensive income, net of tax:
  Unrealized net gain on investments available for
   sale, net of income taxes of $5 and $36 . . . .                  7           76
                                                    ------------------  -----------
Comprehensive income . . . . . . . . . . . . . . .  $             462   $      476
                                                    ==================  ===========

Net income per share
   Basic . . . . . . . . . . . . . . . . . . . . .  $             .16   $      .14
   Diluted . . . . . . . . . . . . . . . . . . . .  $             .14   $      .13
Average shares outstanding:
   Basic . . . . . . . . . . . . . . . . . . . . .          2,884,594    2,822,000
   Diluted . . . . . . . . . . . . . . . . . . . .          3,432,474    3,038,000


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



                           SUMMIT FINANCIAL CORPORATION
              CONSOLIDATED INCOME AND COMPREHENSIVE INCOME STATEMENTS
                  (Dollars, except per share data, in Thousands)
                                    (Unaudited)


                                                        For the Six Months Ended
                                                               June 30,
                                                        -------------------------
                                                         1998            1997
                                                     -------------  --------------
Interest Income:
 Loans. . . . . . . . . . . . . . . . . . . . . . .  $      6,032   $       5,544
 Taxable investment securities. . . . . . . . . . .           635             554
 Nontaxable investment securities . . . . . . . . .           182              28
 Federal funds sold . . . . . . . . . . . . . . . .           190             125
 Other. . . . . . . . . . . . . . . . . . . . . . .            98              78
                                                     -------------  --------------
                                                            7,137           6,329
                                                     -------------  --------------
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . . . . .         3,273           2,785
 Other. . . . . . . . . . . . . . . . . . . . . . .           144             128
                                                     -------------  --------------
                                                            3,417           2,913
                                                     -------------  --------------
     Net interest income. . . . . . . . . . . . . .         3,720           3,416
Provision for loan losses . . . . . . . . . . . . .          (101)           (211)
                                                     -------------  --------------
     Net interest income after
      provision for loan losses . . . . . . . . . .         3,619           3,205
                                                     -------------  --------------

Other Income:
 Service charges and fees on deposit accounts . . .            98             102
 Credit card service fees and income. . . . . . . .           152             122
 Insurance commission fee income. . . . . . . . . .           181              96
 Other income . . . . . . . . . . . . . . . . . . .           334             174
                                                     -------------  --------------
                                                              765             494
                                                     -------------  --------------
Other Operating Expenses:
 Salaries, wages and benefits . . . . . . . . . . .         1,644           1,341
 Occupancy. . . . . . . . . . . . . . . . . . . . .           220             231
 Furniture, fixtures and equipment. . . . . . . . .           274             214
 Other operating expenses . . . . . . . . . . . . .           872             744
                                                     -------------  --------------
                                                            3,010           2,530
                                                     -------------  --------------
Income before income taxes. . . . . . . . . . . . .         1,374           1,169
Provision for income taxes. . . . . . . . . . . . .          (504)           (430)
                                                     -------------  --------------
Net income. . . . . . . . . . . . . . . . . . . . .           870             739
                                                     -------------  --------------

Other comprehensive income, net of tax:
  Unrealized net gain on investments available for
   sale, net of income taxes of $30 and ($3). . . .            45              (7)
                                                     -------------  --------------
Comprehensive income. . . . . . . . . . . . . . . .  $        915   $         732
                                                     =============  ==============

Per share data:
   Basic. . . . . . . . . . . . . . . . . . . . . .  $        .30   $         .26
   Diluted. . . . . . . . . . . . . . . . . . . . .  $        .26   $         .24
Average shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . . . . .     2,882,446       2,820,000
   Diluted. . . . . . . . . . . . . . . . . . . . .     3,406,918       3,036,000


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



                                      SUMMIT FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                              (Unaudited)
                                         (Dollars in Thousands)


                                                                     Accum-
                                                                     ulated
                                                Addi-                 other        Non-        Total
                                                tional               compre-      vested       share-
                                      Common   paid-in   Retained    hensive    restricted    holders'
                                       stock   capital   earnings    income       stock        equity
                                      -------  --------  ---------  ---------  ------------  ----------
Balance at December 31, 1996 . . . .  $ 1,335  $ 10,254  $      48         -             -   $  11,637
Net income for the six months
 ended June 30, 1997 . . . . . . . .        -         -        739         -             -         739
Change in unrealized net gain
 on investment securities available
 for sale. . . . . . . . . . . . . .        -         -          -        (7)            -          (7)
Employee stock options exercised . .        7        39          -         -             -          46
                                      -------  --------  ---------  ---------  ------------  ----------
Balance at June 30, 1997 . . . . . .  $ 1,342  $ 10,293  $     787       ($7)  $         0   $  12,415
                                      =======  ========  =========  =========  ============  ==========


Balance at December 31, 1997 . . . .  $ 1,438  $ 12,346          -  $     90         ($505)  $  13,369
Net income for the six months
 ended June 30, 1998 . . . . . . . .        -         -        870         -             -         870
Amortization of nonvested restricted
 stock . . . . . . . . . . . . . . .        -         -          -         -            51          51
Change in unrealized net gain
 on investment securities available
 for sale. . . . . . . . . . . . . .        -         -          -        45             -          45
Employee stock options exercised . .        5        38          -         -                        43
                                      -------  --------  ---------  ---------  -----------   ----------
Balance at June 30, 1998 . . . . . .  $ 1,443  $ 12,384  $     870  $    135         ($454)  $  14,378
                                      =======  ========  =========  =========  ============  ==========


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS




                               SUMMIT FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Dollars in Thousands)
                                        (Unaudited)


                                                              For the Six Months Ended
                                                                      June 30,
                                                             -------------------------
                                                                 1998            1997
                                                             -------------  --------------
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $        870   $         739
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . .           101             211
    Depreciation and amortization . . . . . . . . . . . . .           220             167
    Gain on sale of fixed assets. . . . . . . . . . . . . .             -             (20)
    Gain on sale investments available for sale . . . . . .            (1)             (1)
    Net amortization (accretion) of net premium
     (discounts) on  investments. . . . . . . . . . . . . .             5             (12)
    Amortization of deferred compensation on
     restricted stock . . . . . . . . . . . . . . . . . . .            51               -
    Decrease (increase) in other assets . . . . . . . . . .           123            (153)
    Increase in other liabilities . . . . . . . . . . . . .           122             371
                                                             -------------  --------------
Net cash provided by operating activities . . . . . . . . .         1,491           1,302
                                                             -------------  --------------

Cash flows from investing activities:
  Purchases of securities available for sale. . . . . . . .        (4,105)         (7,145)
  Proceeds from maturities of securities available for sale         4,108           2,002
  Proceeds from sales of securities available for sale. . .           951           2,991
  Purchases of Federal Home Bank Stock. . . . . . . . . . .           (84)            (58)
  Net increase in loans . . . . . . . . . . . . . . . . . .          (818)        (11,418)
  Purchases of net finance loans receivable . . . . . . . .             -            (499)
  Purchases of fixed assets . . . . . . . . . . . . . . . .          (343)           (101)
  Proceeds from sale of fixed assets. . . . . . . . . . . .             -              22
                                                             -------------  --------------
Net cash used in investing activities . . . . . . . . . . .          (291)        (14,206)
                                                             -------------  --------------

Cash flows from financing activities:
  Net increase in deposit accounts. . . . . . . . . . . . .         4,551          13,414
  Net increase in securities sold under . . . . . . . . . .            21              20
   repurchase agreements
  Advances from other borrowings. . . . . . . . . . . . . .         6,500           1,000
  Repayment of other borrowings . . . . . . . . . . . . . .        (2,500)            (50)
  Proceeds from stock issuance pursuant
    to employee stock option plan . . . . . . . . . . . . .            43              46
                                                             -------------  --------------
Net cash provided by financing activities . . . . . . . . .         8,615          14,430
                                                             -------------  --------------
Net increase (decrease) in cash and cash equivalents. . . .         9,815           1,526
Cash and cash equivalents, beginning of period. . . . . . .         9,361           9,026
                                                             -------------  --------------
Cash and cash equivalents, end of period. . . . . . . . . .  $     19,176   $      10,552
                                                             =============  ==============

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest. . . . . . . . . .  $      3,649   $       2,772
Cash paid during the period for income taxes. . . . . . . .  $        283   $         485
Change in market value of investment securities
 available for sale, net of income taxes. . . . . . . . . .  $         45             ($7)


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



SUMMIT FINANCIAL CORPORATION
CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE 30, 1998

NOTE  1  -  BASIS  OF  PRESENTATION:
     Summit Financial Corporation (the Company), a South Carolina corporation, is the parent holding company for Summit National Bank (the Bank), a nationally chartered bank, and Freedom Finance, Inc. (the Finance Company), a consumer finance company.

     Through its bank subsidiary, which commenced operations in July 1990, the Company provides a full range of banking services, including the taking of demand and time deposits and the making of commercial and consumer loans. The Bank currently has two full service branch locations in Greenville, South Carolina. The Bank is currently in process of renovating a leased facility for a third branch location also in Greenville, South Carolina. The third branch is expected to commence operations in the fourth quarter of 1998. The Finance Company commenced operations in November 1994 and makes and services small installment loans to individuals from its 11 offices throughout South Carolina.

     The unaudited consolidated financial statements of the Company at June 30, 1998 and for the periods ended June 30, 1998 and 1997 were prepared in accordance with the instructions for Form 10-Q and, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 1998, and the results of operations and cash flows for the periods ended June 30, 1998 and 1997 have been included. The results for the quarter or six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10K.

NOTE  2  -  CASH  FLOW  INFORMATION:
     The Company considers those amounts included in the balance sheet captions "Cash and interest-bearing deposits" and "Federal funds sold" to be cash and cash equivalents, which totaled $19,176,000 and $10,552,000 at June 30, 1998 and 1997, respectively. Cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are overnight investments and short-term investments with original maturities of less than six months.

NOTE  3  -  COMPREHENSIVE  INCOME:
     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of this Statement. Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances. Comprehensive income is divided into net income and other comprehensive income. The Company's "other comprehensive income" for the quarters and six months ended June 30, 1998 and 1997 and "accumulated other comprehensive income" as of June 30, 1998 and 1997 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

NOTE  4  -  PER  SHARE  INFORMATION:
     Effective August 24, 1998, the Company issued a two-for-one stock split. The split was issued to all shareholders of record as of August 10, 1998 and will result in the issuance of 1,443,410 shares of common stock of the Company. All average and per share data have been restated to reflect this stock split as of the earliest period presented.

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

     During the quarter ended June 30, 1998, the Company's net income totaled $455,000 or $.27 per diluted share. This is compared to net income of $400,000 or $.26 per diluted share for the same quarterly period of 1997 or an increase of 14%. For the first six months of 1997 the Company reported net income of $870,000 or $.51 per diluted share, an improvement of approximately $131,000 compared to the net income for the first six months of 1997 of $739,000 or $.48 per diluted share.

     Total assets increased approximately $9.7 million or 6% from December 31, 1997 to June 30, 1998. Deposits increased approximately $4.6 million or 3% during the period. The increase in deposits, combined with the $4 million (133%) increase in other borrowings, funded gross loan growth of $778,000
(.7%), and the $8 million (275%) increase in federal funds sold during the same period.

RESULTS  OF  OPERATIONS  -  COMPARISON OF THE QUARTERS ENDED JUNE 30, 1998 AND
1997

GENERAL
     The Company reported consolidated net income for the quarter ended June 30, 1998 of $455,000, compared to net income of $400,000 for the quarter ended June 30, 1997, or an improvement of approximately $55,000 or 14%. The increase in consolidated earnings for the 1998 period is primarily attributable to (1) a $100,000 or 6% increase in the Company's net interest income related to the higher level of earning assets in 1998 as compared to the prior year; (2) a reduction in the provision for loan losses for the second quarter of 1998 as compared to the prior year due to the lower loan originations for the 1998 quarter; and (3) an increase of $130,000 in other income related to higher insurance and nondeposit product commission fees. The increases are somewhat offset by higher other operating expenses of approximately 17%.

     Summit National Bank recorded net earnings of $472,000 for the quarter ended June 30, 1998 which was a 22% increase from the second quarter of 1997 earnings of $387,000. The increase in net income for this subsidiary resulted primarily from a $128,000 (92%) increase in the Bank's net interest income which was related to the higher level of earning assets, combined with a 71% reduction in the allowance for loan losses and a 68% increase in other income for the 1998 quarter as compared to the prior year.

     The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded net losses for both the second quarter of 1998 and 1997 of approximately $(30,000) and $(9,000), respectively. The lower net interest income due to the reduction in earning assets between the second quarter of 1997 and 1998 is the primary contributor to the higher loss in the current year's quarter.

NET  INTEREST  INCOME
     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended June 30, 1998, the Company recorded consolidated net interest income of $1.9 million, a 6% increase from the net interest income of $1.8 million for the quarter ended June 30, 1997. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 15% each, offset by the 28 basis point decline in net interest margin for the Company.

     For the quarters ended June 30, 1998 and 1997, the Company's consolidated net interest margin was 4.84% and 5.12%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in consolidated net interest margin is related primarily to the decrease in the average yield on loans, combined with the shift of earning assets to lower yielding federal funds sold and short-term interest-bearing deposits as the loan growth continued to be somewhat slow in the second quarter of 1998.

INTEREST  INCOME
     For the quarter ended June 30, 1998, the Company's earning assets averaged $158 million and had an average yield of 9.24%. This compares to average earning assets of $138 million for the second quarter of 1997, yielding 9.56%. Thus, the contributor to the increase in interest income of
$318,000 or 10% between the quarters ended June 30, 1997 and 1998 is the increase in volume of earning assets of 15% offset by the 32 basis point reduction in average yield.

     Consolidated loans averaged approximately 75% of the Company's average earning assets for the second quarter of 1998 compared to 80% for the prior year. The majority of the Company's loans are tied to the prime rate (approximately 62% of the Bank's portfolio is at floating rates), which averaged 8.5% for both the quarters ended June 30, 1998 and 1997. During the second quarter of 1998, the Bank's loans averaged $117 million, yielding an average rate of 9.19%, compared to $108.5 million, yielding an average of rate 9.25% for the second quarter of 1997. The reduction in the average yield on the Bank's loans is primarily related to competitive pricing on loan originations during 1997 and into 1998. A decrease in yield on the loans of the Finance Company contributed to the lower consolidated average yield. The 7% higher level of average loans, offset by the reduction in yield, resulted in an increase in consolidated interest income on loans of $152,000 or 5%.

     Investment securities averaged $27.5 million or 17% of average earning assets and yielded 6.37% (tax equivalent basis) during the second quarter of 1998, compared to average securities of $19.9 million also yielding 6.37% (tax equivalent basis) for the quarter ended June 30, 1997. The 38% increase in average securities resulted in the $80,000 increase in interest income on investment securities.

INTEREST  EXPENSE
     The Company's interest expense for the quarter ended June 30, 1998 was $1.7 million. The increase of 14% from the comparable quarter in 1997 of $1.5 million was directly related to the 15% increase in average volume of interest-bearing liabilities. Interest-bearing liabilities averaged $133 million for the second quarter of 1998 with an average rate of 5.22%. This compares to average interest-bearing liabilities of $116 million with an average rate of 5.25% for the quarter ended June 30, 1997. There was no significant change in the average rate on liabilities between the second quarter of 1997 and 1998 due to the relative stability of the general interest rate environment for those two periods.

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

     Included in the net income for the quarter ended June 30, 1998 is a provision for loan losses of $51,000 compared to a provision of $124,000 for the second quarter of 1997. The Company had net loan growth for the first six months of 1998 of .7% compared to 12% for the same period of 1997. Based on the lower loan growth for 1998, the required provision decreased from the comparable period of 1997.

     At June 30, 1998, the consolidated allowance for loan losses was $1.8 million or 1.50% of total loans net of unearned income. This compares to an allowance of $1.7 million or 1.48% of total loans net of unearned income at June 30, 1997. For the quarter ended June 30, 1998, the Company reported net charge-offs of $3,000, which is a result of the Finance Company net charge-offs of $29,000 (3.89% annualized of average loans of the Finance Company) combined with the Bank's net recovery position for the second quarter of 1998 of $(26,000). This is compared to consolidated net charge-offs of $29,000 for the comparable quarter of 1997. There were no loans on nonaccrual status at either June 30, 1998 or 1997. Loans past due 90 days and greater totaled $81,000 or 0.07% of gross loans at June 30, 1998 and $80,000 or .07% of gross loans at June 30, 1997. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at June 30, 1998 represents management's estimate of potential losses in the loan portfolio at that date.


OTHER  INCOME  AND  EXPENSES
     Other income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $384,000 for the quarter ended June 30, 1998 compared to $254,000 for the second quarter of 1997, or an increase of 51%. Increases in Bank branch related income due to higher volume of transactions and number of accounts ; higher mortgage loan referral fees in 1998; and increases in nondeposit sale transactions generating commission income were responsible for the increase in other income the second quarter of 1998 as compared to 1997.

     For the quarter ended June 30, 1998, total overhead expenses were $1.5 million which is an increase of 17% over the amount incurred for the quarter ended June 30, 1997 of $1.3 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $807,000 for the quarter ended June 30, 1998 as compared to $649,000 for the quarter ended June 30, 1997. The increase of $158,000 or 24% is a result of (1) normal annual raises; (2) additional staff added at the Bank between the 1997 and 1998 comparable periods; (3) higher commission expense paid and associated payroll taxes related to the higher nondeposit product sales in the second quarter of 1998; (4) amortization of the compensation expense related to restricted stock grants in late 1997; and (5) additional bonus and benefit accruals pursuant to the Bank's compensation program.

     The 21% ($23,000) increase in furniture, fixtures, and equipment ("FFE") between the second quarters of 1998 and 1997 is primarily related to higher depreciation and associated expenses at the Bank, primarily software and hardware related to technology upgrades and furnishings and equipment in anticipation of the new branch facility opening later in 1998.

     Included in the line item "other operating expenses", which increased $38,000 or 10% from the comparable quarter of 1997, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for a majority of the increase and accounted for $27,000, and, in addition to normal volume-related activity had increases in advertising in anticipation of the new branch and in education related to the technology upgrades.

     Also included in the line item "other operating expenses" is activity of the Finance Company which includes charges for credit reports, license fees, acquisition premium amortization, and office support. These items increased 5% between the second quarter of 1998 and 1997 related to normal activity of the branches.

INCOME  TAXES
     For the quarter ended June 30, 1998, the Company reported $269,000 in income tax expense, or an effective tax rate of 37%. This is compared to income tax expense of $231,000 for the same quarter of the prior year, or an effective tax rate of 36.5%.


RESULTS  OF  OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND
1997

GENERAL
     The Company reported consolidated net income for the six months ended June 30, 1998 of $870,000, compared to net income of $739,000 for the six months ended June 30, 1997, or an improvement of approximately $131,000 or 18%. The increase in consolidated earnings for the 1998 period is primarily attributable to (1) a $304,000 or 9% increase in the Company's net interest income related to the higher level of earning assets in 1998 as compared to the prior year; (2) a reduction in the provision for loan losses for the first six months of 1998 as compared to 1997 due to the lower net loan originations in 1998; and (3) the 55% increase in other income related to higher insurance and nondeposit commission fees and mortgage referral fees. The increases are somewhat offset by a 19% increase in other operating expenses.

     Summit National Bank recorded net earnings of $858,000 for the six months ended June 30, 1998 which was an 21% increase from the first six months of 1997 earnings of $709,000. The increase in net income for this subsidiary resulted primarily from a $342,000 (13%) increase in the Bank's net interest income which was primarily related to the higher level of average earning assets, combined with increase in other income and a reduction in the provision for loan losses. This increase was offset somewhat by increases in other operating expenses between the two periods. The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded net losses for both the first six months of 1998 and 1997 of approximately $(10,000) and $(11,000), respectively.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the six months ended June 30, 1998, the Company recorded consolidated net interest income of $3.7 million, a 9% increase from the net interest income of $3.4 million for the six months ended June 30, 1997. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 16% each, offset somewhat by the 20 basis point decrease in the consolidated net interest margin for the period.

     For the six months ended June 30, 1998 and 1997, the Company's consolidated net interest margin was 4.94% and 5.14%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in consolidated net interest margin is related primarily to the decrease in the average yield on loans, combined with the shift of earning assets to lower yielding federal funds sold and short-term interest-bearing deposits as the loan growth continued to be somewhat slow in the second quarter of 1998.

INTEREST  INCOME
     For the six months ended June 30, 1998, the Company's earning assets averaged $156 million and had an average tax-equivalent yield of 9.36%. This compares to average earning assets of $134 million for the first six months of 1997, yielding approximately 9.54%. Thus, the significant contributor to the increase in interest income of $808,000 or 13% between the six months ended June 30, 1998 and 1997 is the increase in volume of earning assets of 16%, offset somewhat by the 20 basis point decrease in yield.

     Consolidated loans averaged approximately 76% of the Company's average earning assets for the first six months of 1998 compared to 80% for the prior year. The majority of the Company's loans are tied to the prime rate (approximately 62% of the Bank's portfolio is at floating rates), which averaged 8.50% and 8.38% for the six months ended June 30, 1998 and 1997, respectively. During the first six months of 1997, the Bank's loans averaged $116 million, yielding an average of 9.14%, compared to $105 million, yielding an average of 9.13% for the first six months of 1997. The decrease in average yield of the Finance Company loans contributed to the lower consolidated average yield on loans which dropped to 10.31% for the first six months of 1998 from 10.47% for the first six months of 1997. The higher level of average loans, offset by the decrease in average rate, resulted in an increase in consolidated interest income on loans of $488,000 million or 9%.

     Investment securities averaged $27.8 million or 18% of average earning assets and yielded 6.60% (tax equivalent basis) during the first six months of 1998, compared to average securities of $18.9 million yielding 6.35% (tax equivalent basis) for the six months ended June 30, 1997. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities (primarily longer term municipals) purchased during the latter half of 1997 and into 1998. The increase in average securities combined with the increase in average rate resulted in the increase of interest income on securities of $235,000 or 40%.

INTEREST  EXPENSE
     The Company's interest expense for the six months ended June 30, 1998 was $3.4 million. The increase of 17% from the comparable six months in 1997 of $2.9 million was related to the 16% increase in average volume of interest-bearing liabilities, combined with the increase in average rate of 5 basis points. Interest-bearing liabilities averaged $131 million for the first six months of 1998 with an average rate of 5.25%. This is compared to average interest-bearing liabilities of $113 million with an average rate of 5.20% for the six months ended June 30, 1997.

PROVISION  FOR  LOAN  LOSSES
     As previously discussed under the quarterly analysis, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for potential losses in the loan portfolio.

     Included in the net income for the six months ended June 30, 1998 is a provision for loan losses of $101,000 compared to a provision of $211,000 for the first six months of 1997. The decrease in the provision required is related to the lower net originations experienced by the Company during the first six months of 1998 as compared to the same period of 1997.

     At June 30, 1998, the consolidated allowance for loan losses was $1.8 million or 1.50% of total loans net of unearned income. This compares to an allowance of $1.7 million or 1.48% of total loans net of unearned income at June 30, 1997. For the six months ended June 30, 1998, the Company reported net charge-offs of $40,000, which is a result of the Finance Company net charge-offs of $66,000 (4.23% annualized of average loans of the Finance Company) combined with the Bank's net recovery position for 1998 of $(26,000). This is compared to consolidated net charge-offs of $26,000 for the comparable period of 1997.

OTHER  INCOME  AND  EXPENSES
     Other income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $765,000 for the six months ended June 30, 1998 compared to $494,000 for the first six months of 1997, or an increase of 55%. Increases in Bank branch related income due to higher volume of transactions and number of accounts; higher mortgage loan referral fees in 1998; and increases in nondeposit sale transactions generating commission income were responsible for the increase in other income the first half of 1998 as compared to 1997.

     For the six months ended June 30, 1998, total overhead expenses were $3 million which is an increase of 19% over the amount incurred for the six months ended June 30, 1997 of $2.5 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $1.6 million for the six months ended June 30, 1998 as compared to $1.3 million for the six months ended June 30, 1997. The increase of $303,000 or 23% is a result of (1) normal annual raises; (2) additional staff added at the Bank between the 1997 and 1998 comparable periods; (3) higher commission expense paid and associated payroll taxes related to the higher nondeposit product sales in 1998; (4) amortization of the compensation expense related to restricted stock grants in late 1997; and (5) additional bonus and benefit accruals pursuant to the Bank's compensation program.

     The 28% ($61,000) increase in furniture, fixtures, and equipment ("FFE") between the first six months of 1998 and 1997 is primarily related to higher depreciation and associated expenses at the Bank, primarily software and hardware related to technology upgrades and furnishings and equipment in anticipation of the new branch facility opening later in 1998.

     Included in the line item "other operating expenses", which increased $127,000 or 17% from the comparable six months of 1997, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for $100,000 or 78% of the increase and, in addition to normal volume-related activity, had increases in advertising in anticipation of the new branch opening, higher professional and outside service fees related to additional technology consulting engagements during 1998, and increases in education expenses related to the software upgrades and new technology.

     Also included in the line item "other operating expenses" is activity of the Finance Company which includes charges for credit reports, license fees, acquisition premium amortization, and office support. These items increased 6% between the comparable periods of 1997 and 1998 related to normal activity of the branches.


INCOME  TAXES
     For the six months ended June 30, 1998, the Company reported $504,000 in income tax expense, or an effective tax rate of 37%. This is compared to income tax expense of $430,000 for the same six months of the prior year, also for an effective tax rate of 37%.



LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. The Company's primary liquid assets at June 30, 1998 and 1997, accounted for approximately 20% and 15%, respectively, of average assets. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include borrowing on a short-term basis from the Federal Home Loan Bank and Federal Reserve System, purchasing federal funds from other financial institutions, and increasing deposits by raising rates paid.

     The Company's core deposits consist of consumer non-jumbo (i.e. less than $100,000) time deposits, and consumer and commercial savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000, which represented 19% and 21% of total deposits at June 30, 1998 and 1997, respectively, are held primarily by customers in the Company's service area who have dealt with the Company for an extended period of time. The Company has no brokered deposits.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $1.3 million in available liquidity remaining from its initial public offering and the retention of earnings. All of this liquidity was advanced to the Finance Company to fund its operations as of June 30, 1998. In addition, Summit Financial has an available line of credit totaling $2.2 million with an unaffiliated financial institution, all of which was available at June 30, 1998. Finally, several individuals have provided term loans to Summit Financial to provide liquidity for funding operating needs of Freedom Finance. At June 30, 1998, these term loans totaled $500,000 and have various maturities throughout 1998. Additional sources of liquidity for Summit Financial include management fees and debt service which are paid by its subsidiary on a monthly basis.

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

CAPITAL  RESOURCES
     To date, the capital needs of the Company have been met through the retention of net income and from the proceeds of its initial offering of common stock. The Company believes that the rate of asset growth will not negatively impact the capital base. Total equity at June 30, 1998 was $14.4 million.

     On April 22, 1998, the Company entered into an agreement to lease a facility for a branch location in Greenville, South Carolina. The facility is approximately 8,000 square feet and has an initial term of 7 years. The lease requires initial monthly rent payments of $5,900 for a period of 4 years, at which time the rent increases to $6,492 per month. The agreement includes a renewal option for an additional 7 year period at substantially the same terms of the initial lease and for a monthly rent of $6,492 throughout the renewal period. The Company anticipates opening the branch facility by the fourth quarter of 1998. Management believes the current capital resources are adequate to meet the needs for the anticipated branch facility and related furnishings and equipment.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of June 30, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At June 30, 1998 and 1997, the Company and the Bank are both categorized as "well capitalized"
under  the  regulatory  framework  for  prompt  corrective  action.    To  be
categorized as "well capitalized", the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at June 30, 1998 as well as the minimum calculated amounts for each regulatory defined category.



                        RISK-BASED CAPITAL CALCULATIONS


                                                 FOR              TO BE
                                               CAPITAL         CATEGORIZED
                                              ADEQUACY             WELL-
                             ACTUAL           PURPOSES          CAPITALIZED
                         Actual   Ratio    Amount    Ratio    Amount    Ratio
Total Capital to Risk-
Weighted Assets
     Company. . . . . .  $15,578  12.07%  $  10,323   8.00%  $  12,904  10.00%
     Bank . . . . . . .  $14,230  11.26%  $  10,112   8.00%  $  12,640  10.00%

Tier I Capital to Risk-
Weighted Assets
     Company. . . . . .  $13,965  10.82%  $   5,161   4.00%  $   7,742   6.00%
     Bank . . . . . . .  $12,650  10.01%  $   5,056   4.00%  $   7,584   6.00%

Tier I Capital to
Average Assets
     Company. . . . . .  $13,965   8.53%  $   6,549   4.00%  $   8,186   5.00%
     Bank . . . . . . .  $12,650   7.72%  $   6,556   4.00%  $   8,195   5.00%



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


ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS
     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impractical to do so. It is not anticipated that the adoption of this statement will materially effect the Company's current method of financial reporting.


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

     At the present time, the Company expects its most critical application software vendors to have all systems compliant by year end 1998 and testing will be completed by early 1999. The Company has established time-lines for testing all noncritical software and ancillary systems, such as telephone systems and security devices by mid-year 1999. At this time, the Company has not determined the cost of making modifications to correct any year 2000 problems; however, equipment and software expenses are not expected to materially differ from historical levels. The Company routinely upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for year 2000 compliance. The Company is also in the process of addressing any loan relationships it believes could be materially effected by the year 2000 issue.



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

     As of June 30, 1998, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1997. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10K.




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

SUMMIT  FINANCIAL  CORPORATION


Dated:    August  5,  1998

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President
and  Chief  Executive  Officer


Dated:    August  5,  1998

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President
and  Chief  Financial  Officer