Form 10-Q
period 1998-09-30
SUMMIT FINANCIAL CORP
filed 1998-11-13
CIK 856223

FORM  10-Q

     SECURITIES  AND  EXCHANGE  COMMISSION
     Washington,  D.C.  20549

     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     For  The  Quarterly  Period  Ended  September  30,  1998

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

As of October 30, 1998, 2,894,155 shares of $1.00 par value common stock were outstanding.





                            SUMMIT FINANCIAL CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)
                                     (Unaudited)


                                                      September 30,    December 31,
                                                          1998             1997
                                                     ---------------  --------------
ASSETS
Cash and short-term interest-bearing deposits        $        7,027   $       6,441
Federal funds sold                                            5,070           2,920
Investments available for sale (amortized cost of
 $27,806 and $28,007)                                        28,255          28,213
Investments in stock of Federal Reserve Bank,
Federal Home Loan Bank and other stock, at cost                 792             708
Loans, net of unearned income and net of allowance
 for loan losses of $1,779 and $1,728                       119,530         117,027
Property and equipment, net                                   2,837           2,360
Accrued interest receivable                                   1,119           1,168
Other assets                                                  3,072           1,442
                                                     ---------------  --------------
                                                     $      167,702   $     160,279
                                                     ===============  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Demand                                              $       19,240   $      17,679
 Interest-bearing demand                                      6,330           6,249
 Savings and money market                                    47,933          37,355
 Time deposits, $100,000 and over                            24,201          29,495
 Other time deposits                                         44,911          50,150
                                                     ---------------  --------------
                                                            142,615         140,928
Securities sold under repurchase agreements                     836             803
Other borrowings                                              7,000           3,000
Accrued interest payable                                      1,038           1,370
Other liabilities                                             1,138             809
                                                     ---------------  --------------
                                                            152,627         146,910
                                                     ---------------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000 shares
  authorized; issued and outstanding 2,888,598
  and 2,876,848                                               2,888           2,877
 Additional paid-in capital                                  10,948          10,907
 Retained earnings                                            1,370               -
 Nonvested restricted stock                                    (429)           (505)
 Accumulated other comprehensive income                         298              90
                                                     ---------------  --------------
     Total shareholders' equity                              15,075          13,369
                                                     ---------------  --------------
                                                     $      167,702   $     160,279
                                                     ===============  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS




                            SUMMIT FINANCIAL CORPORATION
              CONSOLIDATED INCOME AND COMPREHENSIVE INCOME STATEMENTS
                   (Dollars, except per share data, in Thousands)
                                    (Unaudited)



                                                     For the Three Months Ended
                                                           September 30,
                                                    ------------------------------
                                                         1998             1997
                                                    ---------------  --------------
Interest Income:
 Loans                                              $        3,102   $       2,953
 Taxable investment securities                                 270             299
 Nontaxable investment securities                              108              34
 Federal funds sold                                            161             149
 Other                                                          50              39
                                                    ---------------  --------------
                                                             3,691           3,474
                                                    ---------------  --------------
Interest Expense:
 Deposits                                                    1,632           1,660
 Other                                                         115              71
                                                    ---------------  --------------
                                                             1,747           1,731
                                                    ---------------  --------------
     Net interest income                                     1,944           1,743
Provision for loan losses                                      (40)            (45)
                                                    ---------------  --------------
     Net interest income after
      provision for loan losses                              1,904           1,698
                                                    ---------------  --------------
Other Income:
 Service charges and fees on deposit accounts                   62              47
 Credit card service fees and income                            70              59
 Insurance commission fee income                                58              53
 Other income                                                  149             100
                                                    ---------------  --------------
                                                               339             259
                                                    ---------------  --------------
Other Operating Expenses:
 Salaries, wages and benefits                                  773             669
 Occupancy                                                     119             113
 Furniture, fixtures and equipment                             140             112
 Other operating expenses                                      427             387
                                                    ---------------  --------------
                                                             1,459           1,281
                                                    ---------------  --------------
Income before income taxes                                     784             676
Provision for income taxes                                    (284)           (244)
                                                    ---------------  --------------
Net income                                                     500             432
                                                    ---------------  --------------

Other comprehensive income, net of tax:
  Unrealized net gain on investments available for
   sale, net of income taxes of $75 and $31                    163              60
                                                    ---------------  --------------
Comprehensive income                                $          663   $         492
                                                    ===============  ==============

Net income per share
   Basic                                            $          .17   $         .16
   Diluted                                          $          .15   $         .14
Average shares outstanding:
   Basic                                                 2,887,936       2,823,794
   Diluted                                               3,434,705       3,074,276


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS





                            SUMMIT FINANCIAL CORPORATION
              CONSOLIDATED INCOME AND COMPREHENSIVE INCOME STATEMENTS
                   (Dollars, except per share data, in Thousands)
                                    (Unaudited)


                                                     For the Nine Months Ended
                                                            September 30,
                                                    -------------------------------
                                                         1998             1997
                                                    ---------------  --------------
Interest Income:
 Loans                                              $        9,134   $       8,497
 Taxable investment securities                                 906             853
 Nontaxable investment securities                              289              62
 Federal funds sold                                            351             273
 Other                                                         148             118
                                                    ---------------  --------------
                                                            10,828           9,803
                                                    ---------------  --------------
Interest Expense:
 Deposits                                                    4,906           4,446
 Other                                                         259             198
                                                    ---------------  --------------
                                                             5,165           4,644
                                                    ---------------  --------------
     Net interest income                                     5,663           5,159
Provision for loan losses                                     (141)           (256)
                                                    ---------------  --------------
     Net interest income after
      provision for loan losses                              5,522           4,903
                                                    ---------------  --------------

Other Income:
 Service charges and fees on deposit accounts                  160             148
 Credit card service fees and income                           223             180
 Insurance commission fee income                               239             149
 Other income                                                  484             275
                                                    ---------------  --------------
                                                             1,106             752
                                                    ---------------  --------------
Other Operating Expenses:
 Salaries, wages and benefits                                2,417           2,010
 Occupancy                                                     339             344
 Furniture, fixtures and equipment                             414             325
 Other operating expenses                                    1,299           1,131
                                                    ---------------  --------------
                                                             4,469           3,810
                                                    ---------------  --------------
Income before income taxes                                   2,159           1,845
Provision for income taxes                                    (789)           (674)
                                                    ---------------  --------------
Net income                                                   1,370           1,171
                                                    ---------------  --------------

Other comprehensive income, net of tax:
  Unrealized net gain on investments available for
   sale, net of income taxes of $105 and $28                   208              53
                                                    ---------------  --------------
Comprehensive income                                $        1,578   $       1,224
                                                    ===============  ==============

Per share data:
   Basic                                            $          .47   $         .42
   Diluted                                          $          .40   $         .38
Average shares outstanding:
   Basic                                                 2,884,296       2,820,940
   Diluted                                               3,415,733       3,071,422


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS




                                     SUMMIT FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                             (Unaudited)
                                        (Dollars in Thousands)


                                                                     Accum-
                                                                     ulated
                                       Addi-                         other       Non-        Total
                                      tional                        compre-     vested       share-
                                      Common   paid-in   Retained   hensive    restricted   holders'
                                       stock   capital   earnings    income      stock       equity
                                      -------  --------  ---------  --------  ------------  ---------
Balance at December 31, 1996          $ 2,670  $  8,919  $      49         -            -   $  11,638
Net income for the nine months
 ended September 30, 1997                   -         -      1,171         -            -       1,171
Change in unrealized net gain
 on investment securities available
 for sale                                   -         -          -        53            -          53
Employee stock options exercised           22        43          -         -            -          65
                                      -------  --------  ---------  --------  ------------  ---------
Balance at September 30, 1997         $ 2,692  $  8,962  $   1,220  $     53  $         0   $  12,927
                                      =======  ========  =========  ========  ============  =========


Balance at December 31, 1997          $ 2,877  $ 10,907          -  $     90        ($505)  $  13,369
Net income for the nine months
 ended September 30, 1998                   -         -      1,370         -            -       1,370
Amortization of nonvested restricted
 stock                                      -         -          -         -           76          76
Change in unrealized net gain
 on investment securities available
 for sale                                   -         -          -       208            -         208
Employee stock options exercised           11        41          -         -           52
                                      -------  --------  ---------  --------  ------------  ---------
Balance at September 30, 1998         $ 2,888  $ 10,948  $   1,370  $    298        ($429)  $  15,075
                                      =======  ========  =========  ========  ============  =========


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS





                                SUMMIT FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                         (Unaudited)


                                                              For the Nine Months Ended
                                                                    September 30,
                                                             -----------------------------
                                                                  1998             1997
                                                             ---------------  --------------
Cash flows from operating activities:
Net income                                                   $        1,370   $       1,171
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses                                           141             256
    Depreciation and amortization                                       325             250
    Gain on sale of fixed assets                                          -             (29)
    Net amortization of net premium on investments                       26               5
    Amortization of deferred compensation on
     restricted stock                                                    76               -
    Decrease (increase) in other assets                                 143            (299)
    (Decrease) increase in other liabilities                           (108)            224
                                                             ---------------  --------------
Net cash provided by operating activities                             1,973           1,578
                                                             ---------------  --------------

Cash flows from investing activities:
  Purchases of securities available for sale                         (9,524)        (10,832)
  Proceeds from maturities of securities available for sale           8,817           2,809
  Proceeds from sales of securities available for sale                  951           2,991
  Purchases of Federal Home Bank Stock                                  (84)            (59)
  Net increase in loans                                              (2,644)        (10,299)
  Purchases of net finance loans receivable                               -            (499)
  Purchase of company-owned life insurance                           (1,725)              -
  Purchases of fixed assets                                            (801)           (147)
  Proceeds from sale of fixed assets                                      -              41
                                                             ---------------  --------------
Net cash used in investing activities                                (5,010)        (15,995)
                                                             ---------------  --------------

Cash flows from financing activities:
  Net increase in deposit accounts                                    1,688          24,798
  Net increase in securities sold under
   repurchase agreements                                                 33              30
  Advances from other borrowings                                      6,500           1,500
  Repayment of other borrowings                                      (2,500)            (50)
  Proceeds from stock issuance pursuant
    to employee stock option plan                                        52              66
                                                             ---------------  --------------
Net cash provided by financing activities                             5,773          26,344
                                                             ---------------  --------------
Net increase in cash and cash equivalents                             2,736          11,927
Cash and cash equivalents, beginning of period                        9,361           9,026
                                                             ---------------  --------------
Cash and cash equivalents, end of period                     $       12,097   $      20,953
                                                             ===============  ==============

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                     $        5,497   $       4,474
Cash paid during the period for income taxes                 $          595   $         775
Change in market value of investment securities
 available for sale, net of income taxes                     $          208   $          53


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS




                      SUMMIT FINANCIAL CORPORATION
     CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               SEPTEMBER 30, 1998

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

     The unaudited consolidated financial statements of the Company at September 30, 1998 and for the periods ended September 30, 1998 and 1997 were prepared in accordance with the instructions for Form 10-Q and, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 1998, and the results of operations and cash flows for the periods ended September 30, 1998 and 1997 have been included. The results for the quarter or nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10K.

NOTE  2  -  CASH  FLOW  INFORMATION:
     The Company considers those amounts included in the balance sheet captions "Cash and interest-bearing deposits" and "Federal funds sold" to be cash and cash equivalents, which totaled $12,097,000 and $20,953,000 at September 30, 1998 and 1997, respectively. Cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are overnight investments.

NOTE  3  -  COMPREHENSIVE  INCOME:
     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of this Statement. Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances. Comprehensive income is divided into net income and other comprehensive income. The Company's "other comprehensive income" for the quarters and nine months ended September 30, 1998 and 1997 and "accumulated other comprehensive income" as of September 30, 1998 and December 31, 1997 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.


NOTE  4  -  PER  SHARE  INFORMATION:
     Effective August 24, 1998, the Company issued a two-for-one stock split. The split was issued to all shareholders of record as of August 10, 1998 and resulted in the issuance of 1,443,410 shares of common stock of the Company. All share and per share data have been restated to reflect this stock split as of the earliest period presented.

     The following is a reconciliation of the denominators of the basic and diluted per-share computations for net income for the three months and nine months ended September 30, 1999 and 1997. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. (Dollars, except per share data, in thousands).





                                           Three Months Ended September 30,
                                       1998          1998       1997         1997
                                   -------------  ----------  ----------  ---------
                                        BASIC       DILUTED     BASIC      DILUTED
                                   -------------  ----------  ----------  ----------
Net Income                         $         500  $      500  $      432  $      432
                                   -------------  ----------  ----------  ----------

Weighted average shares
 outstanding                           2,887,936   2,887,936   2,823,794   2,823,794
Effective of Dilutive Securities:
    Stock options                         -          546,768      -          250,482
                                   -------------  ----------  ----------  ----------
                                       2,887,936   3,434,704   2,823,794   3,074,276
                                   -------------  ----------  ----------  ----------

Per-share amount                   $        0.17  $     0.15  $     0.16  $     0.14
                                   =============  ==========  ==========  ==========






                                            Nine Months Ended September 30,
                                       1998         1998       1997         1997
                                   ------------  ----------   ---------   ---------
                                       BASIC       DILUTED      BASIC      DILUTED
                                   ------------- ----------  ----------  ----------
Net Income                         $      1,370  $    1,370  $    1,171  $    1,171
                                   ------------  ----------  ----------  ----------

Weighted average shares
 outstanding                          2,884,296   2,884,296   2,820,940   2,820,940
Effective of Dilutive Securities:
    Stock options                             -     531,437           -     250,482
                                   ------------  ----------  ----------  ----------
                                      2,884,296   3,415,733   2,820,940   3,071,422
                                   ------------  ----------  ----------  ----------

Per-share amount                   $       0.47  $     0.40  $     0.42  $     0.38
                                   ============  ==========  ==========  ==========



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

     During the quarter ended September 30, 1998, the Company's net income totaled $500,000 or $0.15 per diluted share. This is compared to net income of $432,000 or $0.14 per diluted share for the same quarterly period of 1997 or an increase of 15%. For the first nine months of 1997 the Company reported net income of $1.370 million or $0.40 per diluted share, an improvement of approximately $199,000 compared to the net income for the first nine months of 1997 of $1.171 million or $0.38 per diluted share.

     Total assets increased approximately $7.4 million or 5% from December 31, 1997 to September 30, 1998. Deposits increased approximately $1.7 million or 1% during the period. The increase in deposits, combined with the $4 million
(133%) increase in other borrowings, funded gross loan growth of $2.6 million (2%), and the $2.2 million (74%) increase in federal funds sold during the same period.

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL
     The Company reported consolidated net income for the quarter ended September 30, 1998 of $500,000, compared to net income of $432,000 for the quarter ended September 30, 1997, or an improvement of approximately $68,000 or 15%. The increase in consolidated earnings for the 1998 period is primarily attributable to (1) a $201,000 or 12% increase in the Company's net interest income related to the higher level of earning assets in 1998 as compared to the prior year; (2) a reduction in the provision for loan losses for the third quarter of 1998 as compared to the prior year due to the lower loan originations for the 1998 quarter; and (3) an increase of $81,000 in other income related primarily to higher insurance and nondeposit product commission fees. The increases are somewhat offset by higher other operating expenses of approximately 14%.

     Summit National Bank recorded net earnings of $511,000 for the quarter ended September 30, 1998 which was a 17% increase from the third quarter of 1997 earnings of $435,000. The increase in net income for this subsidiary resulted primarily from a $218,000 (16%) increase in the Bank's net interest income which was related to the higher level of earning assets, combined with a 43% increase in other income for the 1998 quarter as compared to the prior year.

     The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded net losses for both the third quarter of 1998 and 1997 of approximately $(28,000) and $(24,000), respectively. The lower net interest income due to the reduction in earning assets between the third quarter of 1997 and 1998 is the primary contributor to the higher loss in the current year's quarter.

NET  INTEREST  INCOME
     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended September 30, 1998, the Company recorded consolidated net interest income of $1.9 million, a 12% increase from the net interest income of $1.7 million for the quarter ended September 30, 1997. The increase in this amount is related to the increase in the average earning asset and interest-bearing liability volume of the Company of 8% and 5%, respectively, combined with the 23 basis point increase in net interest margin for the Company.

     For the quarters ended September 30, 1998 and 1997, the Company's consolidated net interest margin was 4.92% and 4.69%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is related primarily to the decrease in the average cost of liabilities of 20 basis points.

INTEREST  INCOME
     For the quarter ended September 30, 1998, the Company's earning assets averaged $161.4 million and had an average yield of 9.21%. This compares to average earning assets of $149.0 million for the third quarter of 1997, yielding 9.30%. Thus, the increase in interest income of $217,000 or 6% between the quarters ended September 30, 1997 and 1998 is related to the increase in volume of earning assets of 8% offset by the 9 basis point reduction in average yield.

     Consolidated loans averaged approximately 74% of the Company's average earning assets for the third quarter of 1998 compared to 77% for the prior year. The majority of the Company's loans are tied to the prime rate (approximately 63% of the Bank's portfolio is at floating rates), which averaged 8.5% for both the quarters ended September 30, 1998 and 1997. During the third quarter of 1998, loans averaged $119.9 million, yielding an average rate of 10.26%, compared to $114.2 million, yielding an average of rate 10.25% for the third quarter of 1997. The interest rate environment remained fairly stable between the third quarter of 1997 and 1998. The 5% higher level of average loans resulted in an increase in consolidated interest income on loans of $149,000 or 5%.

     Investment securities averaged $26.8 million or 17% of average earning assets and yielded 6.42% (tax equivalent basis) during the third quarter of 1998, compared to average securities of $21.5 million yielding 6.47% (tax equivalent basis) for the quarter ended September 30, 1997. The 24% increase in average securities was the primary contributor to the $45,000 increase in interest income on investment securities.

INTEREST  EXPENSE
     The Company's interest expense for the quarter ended September 30, 1998 was $1.7 million. The increase of only 1% or $16,000 from the comparable quarter in 1997 was related to the average volume of interest-bearing liabilities increasing only 5% between the two periods, while the average rate on liabilities decreased 20 basis points. Interest-bearing liabilities averaged $134.8 million for the third quarter of 1998 with an average rate of 5.14%. This compares to average interest-bearing liabilities of $128.5 million with an average rate of 5.35% for the quarter ended September 30, 1997. The decrease in the average rate is related to the maturity of higher priced time deposits which were replaced by money market deposits, a relatively lower cost funding source. At September 30, 1998, money market deposit accounts totaled 33.6% of total deposits compared to 25.8% the prior year.

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

     Included in the net income for the quarter ended September 30, 1998 is a provision for loan losses of $40,000 compared to a provision of $45,000 for the third quarter of 1997. Lower loan growth for 1998 as compared to 1997 resulted in a decrease in the required provision for the two quarterly periods.

     At September 30, 1998, the consolidated allowance for loan losses was $1.8 million or 1.47% of total loans net of unearned income. This compares to an allowance of $1.7 million or 1.49% of total loans net of unearned income at September 30, 1997. For the quarter ended September 30, 1998, the Company reported net charge-offs of $52,000, or 0.17% annualized of average loans. This is compared to consolidated net charge-offs of $53,000 for the comparable quarter of 1997. There were no loans on nonaccrual status at either September 30, 1998 or 1997. Loans past due 90 days and greater totaled $365,000 or 0.30% of gross loans at September 30, 1998 and $151,000 or 0.13% of gross loans at September 30, 1997. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at September 30, 1998 represents management's estimate of potential losses in the loan portfolio at that date.


OTHER  INCOME  AND  EXPENSES
     Other income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $339,000 for the quarter ended September 30, 1998 compared to $259,000 for the third quarter of 1997, or an increase of 31%. Increases in Bank branch related income due to higher volume of transactions and number of accounts ; higher mortgage loan referral fees in 1998; and increases in nondeposit sale transactions generating commission income were responsible for the increase in other income in the third quarter of 1998 as compared to 1997.

     For the quarter ended September 30, 1998, total overhead expenses were $1.46 million which is an increase of 14% over the amount incurred for the quarter ended September 30, 1997 of $1.28 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $773,000 for the quarter ended September 30, 1998 as compared to $669,000 for the quarter ended September 30, 1997. The increase of $104,000 or 16% is a result of (1) normal annual raises; (2) additional staff added at the Bank between the 1997 and 1998 comparable periods; (3) higher commission expense paid and associated payroll taxes related to the higher nondeposit product sales in the third quarter of 1998; (4) amortization of the compensation expense related to restricted stock grants in late 1997; and (5) additional bonus and benefit accruals pursuant to the Bank's compensation program.

     The 25% ($28,000) increase in furniture, fixtures, and equipment between the third quarters of 1998 and 1997 is primarily related to higher depreciation and associated expenses at the Bank, primarily software and hardware related to technology upgrades and furnishings and equipment in anticipation of the new branch facility opening in the fourth quarter of 1998.

     Included in the line item "other operating expenses", which increased $40,000 or 10% from the comparable quarter of 1997, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for a majority of the increase ($30,000), and, in addition to normal volume-related activity had increases in advertising in anticipation of the new branch and in education related to the technology upgrades.

     Also included in the line item "other operating expenses" is activity of the Finance Company which includes charges for credit reports, license fees, acquisition premium amortization, and office support. These items increased 5% between the third quarter of 1998 and 1997 related to normal activity of the branches.

INCOME  TAXES
     For the quarter ended September 30, 1998, the Company reported $285,000 in income tax expense, or an effective tax rate of 36.3%. This is compared to income tax expense of $244,000 for the same quarter of the prior year, or an effective tax rate of 36%.


RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL
     The Company reported consolidated net income for the nine months ended September 30, 1998 of $1.370 million, compared to net income of $1.171 million for the nine months ended September 30, 1997, or an improvement of approximately $199,000 or 17%. The increase in consolidated earnings for the 1998 period is primarily attributable to (1) a $504,000 or 10% increase in the Company's net interest income related to the higher level of earning assets in 1998 as compared to the prior year; (2) a reduction in the provision for loan losses for the first nine months of 1998 as compared to 1997 due to the lower net loan originations in 1998; and (3) the 47% increase in other income related to higher insurance and nondeposit commission fees and mortgage referral fees. The increases are somewhat offset by a 17% increase in other operating expenses.

     Summit National Bank recorded net earnings of $1.369 million for the nine months ended September 30, 1998 which was an 20% increase from the first nine months of 1997 earnings of $1.144 million. The increase in net income for this subsidiary resulted primarily from a $560,000 (14%) increase in the Bank's net interest income which was primarily related to the higher level of average earning assets, combined with increase in other income and a reduction in the provision for loan losses. This increase was offset somewhat by increases in other operating expenses between the two periods. The Company's consumer finance subsidiary, Freedom Finance, Inc., recorded net losses for both the first nine months of 1998 and 1997 of approximately $(38,000) and $(35,000), respectively.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the nine months ended September 30, 1998, the Company recorded consolidated net interest income of $5.7 million, a 10% increase from the net interest income of $5.1 million for the nine months ended September 30, 1997. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 14% and 12%, respectively, offset somewhat by the 8 basis point decrease in the consolidated net interest margin for the period.

     For the nine months ended September 30, 1998 and 1997, the Company's consolidated net interest margin was 4.93% and 5.01%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in consolidated net interest margin is related primarily to the decrease in the average yield on loans, combined with the shift of earning assets to lower yielding federal funds sold and short-term interest-bearing deposits.

INTEREST  INCOME
     For the nine months ended September 30, 1998, the Company's earning assets averaged $157.6 million and had an average tax-equivalent yield of 9.31%. This compares to average earning assets of $138.5 million for the first nine months of 1997, yielding approximately 9.49%. Thus, the significant contributor to the increase in interest income of $1 million or 10% between the nine months ended September 30, 1998 and 1997 is the increase in volume of earning assets of 14%, offset somewhat by the 18 basis point decrease in yield.

     Consolidated loans averaged approximately 75% of the Company's average earning assets for the first nine months of 1998 compared to 79% for the prior year. The majority of the Company's loans are tied to the prime rate (approximately 63% of the Bank's portfolio is at floating rates), which averaged 8.50% and 8.42% for the nine months ended September 30, 1998 and 1997, respectively. During the first nine months of 1997, gross loans averaged $118.6 million, yielding an average of 10.30%, compared to $109.3 million, yielding an average of 10.39% for the first nine months of 1997. The decrease in yield is primarily related to the continuing competitive pricing pressures on loans of the Bank, combined with the decline in the average yield on the Finance Company loans. The higher level of average loans, offset by the decrease in average rate, resulted in an increase in consolidated interest income on loans of $637,000 or 7.5%.

     Investment securities averaged $27.5 million or 17% of average earning assets and yielded 6.54% (tax equivalent basis) during the first nine months of 1998, compared to average securities of $19.8 million yielding 6.40% (tax equivalent basis) for the nine months ended September 30, 1997. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities (primarily longer term municipals) purchased during the latter half of 1997 and into 1998. The increase in average securities combined with the increase in average rate resulted in the increase of interest income on securities of $279,000 or 30%.

INTEREST  EXPENSE
     The Company's interest expense for the nine months ended September 30, 1998 was $5.2 million. The increase of 11% from the comparable nine months in 1997 of $4.6 million was related to the 12% increase in average volume of interest-bearing liabilities, offset somewhat by the decrease in average rate of 4 basis points. Interest-bearing liabilities averaged $132.4 million for the first nine months of 1998 with an average rate of 5.21%. This is compared to average interest-bearing liabilities of $118.2 million with an average rate of 5.25% for the nine months ended September 30, 1997.

PROVISION  FOR  LOAN  LOSSES
     As previously discussed under the quarterly analysis, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for potential losses in the loan portfolio.

     Included in the net income for the nine months ended September 30, 1998 is a provision for loan losses of $141,000 compared to a provision of $256,000 for the first nine months of 1997. The decrease in the provision required is related to the lower net originations experienced by the Company during the first nine months of 1998 as compared to the same period of 1997.

     At September 30, 1998, the consolidated allowance for loan losses was $1.8 million or 1.47% of total loans net of unearned income. This compares to an allowance of $1.7 million or 1.49% of total loans net of unearned income at September 30, 1997. For the nine months ended September 30, 1998, the Company reported net charge-offs of $90,000. This is compared to consolidated net charge-offs of $79,000 for the comparable period of 1997.

OTHER  INCOME  AND  EXPENSES
     Other income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $1.1 million for the nine months ended September 30, 1998 compared to $752,000 for the first nine months of 1997, or an increase of 47%. Increases in Bank branch related income due to higher volume of transactions and number of accounts; higher mortgage loan referral fees in 1998; and increases in nondeposit sale transactions generating commission income were responsible for the increase in other income the first half of 1998 as compared to 1997.

     For the nine months ended September 30, 1998, total overhead expenses were $4.5 million which is an increase of 17% over the amount incurred for the nine months ended September 30, 1997 of $3.8 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $2.4 million for the nine months ended September 30, 1998 as compared to $2 million for the nine months ended September 30, 1997. The increase of $407,000 or 20% is a result of (1) normal annual raises; (2) additional staff added at the Bank between the 1997 and 1998 comparable periods; (3) higher commission expense paid and associated payroll taxes related to the higher nondeposit product sales in 1998; (4) amortization of the compensation expense related to restricted stock grants in late 1997; and (5) additional bonus and benefit accruals pursuant to the Bank's compensation program.

     The 27% ($88,000) increase in furniture, fixtures, and equipment ("FFE") between the first nine months of 1998 and 1997 is primarily related to higher depreciation and associated expenses at the Bank, primarily software and hardware related to technology upgrades and furnishings and equipment in anticipation of the new branch facility opening later in 1998.

     Included in the line item "other operating expenses", which increased $168,000 or 15% from the comparable nine months of 1997, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for $129,000 or 77% of the increase and, in addition to normal volume-related activity, had increases in advertising in anticipation of the new branch opening, higher professional and outside service fees related to additional technology consulting engagements during 1998, and increases in education expenses related to the software upgrades and new technology.

     Also included in the line item "other operating expenses" is activity of the Finance Company which includes charges for credit reports, license fees, acquisition premium amortization, and office support. These items increased 5% between the comparable periods of 1997 and 1998 related to normal activity of the branches.


INCOME  TAXES
     For the nine months ended September 30, 1998, the Company reported $789,000 in income tax expense, or an effective tax rate of 36.5%. This is compared to income tax expense of $674,000 for the same nine months of the prior year, also for an effective tax rate of 36.5%.


LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. The Company's primary liquid assets at September 30, 1998 and 1997, accounted for approximately 20% and 15%, respectively, of average assets. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include borrowing on a short-term basis from the Federal Home Loan Bank and Federal Reserve System, purchasing federal funds from other financial institutions, and increasing deposits by raising rates paid.

     The Company's core deposits consist of consumer non-jumbo (i.e. less than $100,000) time deposits, and consumer and commercial savings accounts, NOW accounts, money market accounts, and checking accounts. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposits greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000, which represented 17% and 21% of total deposits at September 30, 1998 and 1997, respectively, are held primarily by customers in the Company's service area who have dealt with the Company for an extended period of time. The Company has no brokered deposits.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $1.3 million in available liquidity remaining from its initial public offering and the retention of earnings. All of this liquidity was advanced to the Finance Company to fund its operations as of September 30, 1998. In addition, Summit Financial has an available line of credit totaling $2.2 million with an unaffiliated financial institution, all of which was available at September 30, 1998. Finally, several individuals have provided term loans to Summit Financial to provide liquidity for funding operating needs of Freedom Finance. At September 30, 1998, these term loans totaled $500,000 and have various maturities throughout 1998. Additional sources of liquidity for Summit Financial include management fees and debt service which are paid by its subsidiary on a monthly basis.

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

CAPITAL  RESOURCES
     To date, the capital needs of the Company have been met through the retention of net income and from the proceeds of its initial offering of common stock. The Company believes that the rate of asset growth will not negatively impact the capital base. Total equity at September 30, 1998 was $15.1 million.

     On April 22, 1998, the Company entered into an agreement to lease a facility for a branch location in Greenville, South Carolina. The facility is approximately 8,000 square feet and has an initial term of 7 years. The lease requires initial monthly rent payments of $5,900 for a period of 4 years, at which time the rent increases to $6,492 per month. The agreement includes a renewal option for an additional 7 year period at substantially the same terms of the initial lease and for a monthly rent of $6,492 throughout the renewal period. The Company will open the branch facility during October 1998. Management believes the current capital resources are adequate to meet the needs for the anticipated branch facility and related furnishings and equipment.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of September 30, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At September 30, 1998 and 1997, the Company and the Bank are both categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at September 30, 1998 as well as the minimum calculated amounts for each regulatory defined category.



                         RISK-BASED CAPITAL CALCULATIONS


                                                                    TO BE
                                                    FOR          CATEGORIZED
                                                   CAPITAL          WELL-
                                                  ADEQUACY        CAPITALIZED
                                ACTUAL             PURPOSES
                          -----------------    --------------   --------------
                          Amount      Ratio    Amount   Ratio   Amount   Ratio
Total Capital to Risk-
Weighted Assets
     Company             $  16,161     12.25%  $10,556   8.00%  $13,194  10.00%
     Bank                $  14,749     11.40%  $10,350   8.00%  $12,937  10.00%

Tier I Capital to Risk-
Weighted Assets
     Company             $  14,514     11.00%  $ 5,278   4.00%  $ 7,917   6.00%
     Bank                $  13,161     10.17%  $ 5,175   4.00%  $ 7,762   6.00%

Tier I Capital to
Average Assets
     Company             $  14,514      8.76%  $ 6,625   4.00%  $ 8,281   5.00%
     Bank                $  13,161      8.06%  $ 6,528   4.00%  $ 8,160   5.00%



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


ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS
     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impractical to do so. It is not anticipated that the adoption of this statement will materially effect the Company's current method of financial reporting.


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

     The Company has substantially completed the assessment phase of the project in which all critical applications are identified and programming issues determined. In conjunction with this phase, the Company inventoried all of its hardware, software, and environmental or other non-computerized systems. Each inventory item (equipment, application, or service provider system) has been prioritized and evaluated as to its Year 2000 compliance. Currently, all systems identified as "mission critical" have been certified as Year 2000 compliant by the vendors providing the software applications or hardware. The Company is well into its testing phase for both the mission critical applications as well as other inventoried items. Testing should be substantially complete by year end for the mission critical applications. The Company has established time-lines for testing all noncritical software and ancillary systems, such as telephone systems and security devices to be completed by first quarter 1999. Finally, the Company has developed both remediation and business resumption contingency plans. In these contingency plans, all possible scenarios have attempted to be addressed, including the resources and procedures necessary to manually process transactions in the event the core systems do not function on January 1, 2000. While the Company believes that it has available resources to assure year 2000 compliance, it is to some extent dependent on vendor cooperation. Accordingly, management is in constant contact with its various vendors and is monitoring their Year 2000 efforts on an on-going basis.

In addition to the internal processing risks associated with the Year 2000 issue, the Company has made every attempt to address external risks, primarily credit and liquidity, associated with our major customers and their Year 2000 remediation efforts. The way that these material customers approach and comply with the Year 2000 will have a potential significant impact on the Company. In an effort to identify and manage the risks posed by those customers, the Company has (1) identified material customers; (2) evaluated their Year 2000 preparedness through questionnaires and interviews; (3) assessed their Year 2000 risk to the Company; and (4) implemented appropriate controls to manage and mitigate their Year 2000 related risk to the Company. The controls implemented may include ongoing monitoring of a customers Year 2000 remediation efforts, review and adjustment of credit maturities, obtaining additional collateral, or including specific Year 2000 language in loan agreements, as appropriate. Management is also addressing all new relationships for Year 2000 risk. Currently, there are no significant customers which are rated as a "High" Year 2000 risk and which the Company believes a risk of loss is present.

     At this time, the Company believes the cost of making modifications to correct any year 2000 problems will be nominal. Corrections and "fixes" to software provided by third-party vendors is covered in the annual maintenance fees paid by the Company on a regular basis. In addition, equipment and software acquisition expenses are not expected to materially differ from historical levels as the Company routinely upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for year 2000 compliance. There has been no significant change to the Company's existing technology plans due to any Year 2000 issues.

     The Company's management believes it has adequately addressed the Year 2000 issue and has adequate resources and personnel executing the Year 2000 Action Plan to ensure compliance in accordance with the timeframes established in the plan and as mandated by the regulatory agencies which oversee the Company and its subsidiaries. The Company's bank subsidiary has already been subject to and will undergo additional examinations of its Year 2000 initiatives to ensure compliance with all regulatory requirements. Management does not know of any trends, events, or uncertainities related to the Year 2000 issues that it believes may result in a significant adverse affect on the Company's financial position.


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

     As of September 30, 1998, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1997. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10K.

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

SUMMIT  FINANCIAL  CORPORATION


Dated:  November  12,  1998

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President
and  Chief  Executive  Officer


Dated:  November  12,  1998

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President
and  Chief  Financial  Officer