Form 10-K
period 1998-12-31
SUMMIT FINANCIAL CORP
filed 1999-03-29
CIK 856223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          Commission File No. 000-19235

                          SUMMIT FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

   SOUTH  CAROLINA                                        57-0892056
(State  or other jurisdiction                                   (I.R.S. Employer
   of  incorporation  or                                        Identification
    organization)                                                       No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.          X
                  ----

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant computed by reference to the closing price of such stock as quoted on the NASDAQ National Market, as of March 10, 1999 was approximately $22.7 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.


As  of  March  10,  1999, there were 3,047,044 shares of the Registrant's Common
Stock,  $1.00  par  value,  outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Definitive Proxy Statement for 1999 Annual Meeting of Shareholders is incorporated by reference in Part III.

                                     PART I


NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS
      Summit Financial Corporation's ("the Company") Annual Report on Form 10-K, specifically certain of the statements set forth under "Item 1 - Business", "Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations", "Item 7A - Quantitative and Qualitative Disclosures about Market Risk", and elsewhere in this Form 10-K, and the documents incorporated herein by reference, contains forward-looking statements, identified as such for purposes of the safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "estimates", or variations of such words and similar expressions, are intended to identify such forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements.
Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment; (2) changes in the financial industry regulatory environment; (3) changes in the economy in areas served by the Company and its subsidiaries; (4) the impact of competition;
(5) the management of the Company's operations; (6) changes in the market interest rate environment and/or the Federal Reserve's monetary policies; (7) loan prepayments and deposit decay rates; and (8) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the SEC. The Company disclaims any obligation to update any forward-looking statements.


ITEM  1.     BUSINESS

GENERAL
     Summit Financial Corporation (the "Company") was incorporated under the laws of the State of South Carolina on May 26, 1989. The Company, headquartered in Greenville, South Carolina, is a financial institution holding company formed under the Bank Holding Company Act of 1956, as amended. Subsidiaries of the Company are Summit National Bank (the "Bank", "Summit"), a national bank organized in 1990, and Freedom Finance, Inc. (the "Finance Company", "Freedom"), a consumer finance company organized in 1994. In 1997 the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary. The Company engages in no significant operations other than the ownership of its subsidiaries. The Company conducts its business from three banking offices and eleven consumer finance offices throughout South Carolina.

     The Bank targets individuals and small-to-medium-sized businesses in the Upstate of South Carolina that require a full range of quality banking services typically provided by the larger regional banking concerns, but who prefer the personalized service offered by a locally-based institution. The Bank currently has its headquarters and three full-service branch locations in Greenville, South Carolina. Summit provides a full range of deposit services that are typically available in most banks and savings and loan associations including checking accounts, NOW accounts, individual retirement accounts, savings and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit. Deposits of the Bank are insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"). The Company has no material concentration of deposits from any single customer or group of customers. Other services which the Bank offers include safe deposit boxes, bank money orders, wire transfer facilities, and various cash management and electronic banking programs. Through Summit Investment Services, Inc., the Bank provides a full range of nondeposit investment products including annuities and mutual funds, full and discount brokerage services, and financial management services.

     The Bank also offers a full range of short to intermediate-term, secured and unsecured commercial and personal loans for business, agriculture, real estate, home improvement and automobiles, credit cards, letters of credit, personal investments and home equity lines of credit. It is the Bank's intent to originate quality, profitable loans which will benefit the area's economy, provide a reasonable return to our shareholders, and promote the growth of the Bank. Management strives to maintain quality in the loan portfolio and to accept only those credit risks which meet the Bank's underwriting standards. No significant portion of the Company's loan portfolio is concentrated within a single industry or group of related industries.

     The Finance Company makes and services installment loans to individuals with loan principal amounts generally not exceeding $1,500 and with maturities ranging from three to eighteen months. The Finance Company, which is headquartered in Greenville, South Carolina, currently has 11 branch offices throughout South Carolina. The Finance Company's loan customers are primarily in the low-to-moderate income brackets and are engaged in widely diverse occupations. A loan investigation and credit history review is made for each borrower, either through credit reporting agencies or directly by Company employees. Freedom also makes available to borrowers credit life, accident and health, and property insurance directly related to the extension of credit to the individual. The business of the Finance Company is rather seasonal and the amount of loans outstanding increases significantly at the end of each calendar year due to the seasonal loan demand, while the first quarter of the calendar year often results in substantial loan paydowns.

     With the exception of the loans acquired to expand Freedom's branch network, the Company has pursued a strategy of growth through internal expansion since its inception. At December 31, 1998, the Company had total assets of $170.5 million, total deposits of $140.2 million, loans, net of unearned income, of $130.7 million and shareholders' equity of $15.7 million. This compares with total assets of $160.3 million, total deposits of $140.9 million, loans of $118.8 million and shareholders' equity of $13.4 million at December 31, 1997.

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

     Many of these competitors have substantially greater resources and lending abilities due to their size than the Bank or its subsidiary have and these competitors may offer services, such as international banking and trust services, that the Bank is not currently providing. Moreover, most of the competitors have multiple branch networks located throughout the extended market area, while the Bank currently has only three locations, which could be a competitive disadvantage. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations, but concentrates its efforts on small and medium-sized businesses and individuals. The Company believes that the Bank is able to compete effectively in this market segment by offering competitive pricing of services and quality, experience and personal treatment in the execution of services.

     The Bank and its subsidiary are not dependent upon a single or a very few customers, the loss of which would have a material adverse effect.

     THE FINANCE COMPANY: Freedom Finance, Inc. serves its customers from locations in Bishopville, Columbia, Conway, Florence, Greenville, Kingstree, Lake City, Manning, Moncks Corner, St. George, and Sumter, South Carolina. Competition between consumer finance companies is not generally as intense as that among banks, however, this segment of the market has become over-served in areas of South Carolina. The amounts, rates, and fees charged on consumer finance loans are restricted by state law according to the type of license granted by the South Carolina State Board of Financial Institutions. Numerous other finance companies which offer similar types of loans are located in the areas served by Freedom.

     The Finance Company competes directly with national, regional and local consumer finance companies. The principal areas of competition in the consumer finance industry are convenience of services to customers, effectiveness of advertising, effectiveness of administration of loans and the cost of borrowed money. Many of the finance companies competing with Freedom may have substantially greater resources and lending abilities than the Finance Company and may have more branches within the specific market areas in which they and the Finance Company compete. The Company believes that the Finance Company is able to compete effectively in its current markets.

EMPLOYEES
     As of December 31, 1998, the Company employed a total of three executive officers. Additionally, the Company and its subsidiaries employed 73 full-time equivalent employees. Management considers its relations with its employees to be good.

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

IMPACT  OF  INFLATION
     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company's subsidiary, are primarily monetary in nature. Therefore, the Company's performance is not generally affected by the general levels of inflation on the price of goods and services. While the Company's noninterest income and expense and the interest rates earned and paid are affected by the rate of inflation, the Company believes that the effects of inflation are generally manageable through asset/liability management.

ACCOUNTING  ISSUES
     In  June  1998,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 changes the previous accounting definition of a derivative and discusses the appropriateness of hedge accounting for various forms of hedging activities. Under this standard, all derivatives are measured at fair value and recognized in the statement of financial position as assets or liabilities. This standard is effective for all fiscal quarters and years beginning after June 15, 1999. Because the Company has no derivative activity at this time, management does not expect that this standard will have a significant effect on the Company.

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

     Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such nonbanking-related entities.

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

     Effective January 1, 1996, the FDIC implemented a risk-based assessment schedule, having assessments ranging from 0.00% to 0.27% of an institution's average deposit base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized", or "undercapitalized", as terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In addition, effective January 1, 1997, the Deposit Insurance Funds Act of 1996 (the "Funds Act") implemented a separate Financing Corporation ("FICO") assessment to service the interest on its bond obligation from the Savings Association Insurance Fund ("SAIF") assessment resulting from the Fund Act. The amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance according to the FDIC's risk-related assessment schedules. FICO assessment rates are adjusted quarterly to reflect changes in assessment bases for the BIF and SAIF. Based on the Bank's current financial condition, the current FDIC assessment rate for the Bank is at the lowest available level.

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

     In December 1996, the Federal Financial Institutions Examination Council adopted a revised Uniform Financial Institutions Rating System ("CAMELS rating system"). This revised CAMELS rating system is used by Federal and state regulators to assess the soundness of financial institutions on a uniform basis and to identify those institutions requiring special supervisory attention. The basic structure of the original CAMEL rating system was retained with the addition of a sixth component related to a bank's sensitivity to market risk. The six components of the CAMELS rating system are: 1) capital adequacy, 2) asset quality, 3) management, 4) earnings, 5) liquidity, and 6) sensitivity to market risk. The new component involves measuring the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or capital and management's ability to control this risk. The evaluation of these six components is the basis for a composite rating assigned to each financial institution. The revised CAMELS rating system was used on all examinations started on or after January 1, 1997.

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

     THE FINANCE COMPANY: The Company's subsidiary finance company, Freedom Finance, Inc., is a consumer finance company licensed and regulated by the State Board of Financial Institutions for South Carolina. Accordingly, the Finance Company is subject to annual examinations by the State Board and various regulatory requirements, including annual reporting, annual license renewal, and other regulations pertaining to the extension of credit. Specifically, state laws and regulations apply to maximum loan amounts, terms, interest rates and credit insurance and other fee charges. These laws and regulations are subject to both repeal and revision from time to time, often in response to pressures exerted by consumer rights groups.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 1998 and 1997, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios at December 31, 1998 and 1997 as well as the minimum calculated amounts for each regulatory defined category are included in this report under Part II, Item 8. "Financial Statements and Supplemental Data" as Note 14 to the Notes to Consolidated Financial Statements.

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

     Specifically, approval of the Comptroller of the Currency will be required for any cash dividend to be paid to the Company by the Bank if the total of all cash dividends, including any proposed cash dividend, declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Additionally, the National Bank Act provides that a national bank cannot pay cash dividends or other distributions to shareholders out of any portion of its common stock or preferred stock accounts and that a bank shall pay no cash dividend in an amount greater than its net profits then on hand, after deduction of its losses and bad debts. As of December 31, 1998, no cash dividends have been declared or paid by the Bank. At December 31, 1998, the Bank had available retained earnings of $5.2 million.

     On August 24, 1998, the Company issued a two-for-one stock split to shareholders of record on August 10, 1998. A total of 1,444,299 shares of common stock were issued in connection with the two-for-one stock split. The stated par value of each share was not changed from $1.00. On November 16, 1998, the Board of Directors approved the Company's seventh 5% stock distribution which was issued on December 28, 1998 to shareholders of record as of December 14, 1998. This distribution resulted in the issuance of 144,550 shares of the Company's $1.00 par value common stock.

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

NET  INTEREST  INCOME  ANALYSIS
-------------------------------
     Net interest income, the difference between the interest earned on assets and the interest paid for liabilities used to support those assets, is the principal source of the Company's operating income. Net interest income was $7.6 million, $7.0 million, and $5.6 million for 1998, 1997, and 1996, respectively. The Company's average interest rate spread, the difference between the average interest rate earned on interest-earning assets and the average interest paid on interest-bearing liabilities, increased between 1996 and 1997 because of the Company's balance sheet structure and the increases in rates on interest-earning assets. The spread remained relatively constant in 1998 as the reduction in rates on interest-earning assets was offset by a decline in the rates paid on interest-bearing liabilities. The increase in net interest income in 1998 is directly related to the increase in the average loan and deposit volume of the Bank of 9% and 10%, respectively. Net interest income increased in 1997 also related to the higher average loan and deposit volume of the Bank which was up from 1996 by 25% and 24%, respectively.

     For the year ended December 31, 1998, the Company's net interest margin was 4.95%, compared to 4.94% in 1997 and 4.81% for 1996. The net interest margin is calculated as net interest income divided by average earning assets. The margin for 1998 remained relatively constant with the prior year due primarily to the reduction in the cost of funds which offset the declining rate environment experienced as the prime rate decreased 75 basis points to 7.75% in the fourth quarter of 1998. The increase in the net interest margin between 1996 and 1997 is related to the general rising rate environment during that period as the prime rate increased from 8.25% to 8.50% in March 1997.

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

     The following table presents the average balances, the average yield and the interest income earned on interest-earning assets, and the average rate and the interest paid or accrued on interest-bearing liabilities of the Company for the last three years. Also presented is the average yields and rates for interest-earning assets and interest-bearing liabilities at December 31, 1998. Tabular presentation of all average statistical data is based on daily averages.



                                    AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
                                                  (DOLLARS IN THOUSANDS)

                                           Average      1998      1998     1998      1997      1997     1997      1996
                                          Yield/Rate   Average   Income/   Yield/   Average   Income/   Yield/   Average
                                           12/31/98    Balance   Expense    Rate    Balance   Expense    Rate    Balance
                                          -----------  --------  --------  -------  --------  --------  -------  --------
ASSETS
Earning Assets:
Loans (net of unearned income)                 10.11%  $120,455  $ 12,275   10.19%  $110,812  $ 11,491   10.37%  $ 88,481
Investment securities (taxable)                 5.86%    19,168     1,155    6.02%    18,597     1,173    6.31%    20,641
Investment securities
(non-taxable) (1)                               7.43%     8,365       413    7.49%     2,705       135    7.56%       589
Investment in stock (2)                         6.48%       771        50    6.48%       685        45    6.57%       600
Federal funds sold                              4.82%     7,242       397    5.48%     7,542       410    5.44%     3,834
Interest-bearing bank balances                  4.87%     2,047       126    6.15%     2,220       127    5.72%     1,892
                                          -----------  --------  --------  -------  --------  --------  -------  --------
     Total earning assets                       9.02%   158,048  $ 14,416    9.26%   142,561  $ 13,381    9.43%   116,037
                                          ===========            ========  =======            ========  =======
Non-earning assets                                        8,384                        7,101                        5,960
                                                       --------                     --------                     --------
     Total average assets                              $166,432                     $149,662                     $121,997
                                                       ========                     ========                     ========
LIABILITIES & SHAREHOLDERS'
EQUITY
Liabilities:
Interest-bearing deposits:
  Interest checking                             2.02%  $  6,931  $    155    2.24%  $  6,793  $    171    2.52%  $  5,383
  Savings                                       2.43%     1,643        42    2.56%     1,532        43    2.81%     1,635
  Money market accounts                         4.33%    44,214     2,058    4.65%    31,873     1,451    4.55%    23,843
  Time deposits > $100M                         5.48%    25,316     1,445    5.71%    27,872     1,616    5.80%    22,566
  Other time deposits                           5.44%    47,793     2,731    5.72%    48,958     2,859    5.84%    40,673
                                          -----------  --------  --------  -------  --------  --------  -------  --------
     Total interest-bearing deposits            4.73%   125,902     6,431    5.11%   117,028     6,140    5.25%    94,100
Federal funds purchased
 and repurchase agreements                      5.57%       836        43    5.14%       789        42    5.32%     1,398
Other short-term borrowings                     6.45%     1,053        71    6.74%       776        52    6.70%       317
FHLB advances                                   5.63%     4,517       257    5.67%     2,607       170    6.52%     1,724
                                          -----------  --------  --------  -------  --------  --------  -------  --------
     Total interest-bearing liabilities         4.76%   132,308  $  6,802    5.14%   121,200  $  6,404    5.28%    97,539
                                          ===========            ========  =======            ========  =======
Noninterest bearing liabilities:
  Noninterest bearing deposits                           17,497                       14,222                       12,263
  Other noninterest bearing
liabilities                                               2,203                        1,740                        1,148
                                                       --------                     --------                     --------
     Total liabilities                                  152,008                      137,162                      110,950
Shareholders' equity                                     14,424                       12,500                       11,047
                                                       --------                     --------                     --------
     Total average liabilities and
      equity                                           $166,432                     $149,662                     $121,997
                                                       ========                     ========                     ========
Net interest margin (3)                                          $  7,614    4.95%            $  6,977    4.94%
                                                                 ========  =======            ========  =======
Interest rate spread (4)                                                     4.16%                        4.15%
                                                                           =======                      =======



                                            1996     1996
                                          Income/   Yield/
                                          Expense    Rate
                                          --------  -------
ASSETS
Earning Assets:
Loans (net of unearned income)            $  8,924   10.09%
Investment securities (taxable)              1,241    6.01%
Investment securities
(non-taxable) (1)                               29    7.08%
Investment in stock (2)                         39    6.47%
Federal funds sold                             207    5.41%
Interest-bearing bank balances                 107    5.64%
                                          --------  -------
     Total earning assets                 $ 10,547    9.09%
                                          ========  =======
Non-earning assets

     Total average assets

LIABILITIES & SHAREHOLDERS'
EQUITY
Liabilities:
Interest-bearing deposits:
  Interest checking                       $    118    2.19%
  Savings                                       47    2.86%
  Money market accounts                        987    4.14%
  Time deposits > $100M                      1,279    5.67%
  Other time deposits                        2,322    5.71%
                                          --------  -------
     Total interest-bearing deposits         4,753    5.05%
Federal funds purchased
 and repurchase agreements                      73    5.20%
Other short-term borrowings                     25    7.89%
FHLB advances                                  113    6.55%
                                          --------  -------
     Total interest-bearing liabilities   $  4,963    5.09%
                                          ========  =======
Noninterest bearing liabilities:
  Noninterest bearing deposits
  Other noninterest bearing
liabilities

     Total liabilities
Shareholders' equity

     Total average liabilities and
      equity

Net interest margin (3)                   $  5,583    4.81%
                                          ========  =======
Interest rate spread (4)                              3.96%
                                                    =======



(1)  -     Yields on nontaxable investment securities have been adjusted to a tax equivalent basis assuming a 34% Federal tax  rate.
(2)  -     Includes  investments  in  stock  of  Federal  Reserve  Bank,  Federal  Home  Loan  Bank,  and other equities.
(3)  -     Net interest margin is computed by dividing net interest income (adjusted to a tax equivalent basis assuming a
34%  Federal  tax  rate)  by  total  average  interest-earning  assets.
(4)  -     Interest  rate  spread  is the difference between the average yield on interest-earning assets and the average rate  on  interest-bearing  liabilities.


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



                              VOLUME AND RATE VARIANCE ANALYSIS
                                    (DOLLARS IN THOUSANDS)

                                               1997 - 1998                    1996 - 1997
                                         ------------------------    -----------------------
                                            Related to     Total       Related to      Total
                                         ----------------  Change   ----------------   Change
                                          Volume    Rate   in NII    Volume    Rate    in NII
                                         --------  ------  ------   --------  ------  -------
Earning assets:
Loans (net of unearned income)           $ 1,000   ($216)  $  784   $ 2,242   $ 325   $2,567
Investment securities (taxable)               36     (54)     (18)     (122)     54      (68)
Investment securities (non-taxable)          428    (150)     278       149     (43)     106
Investment in stock                            6      (1)       5         5       1        6
Federal funds sold                           (16)      3      (13)      200       3      203
Interest-bearing bank balances               (10)      9       (1)       18       2       20
                                         --------  ------  -------  --------  ------  -------
Total interest income                      1,444    (409)   1,035     2,492     342    2,834
                                         --------  ------  -------  --------  ------  -------
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking                              3     (19)     (16)       31      22       53
Savings                                        3      (4)      (1)       (3)     (1)      (4)
Money market accounts                        562      45      607       332     132      464
Time deposits > $100M                       (148)    (23)    (171)      300      37      337
Other time deposits                          (68)    (60)    (128)      473      64      537
                                         --------  ------  -------  --------  ------  -------
Total interest-bearing deposits              352     (61)     291     1,133     254    1,387
Federal funds purchased and repurchase
 agreements                                    2      (1)       1       (32)      1      (31)
Other short-term borrowings                   18       1       19        33      (6)      27
FHLB advances                                126     (39)      87        58      (1)      57
                                         --------  ------  -------  --------  ------  -------
Total interest expense                       498    (100)     398     1,192     248    1,440
                                         --------  ------  -------  --------  ------  -------
Net interest differential                $   946   ($309)  $  637   $ 1,300   $  94   $1,394
                                         ========  ======  =======  ========  ======  =======





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

     At December 31, 1998, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position at the end of 1998 of $23.3 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that 63% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     An asset sensitive position means that the Company's assets reprice faster than the liabilities, resulting in increases in the net interest income during periods of rising rates and decreases in net interest income when market rates decline. In 1997, the market experienced an increase in the prime rate which was apparent in the higher net interest margin the Company reported in 1997 as compared to the prior year. In the fourth quarter of 1998, interest rates dropped, leading to declines in the average yield on assets for 1998 as compared to 1997. However, the Company was able to maintain the net interest margin relatively constant with the 1997 margin due to the reduction in the overall cost of funds based primarily on (1) the higher percentage of floating rate deposits in 1998 as compared to 1997 which allowed the Company to respond to the prime rate drops; and (2) the maturities of higher priced certificates of deposit throughout 1998 which were replaced with CDs at lower current rates during the year.

     The following table presents a measure, in a number of time frames, the interest sensitivity gap by subtracting interest-sensitive liabilities from interest-sensitive assets.



                                           INTEREST SENSITIVITY ANALYSIS
                                              (DOLLARS IN THOUSANDS)

                                                             As of December 31, 1998
                                                     Assets and Liabilities Repricing Within
                                       -----------------------------------------------------------------
                                       3 Months or Less    4 to 12 Months   1 to 5 Years   Over 5 Years    Total
                                      ------------------  ----------------  -------------  -------------  --------
Interest-earning assets:
Loans (net of unearned income)        $          86,088   $         3,624   $      38,332  $       2,625  $130,669
Investments  (1)                                  3,448             2,859           6,336         15,251    27,894
Federal funds sold                                  400                 -               -              -       400
Interest-bearing bank balances                      623                 -               -              -       623
                                      ------------------  ----------------  -------------  -------------  --------
   Total                                         90,559             6,483          44,668         17,876   159,586
                                      ------------------  ----------------  -------------  -------------  --------
Interest-bearing liabilities:
Demand deposits  (2)                             58,588                 -               -              -    58,588
Time deposits > $100M                             9,836             7,000             965              -    17,801
Other time deposits                              18,906            18,651           4,785            635    42,977
Federal funds purchased, repurchase
 agreements, other borrowings and
 FHLB advances                                    7,386                 -           4,000          1,000    12,386
                                      ------------------  ----------------  -------------  -------------  --------
   Total                                         94,716            25,651           9,750          1,635   131,752
                                      ------------------  ----------------  -------------  -------------  --------
Period interest-sensitivity gap                 ($4,157)         ($19,168)  $      34,918  $      16,241  $ 27,834
                                      ==================  ================  =============  =============  ========
Cumulative interest-sensitivity gap             ($4,157)         ($23,325)  $      11,593  $      27,834
                                      ==================  ================  =============  =============


(1)  -  Presented  at  market value as all investment securities are classified as "available for sale".  Includes the  Bank's  investment  in  stock  of  Federal  Reserve  Bank,  Federal  Home  Loan  Bank,  and  other  equities.
(2)  -  Includes  interest-bearing  checking  accounts,  money market accounts, and regular savings accounts.




     At December 31, 1998, approximately 61% of the Company's interest-earning assets reprice or mature within one year, as compared to approximately 91% of the interest-bearing liabilities.

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

SECURITIES
----------
     The Company maintains a portfolio of investment securities consisting primarily of U.S. Treasury securities, U.S. government agencies, mortgage-backed securities, and municipal securities. The investment portfolio is designed to enhance liquidity while providing acceptable rates of return. The following table sets forth the carrying value of the investment securities of the Company at December 31, 1998, 1997, and 1996. There were no investments categorized as "held to maturity" as defined in Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities".





                         SECURITY PORTFOLIO COMPOSITION
                             (DOLLARS IN THOUSANDS)


                                            1998     1997     1996
                                           -------  -------  -------
     Available for Sale, at market value:
          U.S. Treasury                    $ 1,253  $ 2,750  $ 5,494
          U.S. government agencies           9,939   11,104    8,647
          Mortgage-backed                    5,421    7,251    3,746
          State and municipal               10,489    7,108      624
                                           -------  -------  -------
                                           $27,102  $28,213  $18,511
                                           =======  =======  =======




     The following table indicates the carrying value of each investment security category by maturity as of December 31, 1998. The weighted average yield for each range of maturities at December 31, 1998 is also shown. All securities are classified as "Available for Sale" as defined in SFAS No. 115.



                                             SECURITY PORTFOLIO MATURITY SCHEDULE
                                                    (DOLLARS IN THOUSANDS)

                                               After 1, Within     After 5, Within
                              Within 1 Year          5 Years          10 Years          After 10 Years          Total
                            ------------------  ------------------  -----------------  ------------------  ------------------
                                     Weighted            Weighted            Weighted            Weighted            Weighted
                            Market    Average   Market    Average   Market    Average   Market    Average   Market    Average
                             Value     Yield     Value     Yield     Value     Yield     Value     Yield     Value     Yield
                            -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
U. S. Treasury              $ 1,253      5.65%        -         -         -         -         -         -   $ 1,253      5.65%
U. S. Government agencies     1,277      5.05%    5,616      5.95%  $ 3,046      6.32%        -         -     9,939      5.94%
Mortgage-backed                  39      5.68%      720      5.68%      513      5.37%  $ 4,149      5.84%    5,421      5.76%
State and municipal (1)           -         -         -         -     2,566      7.03%    7,923      7.59%   10,489      7.45%
                            -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
     Total                  $ 2,569      5.27%  $ 6,336      5.92%  $ 6,125      6.54%  $12,072      6.99%  $27,102      6.47%
                            =======  =========  =======  =========  =======  =========  =======  =========  =======  =========


     (1)  -  Yields  have  been  adjusted  to  a  tax  equivalent  basis  assuming  a  34%  Federal  tax  rate.


          The weighted average yields shown in the previous table are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 1998, the market value of the Company's security portfolio was $27.1 million compared to its amortized cost of $26.6 million. At year end, the average maturity of the security portfolio was 6.9 years, the average duration of the portfolio was 4.9 years, and the average adjusted tax equivalent yield on the portfolio for the year ended December 31, 1998 was 6.47%. Certain securities contain call provisions which could decrease their anticipated maturity. Certain securities also contain rate adjustment provisions which could either increase or decrease their yields.

          Decisions involving securities are based upon management's expectations of interest rate movements, overall market conditions, the composition and structure of the balance sheet, and computer-based simulations of the financial impacts of alternative rate/maturity scenarios. The Company does not purchase or hold securities for trading purposes. However, securities may be sold prior to their maturity as all securities in the Bank's portfolio at December 31, 1998 were classified as "available for sale" and recorded on the Company's balance sheet at market value.

------
LOANS
-----
          The loan portfolio is the Company's principal earning asset. Management believes that the loan portfolio is adequately diversified. The following table shows the composition of the loan portfolio at December 31, 1998, 1997, and 1996.



                           LOAN PORTFOLIO COMPOSITION
                             (DOLLARS IN THOUSANDS)

                                            1998       1997       1996
                                          ---------  ---------  ---------
Commercial and industrial                 $ 24,100   $ 25,313   $ 21,775
Real estate - commercial                    48,527     41,172     33,475
Real estate - residential                   42,832     37,683     33,140
Construction                                 6,463      3,685      4,518
Installment and other consumer loans         5,656      7,819      7,031
Consumer finance, net of unearned income     2,881      2,792      2,526
Other loans, including overdrafts              210        291        227
                                          ---------  ---------  ---------
                                           130,669    118,755    102,692
Less - Allowance for loan losses            (1,827)    (1,728)    (1,487)
                                          ---------  ---------  ---------
Net loans                                 $128,842   $117,027   $101,205
                                          =========  =========  =========



          The Company's real estate loans are primarily owner-occupied commercial facilities and other loans secured by both commercial and residential real estate located within the Company's primary market area. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. Commercial loans are spread through a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. These loans may be made on either a secured or unsecured basis. When taken, collateral consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At December 31, 1998, the Company had no foreign loans.

          A significant portion of the installment and other consumer loans are secured by automobiles and other personal assets. Consumer finance loans are those originated by the Company's consumer finance subsidiary, Freedom Finance, IncThese loans generally carry a higher risk of nonpayment than do the other categories of loans, but the increased risk is substantially offset by the smaller amounts of such loans and the higher rates charged thereon, as well as a higher allocation of the allowance for loan losses related to Freedom's loan portfolio.

LOAN  MATURITY  AND  INTEREST  SENSITIVITY
------------------------------------------
          The following table shows the maturity distribution and interest sensitivity of the Company's loan portfolio at December 31, 1998.



                         LOAN PORTFOLIO MATURITY SCHEDULE
                              (DOLLARS IN THOUSANDS)


                                                     Over 1,
                                           1 Year   Less Than     Over
                                          or Less    5 Years    5 Years    Total
                                          --------  ----------  --------  --------
MATURITY DISTRIBUTION:
Commercial and industrial                 $ 15,440  $    8,504  $    156  $ 24,100
Real estate - commercial                    10,220      37,570       737    48,527
Real estate - residential                   13,149      21,680     8,003    42,832
Construction, development                    3,124       3,339         -     6,463
Installment and other consumer loans         1,883       3,748        25     5,656
Consumer finance, net of unearned income     2,881           -         -     2,881
Other loans, including overdrafts              210           -         -       210
                                          --------  ----------  --------  --------
Total                                     $ 46,907  $   74,841  $  8,921  $130,669
                                          ========  ==========  ========  ========

INTEREST SENSITIVITY:
Total of loans with:
Predetermined interest rates              $  9,510  $   43,680  $    255  $ 53,445
Floating interest rates                     37,397      31,161     8,666    77,224
                                          --------  ----------  --------  --------
Total                                     $ 46,907  $   74,841  $  8,921  $130,669
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

          At December 31, 1998 and 1997, the Bank held no other real estate owned acquired in partial or total satisfaction of problem loans. There were no loans on nonaccrual at December 31, 1998 or 1997. There were no impaired loans at December 31, 1998 or 1997. Loans past due 90 days and greater totaled
$483,000  or  0.37%  of  gross loans at December 31, 1998 compared to $82,000 or
 .07% of gross loans at December 31, 1997. The majority of past due loans amount is related to one loan totaling $405,000 which was paid off in January 1999.

          Management maintains a list of potential problem loans which includes nonaccrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by external audits or regulatory examinations) as "substandard", "doubtful", or "loss". A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at December 31, 1998 determined to be potential problem loans was $1.4 million or 1.05% of the loan portfolio at year end, compared to $1.0 million or 0.9% of the loan portfolio at December 31, 1997. The amount of potential problem loans at December 31, 1998 does not represent management's estimate of potential losses since the majority of such loans are secured by real estate or other collateral. Management believes that the allowance for loan losses as of December 31, 1998 was adequate to absorb any losses related to the nonperforming loans and problem loans as of that date.

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

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES,  LOAN  LOSS  EXPERIENCE
---------------------------------------------------------------------
          The allowance for loan losses is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb probable losses inherent in the loan portfolio at any point in time. The allowance is established through charges to earnings in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment and is dependent upon growth in the loan portfolios; the total amount of past due loans; nonperforming loans; known loan deteriorations and/or concentrations of credit; trends in portfolio volume, maturity and composition; projected collateral values; general economic conditions; and management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans.

          In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are losses which must be charged-off and to assess the risk characteristics of the portfolio in the aggregate. The Bank attempts to deal with repayment risks through the establishment of, and adherence to, internal credit policies. These policies include loan officer and credit limits, periodic documentation examination, and follow-up procedures for any exceptions to credit policies. Loans that are determined to involve any more than the normal risk are placed in a special review status. The Company's methodology for evaluating the adequacy of the allowance for loan losses consists of a three-tiered process. The first tier includes specific allocations set aside for low rated credits as defined in the loan policy. The second tier is the general allocation for problem credits and applies a historical loss factor to pools of loans in each of several loan ratings as defined in the policy. Finally, the third tier is the unallocated portion of the allowance which applies a historical loss factor to the entire loan portfolio, not previously considered. Undisbursed commitments are also evaluated in this third tier. The results of the three tiers are combined to determine the required allowance.

          On December 31, 1998, the allowance for loan losses was $1.8 million or 1.40% of outstanding loans. This is compared to $1.7 million allowance for loan losses at December 31, 1997 or 1.46% of outstanding loans at that date. For the year ended December 31, 1998, the Company reported consolidated net charge-offs of $191,000 or .16% of average loans. This is compared to consolidated net charge-offs of $177,000 or .16% of average loans for the year ended December 31, 1997. During 1998, the Company charged a total of $290,000 to expense through its provision for loan losses, compared to $392,000 for 1997 and $516,000 for 1996. The change in the provision each year was directly related to the level of net originations in each year as follows: $12.1 million in 1998, $15.7 million in 1997, and $25.9 million in 1996. Another factor influencing the amount charged to the provision each year is the total outstanding loans and charge-off activity of the Finance Company in relation to the consolidated totals. Loans of the Finance Company generally have higher inherent risk than do loans of the Bank, and thus, require a higher provision. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses inherent in the loan portfolio and are adjusted as necessary.

          For the years ended December 31, 1998, 1997, and 1996, Summit National Bank recorded a provision for loan losses of $146,000, $216,000, and $361,000 respectively. For the years ended December 31, 1998, 1997, and 1996, the Bank experienced net charge-offs of $55,000, $1,000, and $29,000, respectively. In fiscal 1998, 1997, and 1996, Freedom Finance, Inc. recorded provisions for loan losses of $144,000, $176,000, and $155,000, respectively. For those same years, Freedom experienced net charge-offs of $136,000, $176,000, and $125,000, respectively. The change in net charge-offs and the related fluctuations in this subsidiary's provision is related to (1) the growth of number of branches, accounts and loans outstanding, and (2) industry trends and general increases in consumer debt and consumer bankruptcies. Freedom's customers are generally in the low-to-moderate income group of borrowers. Over the past several years, there has been a proliferation of small consumer loan companies and other consumer debt providers competing for pieces of this segment of the consumer debt market. It is not unusual for customers of Freedom simultaneously to have loans outstanding at several other small loan companies which results in some customers incurring more debt than they can service.

          The following table sets forth certain information with respect to changes in the Company's allowance for loan losses arising from charge-offs, recoveries, and provision for the years ended December 31, 1998, 1997, and 1996.




                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (DOLLARS IN THOUSANDS)


                                 1998     1997     1996
                                -------  -------  -------
Balance at beginning of period  $1,728   $1,487   $1,068
                                -------  -------  -------
Charge-offs:
   Commercial & industrial          26       40       50
   Installment & consumer          382      388      337
                                -------  -------  -------
                                   408      428      387
                                -------  -------  -------
Recoveries:
   Commercial & industrial          25       55       17
   Installment & consumer          192      196      216
                                -------  -------  -------
                                   217      251      233
                                -------  -------  -------
Net charge-offs                   (191)    (177)    (154)
Provision charged to expense       290      392      516
Allocation for purchased loans       -       26       57
                                -------  -------  -------
Balance at end of period        $1,827   $1,728   $1,487
                                =======  =======  =======
Ratio of net charge-offs to
 average loans                     .16%     .16%     .17%
                                =======  =======  =======
Ratio of allowance for loan
 losses to gross loans            1.40%    1.46%    1.43%
                                =======  =======  =======
Ratio of net charge-offs to
 allowance for loan losses       10.45%   10.24%   10.36%
                                =======  =======  =======



     Management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at December 31, 1998. In the opinion of management, there are no material risks or significant loan concentrations, and the allowance for loan losses is adequate to absorb loan losses in the present portfolios. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans. While it is the Company's policy to provide for loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgement of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses. Summit National Bank was examined in October 1998 by the Office of the Comptroller of the Currency. No adjustments in the allowance or significant adjustments to the Bank's internal classified loans were made as a result of this examination.

COMPOSITION  OF  ALLOWANCE  FOR  LOAN  LOSSES
---------------------------------------------
     The table below presents an allocation of the allowance for loan losses for the years ended December 31, 1998, 1997, and 1996, by the different loan categories. However, the breakdown is based on a number of qualitative factors and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category. Any unallocated reserve has been included within the various loan categories in the table below.



                                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                              (DOLLARS IN THOUSANDS)

                                                 1998                     1997                     1996
                                        -----------------------  ----------------------  -----------------------
                                                    Percent of               Percent of               Percent of
                                        Allowance    Loans in    Allowance    Loans in    Allowance    Loans in
                                        Breakdown    Category    Breakdown    Category    Breakdown    Category
                                        ----------  -----------  ----------  -----------  ----------  -----------
Commercial and industrial               $      337       18.44%  $      368       21.32%  $      313       21.07%
Real estate - commercial                       679       37.14%         599       34.67%         482       32.39%
Real estate - residential                      599       32.78%         548       31.73%         477       32.07%
Construction                                    90        4.95%          54        3.10%          65        4.37%
Installment and consumer finance loans         119        6.53%         154        8.93%         147        9.89%
Other loans, including overdrafts                3        0.16%           5        0.25%           3        0.22%
                                        ----------  -----------  ----------  -----------  ----------  -----------
                                        $    1,827      100.00%  $    1,728      100.00%  $    1,487      100.00%
                                        ==========  ===========  ==========  ===========  ==========  ===========




DEPOSITS
--------
     The Company has a large, stable base of time deposits, principally certificates of deposit and individual savings and retirement accounts obtained primarily from customers in South Carolina. The Company does not purchase brokered deposits. At December 31, 1998, the Company had no foreign deposits.

     The maturity distribution of certificates of deposit greater than or equal to $100,000 as of December 31, 1998 is as follows (dollars in thousands):



3 months or less                                    $9,836
Greater than 3, but less than or equal to 6 months   3,895
Greater than 6, but less than or equal to 12 months  3,105
Greater than 12 months                                 965
                                                     -----
                                                   $17,801
                                                   =======





RETURN  ON  EQUITY  AND  ASSETS
-------------------------------
     The return on average shareholders' equity ratio (net income divided by average total equity) and the return on average assets ratio (net income divided by average total assets) for the years ended December 31, 1998, 1997, and 1996 are presented in the following table. The Company has not paid a cash dividend since its inception. The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors. The Company's present policy is to retain all earnings for the operation of the Company until such time as future earnings support cash dividend payments.



                                      For the Year Ended December 31,
                                      -------------------------------
                                               1998    1997   1996
                                              ------  ------  -----
Return on average assets                       1.14%   1.05%  0.82%
Return on average shareholders' equity        13.14%  12.60%  9.07%
Average shareholders' equity as a percent of
  average assets                               8.68%   8.35%  9.05%





ITEM  2.  PROPERTIES

     The operations of the Company and the Bank do not require any substantial investment in fixed assets. The principal executive offices for the Company, the Bank and the Finance Company are located at 937 North Pleasantburg Drive, Greenville, South Carolina. In addition, this site serves as the Bank's main branch. The building at this location is approximately 7,500 square feet in area and is situated on a one-acre lot. The Company executed a lease for the land and building and assigned the lease to the Bank effective on the Bank's commencement of operations. The initial term of the lease commenced April 1, 1990 and renewal options were exercised in April 1995 and September 1998. The term on the renewal of the lease is five years and the Company has an additional option to renew for a five-year period under substantially the same terms. The lease provides that the Company will be responsible for real property taxes, insurance, utilities and maintenance with respect to the premises. During 1995, the Bank completed construction on approximately .63 acres of land at 2201 Augusta Road, Greenville, South Carolina of its second full service bank branch. The facility is approximately 6,500 square feet and is fully owned and occupied by the Bank. During April of 1998, the Company entered into an agreement to lease a facility for a branch located at 800 East North Street, Greenville, South Carolina. This facility, which was occupied in October 1998, serves as the third full service bank branch and as the Bank's operations facility. The facility is approximately 8,000 square feet and has an initial lease term of seven years. This agreement includes a renewal option for an additional seven year period.

     The eleven Finance Company branches throughout South Carolina are housed in leased facilities averaging 1,200 square feet each with lease terms from three to ten years. The lease agreements have various renewal options under substantially the same terms as the original agreements.

ITEM  3.  LEGAL  PROCEEDINGS

     Although the Company is from time to time a party to various legal proceedings arising out of the ordinary course of business, management believes there is no litigation or proceeding threatened or pending against the Company that could reasonably be expected to result in a material adverse change in the business or financial condition of the Company.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of the shareholders in the fourth quarter of the Company's fiscal year ending December 31, 1998.


                                     PART II

ITEM  5.     MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Summit Financial Corporation's common stock is traded in the Small-Cap market on the NASDAQ system under the symbol SUMM. As of March 10, 1999 there were approximately 410 shareholders of record of the common stock. The number of shareholders does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

     The following table presents the high, low and closing sales prices for the Company's common stock for each full quarterly period within the two most recent fiscal years. The source for the following information was the Nasdaq market.



                                  QUARTERLY COMMON STOCK SUMMARY

                                   1998                                        1997
                         ----------------------------------   -----------------------------------
                           4Q       3Q       2Q       1Q        4Q        3Q       2Q       1Q
                         -------  -------  -------  -------  --------  --------  -------  -------
Stock Price ranges: (1)
    High                 $ 17.00  $ 15.95  $ 15.60  $ 15.24  $  13.33  $   9.30  $  7.48  $  7.09
    Low                  $ 12.38  $ 10.48  $ 13.81  $ 12.14  $   8.16  $   6.35  $  6.58  $  5.90
    Close                $ 14.50  $ 15.00  $ 14.64  $ 15.18  $  11.79  $   9.07  $  6.92  $  7.00
Volume Traded             76,704   81,850   86,061   66,571   144,644   107,112   33,943   97,106


(1) Share data have been restated to reflect seven 5% stock distributions issued between 1993 and
1998  and  the  two-for-one  stock  split  in  August  1998.

     The Company has not paid any cash dividends. The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors. The Company's present policy is to retain all earnings for the operation of the Company until such time as future earnings support cash dividend payments. Accordingly, the Company does not anticipate paying cash dividends in the foreseeable future. For information on dividend restrictions, refer to Part II, Item 8. "Financial Statements and Supplementary Data", Note 17 under Notes to Consolidated Financial Statements.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The information presented below should be read in conjunction with the consolidated financial statements, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained under Item 7 of this report.



                      SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                      ----------------------------------------------
                    (All Amounts, Except Per Share Data, In Thousands)


                                       1998       1997       1996       1995       1994
                                     ---------  ---------  ---------  ---------  --------
INCOME STATEMENT DATA
Net interest income                  $  7,614   $  6,977   $  5,583   $  3,976   $ 2,942
Provision for loan losses                 290        392        516        277       168
Other income                            1,408      1,035        980        611       345
Other expenses                          5,826      5,150      4,401      3,469     2,348
Provision for income taxes              1,011        895        644        312       109
Net income                              1,895      1,575      1,002        529       661

PER SHARE DATA: (1)
Basic net income                     $   0.63   $   0.53   $   0.34   $   0.18   $  0.22
Diluted net income                   $   0.53   $   0.48   $   0.31   $   0.17   $  .021
Book value per share                 $   5.16   $   4.43   $   3.96   $   3.63   $  3.36
Closing market price per share       $  14.50   $  11.79   $   6.59   $   5.76   $  4.90

BALANCE SHEET DATA (YEAR END)
Total assets                         $170,485   $160,279   $134,162   $115,072   $83,656
Loans, net of unearned income         130,669    118,755    102,692     75,712    60,272
Allowance for loan losses               1,827      1,728      1,487      1,068       822
Total earning assets                  159,586    151,300    126,762    107,730    79,704
Deposits                              140,243    140,928    117,805     99,319    67,348
Long-term debt                          5,000          -          -          -         -
Shareholders' equity                   15,674     13,369     11,637     10,664     9,846

BALANCE SHEET DATA (AVERAGES)
Total assets                         $166,432   $149,662   $121,997   $ 95,286   $78,532
Loans, net of unearned income         120,488    110,812     88,482     66,451    54,233
Total earning assets                  158,048    142,561    116,037     90,118    74,778
Deposits                              143,399    131,249    106,363     80,670    66,262
Shareholders' equity                   14,424     12,500     11,047     10,286     9,615

FINANCIAL RATIOS
Return on average assets                 1.14%      1.05%      0.82%      0.56%     0.84%
Return on average equity                13.14%     12.60%      9.07%      5.14%     6.88%
Net interest margin                      4.95%      4.94%      4.81%      4.41%     3.93%
Tier 1 risk-based capital               10.91%     10.43%     10.79%     12.62%    16.14%
Total risk-based capital                12.16%     11.68%     12.17%     13.80%    17.23%

ASSET QUALITY RATIOS
Allowance for loan losses to loans       1.40%      1.46%      1.43%      1.41%     1.36%
Net charge-offs to average loans          .16%       .16%       .17%       .09%      .11%
Nonperforming assets                        -          -   $    110          -   $    37

(1) All per share data has been restated to reflect all 5% stock distributions issued and the  two-for-one  stock  split  in  August  1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is presented to provide the reader with an understanding of the financial condition and results of operations of Summit Financial Corporation and its subsidiaries, Summit National Bank and Freedom Finance, Inc.

     Summit Financial Corporation (the "Company") is a financial institution holding company headquartered in Greenville, South Carolina. The Company offers a broad range of financial services through its wholly-owned subsidiary, Summit National Bank (the "Bank," "Summit"). The Bank is a nationally chartered commercial bank which operates principally in the Upstate of South Carolina. The Bank received its charter and commenced operations in July 1990. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to provide a wider range of investment products and financial planning services. The Bank currently has three full service offices in Greenville, South Carolina. Summit provides a full range of banking services to individuals and businesses, including the taking of time and demand deposits, making loans, and offering nondeposit investment services. The Bank emphasizes close personal contact with its customers and strives to provide a consistently high level of service to both individual and corporate customers.

     Freedom Finance, Inc. ("Freedom," the "Finance Company") is a wholly-owned subsidiary of the Company which is operating as a consumer finance company headquartered in Greenville, South Carolina. The Finance Company primarily makes and services installment loans to individuals with loan principal amounts generally not exceeding $1,500 and with maturities ranging from three to eighteen months. Freedom operates eleven branches throughout South Carolina.

BALANCE  SHEET  REVIEW

GENERAL
     As of December 31, 1998, total assets and total gross loans had increased 6% and 10%, respectively, as compared to 1997 while total deposits remained fairly constant during the same period. During the same period, federal funds sold decreased $2.5 million or 86% and federal funds purchased and FHLB advances increased $2.8 million and $6 million, respectively.

     On August 24, 1998, the Company issued a two-for-one stock split which resulted in the issuance of 1,444,299 shares of common stock. The stated par value of each share was not changed from $1. On December 28, 1998, a 5% stock distribution in the form of a stock dividend was issued to shareholders of record as of December 14, 1998. This distribution resulted in the issuance of 144,550 shares of the Company's $1.00 par value common stock. All weighted average share and per share data has been restated to reflect the stock split and stock distribution.

LOANS
     The loan portfolio consists primarily of commercial and industrial loans; commercial loans secured by real estate; loans secured by one-to-four family residential mortgages; and consumer loans. Substantially all of these loans are located in the Upstate of South Carolina and are concentrated in the Company's market area. At December 31, 1998, the Company had no loans for highly leveraged transactions and no foreign loans. The Bank's primary focus has been on commercial lending to small and medium-sized businesses in its marketplace. Commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio.

     As of December 31, 1998, the Company had total loans outstanding, net of unearned income, of $130.7 million which represents an increase of $11.9 million or 10% from the 1997 outstanding loans of $118.8 million. Outstanding loans represent the largest component of earning assets at 76% of average earning assets for 1998 compared to 78% for 1997. Gross loans were 77% and 74%, respectively, of total assets at December 31, 1998 and 1997. The 10% increase in loans between 1997 and 1998 is attributable to internal growth as the Company did not purchase any loans during the year. Freedom's outstanding loans, net of unearned income, totaled $2.9 million, or 2.2% of consolidated loans at December 31, 1998. This is compared to $2.8 million or 2.4% of consolidated loans at December 31, 1997.

     For 1998, the Company's loans averaged $120.5 million with a yield of 10.19%. This is compared to $110.8 million average loans with a yield of 10.37% in 1997. The interest rates charged on loans of the Bank vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government policy and regulations also influence interest rates. Loans of the Finance Company are regulated under state laws which establish the maximum loan amounts and interest rates, and the types and maximum amounts of fees, insurance premiums, and other costs that may be charged. The decrease in the loan yield during 1998 reflects the general declining rate environment experienced in the fourth quarter of 1998 at which time the prime lending rate dropped 75 basis points. Approximately 63% of the Bank's loan portfolio and 62% of the consolidated loan portfolio have variable rates and immediately reprice with a change in the prime rate. The drop in prime during 1998 is combined with the continuing competitive pricing pressures on loans of the Company to reduce the overall yield on loans during the year.

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

     The allowance for loan losses totaled $1.8 million or 1.40% of total loans at the end of 1998. This is compared to a $1.7 million allowance or 1.46% of total loans at December 31, 1997. For the year ended December 31, 1998, the Company reported net charge-offs of $191,000 or 0.16% of consolidated average loans. This is compared to consolidated net charge-offs of $177,000 or 0.16% of average loans for the year ended December 31, 1997.

     Loans past due 90 days and greater totaled $483,000 or 0.36% of gross loans at December 31, 1998 compared to $82,000 or .07% of gross loans at December 31, 1997. There were no loans on nonaccrual at either December 31, 1998 or 1997. Generally, loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible. At December 31, 1998 and 1997, the Bank held no other real estate owned acquired in partial or total satisfaction of problem loans. There were no impaired loans at either December 31, 1998 or 1997.

DEPOSITS
     During 1998, interest-bearing liabilities averaged $132.3 million with an average rate of 5.14% compared to $121.2 million with an average rate of 5.28% in 1997. The decrease in the average rate is primarily a result of maturing CDs at higher rates that were replaced with lower current market rates and the general restructuring of the deposit portfolio with increases in money market and demand accounts which have a lower cost of funds. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. At December 31, 1998, interest-bearing deposits comprised approximately 85% of total deposits and 78% of interest-bearing liabilities. The remainder of interest-bearing liabilities consists principally of Federal Home Loan Bank advances, federal funds purchased, and securities sold under repurchase agreements.

     The Company uses its deposit base as a primary source with which to fund earning assets. Deposits decreased from $140.9 million at December 31, 1997 to $140.2 million as of year end 1998. The decline was anticipated as the Company focused on restructuring its deposits to replace certificates of deposit maturities with lower cost demand and money market accounts. In addition, the Company utilized excess liquidity and other financing strategies to fund loan growth and maintain its net interest margin during a period of declining rates.

     The Company's core deposit base consists of consumer and commercial money market accounts, checking accounts, savings and retirement accounts, NOW accounts, and non-jumbo time deposits (less than $100,000). Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, these deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of total deposits were approximately 87% and 79%, respectively, at December 31, 1998 and 1997. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000 represented 13% and 21%, respectively, of total deposits at December 31, 1998 and 1997. The Company has no brokered deposits.

INVESTMENT  SECURITIES
     At December 31, 1998, the Company's total investment portfolio had a market value of $27.1 million, which is a decrease of 4% from the $28.2 million invested as of the end of 1997. Investments had an amortized cost at the 1998 year end of $26.6 million. The investment portfolio consists primarily of United States Treasury securities, securities of United States government agencies, mortgage-backed securities, and state and municipal obligations. The Company has no trading account securities. At the 1998 year end, the portfolio had a weighted average maturity of approximately 6.9 years and an average duration of 4.9 years. Investment securities averaged $27.5 million yielding 6.47% in 1998, compared to the 1997 average of $21.3 million yielding 6.47%. Securities are the second largest earning asset of the Company at 17% and 15% of average earning assets for 1998 and 1997, respectively.

INCOME  STATEMENT  REVIEW

GENERAL
     The Company reported record earnings in 1998 which were up 20% from 1997. Net income totaled $1.9 million, or $0.53 diluted earnings per share, in 1998 compared with $1.6 million, or $0.48 diluted earnings per share in 1997 and $1.0 million or $0.31 diluted earnings per share for 1996. The improvement in net income and earnings per share between 1997 and 1998 resulted primarily from the growth in earning assets combined with a reduction in the overall cost of funds. Increases in other income, primarily nondeposit investment product sales, also contributed to the increase in net income in 1998.



                                INCOME STATEMENT REVIEW
                                   SUMMARY OF CHANGES

                                         For the Years Ended December 31,
                                         --------------------------------
                                          CHANGE                   CHANGE
                                       ------------            --------------
                              1998      $       %      1997       $       %      1996
                            --------  ------  -----  --------  -------  -----  --------
Net interest income         $ 7,614   $ 637      9%  $ 6,977   $1,394     25%  $ 5,583
Provision for loan losses      (290)   (102)  (26)%     (392)    (124)  (24)%     (516)
                            --------  ------  -----  --------  -------  -----  --------
Net interest income
  after provision             7,324     739     11%    6,585    1,518     30%    5,067
Other income                  1,408     373     36%    1,035       55      6%      980
Other expense                (5,826)    676     13%   (5,150)     749     17%   (4,401)
                            --------  ------  -----  --------  -------  -----  --------
Income before taxes           2,906     436     18%    2,470      824     50%    1,646
Provision for income taxes   (1,011)    116     13%     (895)     251     39%     (644)
                            --------  ------  -----  --------  -------  -----  --------
Net income                  $ 1,895   $ 320     20%  $ 1,575   $  573     57%  $ 1,002
                            ========  ======  =====  ========  =======  =====  ========



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

     During 1998, the Company recorded net interest income of $7.6 million, a 9% increase from the 1997 net interest income of $7.0 million. This is compared to net interest income of $5.6 million for 1996. The increase in net interest income in 1998 is directly related to the increase in the average loan and deposit volume of the Bank of 9% and 10%, respectively. Net interest income increased in 1997 also related to the higher average loan and deposit volume of the Bank which was up from 1996 by 25% and 24%, respectively.

     For the year ended December 31, 1998, the Company's net interest margin was 4.95%, compared to 4.94% in 1997 and 4.81% for 1996. The net interest margin is calculated as net interest income divided by average earning assets. The margin for 1998 remained relatively constant with the prior year due primarily to the reduction in the cost of funds which offset the declining rate environment experienced as the prime rate decreased 75 basis points to 7.75% in the fourth quarter of 1998. The increase in the net interest margin between 1996 and 1997 is related to the general rising rate environment during that period as the prime rate increased from 8.25% to 8.50% in March 1997.



                      AVERAGE YIELDS AND RATES

                                   For the Years Ended December 31,
                                   --------------------------------
(on a fully tax-equivalent basis)          1998    1997    1996
                                          ------  ------  ------
EARNING ASSETS:
Loans                                     10.19%  10.37%  10.09%
Securities                                 6.47%   6.47%   6.05%
Short-term investments                     5.70%   5.57%   5.58%
                                          ------  ------  ------
     Total earning assets                  9.26%   9.43%   9.09%
                                          ------  ------  ------
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits                  5.11%   5.25%   5.05%
Short-term borrowings                      6.07%   6.21%   5.72%
FHLB advances                              5.67%   6.52%   6.55%
                                          ------  ------  ------
     Total interest-bearing liabilities    5.14%   5.28%   5.09%
                                          ------  ------  ------
NET INTEREST MARGIN                        4.95%   4.94%   4.81%
                                          ======  ======  ======
PRIME INTEREST RATE                        8.36%   8.44%   8.27%
                                          ======  ======  ======


INTEREST  INCOME
     Interest income for 1998 was $14.4 million which was a $1.0 million or 8% increase over the $13.4 million for 1997. Interest income for 1996 was $10.5 million. The increases each year are primarily a result of the higher level of earning assets which averaged $158.0 million, $142.6 million and $116.0 million in 1998, 1997 and 1996, respectively. Changes in average yield on earning assets also affects the interest income reported each year. The average yield increased from 9.09% in 1996 to 9.43% in 1997, while the average yield dropped to 9.26% in 1998 due to the declining rate environment.

     The majority of the increase in average earning assets between 1996 and 1997 and between 1997 and 1998 was in loans, which are the Company's highest yielding assets at approximately 76% of average earning assets for the year ended 1998. Consolidated loans averaged $120.5 million in 1998 with an average yield of 10.19%, compared to $110.8 million in 1997 with an average yield of 10.37%, and $88.5 million in 1996 with an average yield of 10.09%. The higher loan yield in 1997 as compared to 1996 results from the increase in market rates and higher pricing on new loan originations in 1997. The average loan rate dropped in 1998 as compared to 1997 as a direct result of the decline in the prime rate which averaged 8.44% in 1997 and 8.36% in 1998. Combined with the general declining rate environment in 1998 were continuing competitive pricing pressures in the marketplace.

     The second largest component of earning assets is the Company's investment portfolio which averaged $27.5 million yielding 6.47% in 1998. This is compared to average securities of $21.3 million in 1997 yielding 6.47%, and $21.2 million yielding 6.05% for 1996. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased. Specifically in 1997, tax-free municipal securities were purchased which contributed significantly to the increase in average yield on a fully tax-equivalent basis for 1997 as compared to the prior years. The higher level of average securities each year, combined with the increases in average rate, resulted in an increase in interest income on investments of $38,000 or 3% between 1996 and 1997 and the increase of $260,000 or 20% between 1997 and 1998.

INTEREST  EXPENSE
     The Company's interest expense for 1998 was $6.8 million, compared to $6.4 million for 1997 and $5.0 million for 1996. The increase in interest expense of 6% between 1997 and 1998 and 29% between 1996 and 1997 is primarily related to the 10% and 24% increase in the average volume of interest-bearing liabilities in 1998 and 1997, respectively. The decrease of 14 basis points in the average rate on interest-bearing liabilities in 1998 partially offset the higher interest expense related to the increased volume of interest-bearing liabilities in that year. The lower average rate in 1998 was primarily a result of the maturity of higher priced CDs combined with the restructure of the deposit portfolio to lower costing money market deposits. Interest-bearing liabilities averaged $132.3 million in 1998 with an average rate of 5.14%, compared to $121.2 million in 1997 with an average rate of 5.28%, and an average of $97.5 million with an average rate of 5.09% during 1996.

PROVISION  FOR  LOAN  LOSSES
     The provision for loan losses was $290,000 in 1998, $392,000 in 1997, and $516,000 in 1996. The change in the provision each year was directly related to the level of net originations in each year as follows: $12.1 million in 1998, $15.7 million in 1997, and $25.9 million in 1996. Another factor influencing the amount charged to the provision each year is the total outstanding loans and charge-off activity of the Finance Company in relation to the consolidated totals. Loans of the Finance Company generally have higher inherent risk than do loans of the Bank, and thus, require a higher provision. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover inherent losses in the loan portfolio and are adjusted as necessary.

OTHER  INCOME  AND  OTHER  EXPENSES
     Other income increased $373,000 or 36%, to $1.4 million in 1998 from $1.0 million in 1997 and $980,000 in 1996. Credit card related fees and income, the largest single item in other income, rose 20% to $298,000 in 1998 from $248,000 in 1997 and $217,000 in 1996. The increase is related to the higher volume of transactions and merchant activity in the Bank's credit card portfolio each year. The higher amount in service charges and fees on deposit accounts, which increased 5% in 1998 to $203,000 from $194,000 in 1997 and $174,000 in 1996, is related to the increase in the number of Bank deposit accounts and transactions subject to service charges and fees.

     Insurance commission fee income increased $94,000 between 1997 and 1998 and $11,000 between 1996 and 1997 related to the higher level of activity for both the Bank and the Finance Company. Included in insurance commissions is income from annuity sales made in the Bank's nondeposit investment sales department and earned commissions on credit-related insurance products generated by the Finance Company. The remainder of the changes in other income is related to (1) late charge income on loans of the Bank and the Finance Company which increased $28,000 in 1997 and $35,000 in 1998 related to the higher number of branches and customer accounts; and (2) the level of activity in the Bank's nondeposit financial services and brokerage department which resulted in increased income in 1998 of $73,000, and a decrease in 1997 of $74,000.

     Total other expenses were $5.8 million in 1998, $5.2 million in 1997, and $4.4 million in 1996. A majority of the increased expenditures each year reflects the cost of additional personnel hired to support the Company's growth and the new bank branch opened in 1998. Salaries, wages and benefits amounted to $3.2 million in 1998, $2.7 million in 1997, and $2.3 million in 1996. The increase of $441,000 in 1998 was a result of (1) normal annual raises; (2) the Bank increasing the total number of employees related to the opening of the new branch in October 1998; (3) higher commissions paid related to the increased volume of nondeposit product sales in 1998; (4) the amortization of compensation expense related to restricted stock granted in late 1997; and (5) additional benefit accruals pursuant to a new retirement plan implemented in 1998. The $415,000 increase in 1997 was related to (1) normal annual raises; (2) the Bank adding additional personnel in the latter part of 1996 to support the higher level of activity; and (3) the Finance Company's operations which accounted for 52% of the increase in 1997 due to the opening of additional branches during the year.

     Occupancy and furniture, fixtures, and equipment expenses increased $149,000 or 17% to $1.0 million in 1998 from $890,000 in 1997 and $805,000 in
1996. The increase in 1998 was related primarily to higher depreciation and associated expenses at the Bank related to technology implementations, furnishing and equipment additions, and other expenses for the new branch facility which opened in October 1998. The increase from 1996 to 1997 was primarily related to the Finance Company adding 2 new branches in early 1997, combined with technology hardware and software upgrades implemented at the Bank during 1997.

     Included in the line item "other operating expenses", which increased $86,000 or 6% between 1997 and 1998 and $249,000 or 19% between 1996 and 1997, are charges for insurance claims and premiums; printing and office support; credit card expenses; professional services; advertising and public relations; and other branch and customer related expenses. These items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for a $45,000 increase in 1998 and $140,000 increase in 1997, primarily related to the higher level of activity and number of accounts as compared to the prior year and technology-related consultant expenses in 1997. The remainder of the consolidated increase, or $40,000 in 1998 and $109,000 in 1997, was generated by the activity of the parent company and Finance Company, including charges for annual reports and shareholder relations, and credit reports, license fees, acquisition premium amortization, and office support for Freedom.

INCOME  TAXES
     The Company recorded an income tax provision of $1.0 million, $895,000, and $644,000 for 1998, 1997, and 1996, respectively. The effective tax rate in each year was 35%, 36%, and 39%, respectively. The decrease in effective rate each year is primarily related to the higher level of tax-free municipal investments.

CAPITAL  RESOURCES

     Total shareholders' equity amounted to $15.7 million, or 9.2% of total assets, at December 31, 1998. This is compared to $13.4 million, or 8.3% of total assets, at December 31, 1997. The $2.3 million increase in total shareholders' equity resulted principally from retention of earnings, stock issued pursuant to the Company's incentive stock option plan, and the increase in unrealized gain on investments available for sale.

     Book value per share at December 31, 1998 and 1997 was $5.16 and $4.43, respectively. The Company has issued seven 5% stock distributions in the form of stock dividends to shareholders between June 1993 and December 1998. In August 1998, the Company issued a two-for-one stock split which resulted in the issuance of 1,444,299 shares of common stock. The stated par value of each share was not changed from $1.



                                 CAPITAL SUMMARY
                                The Company          The Bank
                            ------------------   --------------------
                             As of      As of      As of      As of
                           12/31/98   12/31/97   12/31/98   12/31/97
                           ---------  ---------  ---------  ---------
Total risk-based capital      12.16%     11.68%     11.12%     10.68%
Tier 1 risk-based capital     10.91%     10.43%      9.94%      9.46%
Leverage capital               9.08%      8.87%      8.25%      8.02%



     The table presented above sets forth various capital ratios for the Company and the Bank at December 31, 1998 and 1997. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At December 31, 1998 and 1997, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements. The Bank exceeded the "well-capitalized" standard under the regulatory framework for prompt corrective action.

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

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit, and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources accounted for 19% and 17% of average assets for each of the years ended December 31, 1998 and 1997, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has $1.5 million in available liquidity remaining from its initial public offering and the retention of earnings. All of this liquidity was advanced to the Finance Company to fund its operations as of December 31, 1998. In addition, Summit Financial has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at December 31, 1998. At December 31, 1998, Summit Financial also had a term loan agreement totaling $320,000 with a Director of the Company to provide liquidity for funding the operating needs of Freedom. Further sources of liquidity for Summit Financial include additional borrowings from individuals, and management fees and debt service which are paid by its subsidiary on a monthly basis.

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

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Approximately 45% of the Company's liabilities at December 31, 1998 had been issued with fixed terms and can be repriced only at maturity. During periods of falling interest rates, as experienced in late 1998, the Company's assets reprice faster than the supporting liabilities. This causes a decrease in the net interest margin until the fixed rate deposits mature and are repriced at then lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company's current balance sheet structure, the opposite effect (that is, an increase in net interest income) is realized in a rising rate environment.

ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS

     In  June  1998,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 changes the previous accounting definition of a derivative and discusses the appropriateness of hedge accounting for various forms of hedging activities. Under this standard, all derivatives are measured at fair value and recognized in the statement of financial position as assets or liabilities. This standard is effective for all fiscal quarters and years beginning after June 15, 1999. Because the Company has no derivative activity at this time, management does not expect that this standard will have a significant effect on the Company.

YEAR  2000

     The Company recognizes that there is a business risk in computerized systems as the calendar rolls into the next century. The Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement on May 5, 1997, providing an outline for institutions to effectively manage the Year 2000 ("Y2K") challenges. The Company has developed an ongoing plan designed to ensure that its operational and financial systems will not be adversely affected by Y2K software failures due to processing errors arising from calculations using dates after December 31, 1999. The Company has an internal task force assigned to this project and the Board of Directors and management of the Company have established Year 2000 compliance as a strategic initiative.

     The Company has completed the assessment phase of the project in which all critical applications are identified and programming issues determined. In conjunction with this phase, the Company inventoried all of its hardware, software, and environmental or other non-computerized systems. Each inventory item (equipment, application, or service provider system) has been prioritized and evaluated as to its Y2K compliance. Currently, all systems identified as "mission critical" have been certified as Y2K compliant by the vendors providing the software applications or hardware. The Company has substantially completed its testing phase for both the mission critical applications as well as other inventoried items. The Company has established timelines for testing all noncritical software and ancillary systems, such as telephone systems and security devices. Finally, the Company is in the process of completing both its remediation and business resumption contingency plans. In these contingency plans, all possible scenarios have attempted to be addressed, including the resources and procedures necessary to manually process transactions in the event the core systems do not function on January 1, 2000. While the Company believes that it has available resources to assure Y2K compliance, it is to some extent dependent on vendor cooperation. Accordingly, management is in constant contact with its various vendors and is monitoring their Y2K efforts on an on-going basis.

     In addition to the internal processing risks associated with the Year 2000 issue, the Company has made every attempt to address external risks, primarily credit and liquidity, associated with our major customers and their Year 2000 remediation efforts. The way that these material customers approach and comply with Y2K readiness will have a potentially significant impact on the Company. In an effort to identify and manage the risks posed by those customers, the Company has (1) identified material customers; (2) evaluated their Year 2000 preparedness through questionnaires and interviews; (3) assessed their Year 2000 risk to the Company; and (4) implemented appropriate controls to manage and mitigate their Year 2000 related risk to the Company. The controls implemented may include ongoing monitoring of a customer's Y2K remediation efforts, review and adjustment of credit maturities, obtaining additional collateral, or including specific Year 2000 language in loan agreements, as appropriate. Management is also addressing all new relationships for Y2K risk. Currently, there are no significant customers which are rated as a "high" Year 2000 risk and which the Company believes a risk of loss is present. Other components of the Company's Year 2000 Customer Awareness Program include questionnaires for major customers, hosting seminars for customers, distributing the Company's "Year 2000 Position Statement" which contains the initiatives and status of the Company's Y2K efforts, and informative mailers and brochures describing the Year 2000 challenges in general as well as specific information related to the Company.

     At this time, the Company believes the cost of making modifications to correct any Y2K issues will be nominal. Corrections and "fixes" to software provided by third-party vendors is covered in the annual maintenance fees paid by the Company on a regular basis. In addition, equipment and software acquisition expenses are not expected to materially differ from historical levels as the Company routinely upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for Y2K compliance. There has been no significant change to the Company's existing technology plans due to any Year 2000 issues.

     The Company's management believes it has adequately addressed the Year 2000 issue and has adequate resources and personnel executing the Year 2000 Action Plan to ensure compliance in accordance with the timeframes established in the plan and as mandated by the regulatory agencies which oversee the Company and its subsidiaries. The Company's bank subsidiary has already been subject to and will undergo additional examinations of its Year 2000 initiatives to ensure compliance with all regulatory requirements. Management does not know of any trends, events, or uncertainities related to the Year 2000 issues that it believes may result in a significant adverse effect on the Company's financial position.

INTEREST  RATE  SENSITIVITY

     Achieving consistent growth in net interest income is the primary goal of the Company's asset/liability function. The Company's profitability is affected by fluctuations in interest rates. The Company attempts to control the mix and maturities of assets and liabilities to maintain a reasonable balance between exposure to interest rate fluctuations and earnings and to achieve consistent growth in net interest income. The Company seeks to accomplish this goal while maintaining adequate liquidity and capital. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over time.

     The Company's Asset/Liability Committee ("ALCO") uses a simulation model, among other techniques, to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account, over a 12 month period or longer if necessary, interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios and rate shocks. The model's inputs (such as interest rates and levels of loans and deposits) are updated as necessary throughout the year in order to maintain a current forecast as assumptions change. According to the model, the Company is presently positioned so that net interest income will increase slightly if interest rates rise in the near term and will decrease slightly if interest rates decline in the near term.

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets
and    interest-bearing    liabilities.    Interest  rate  sensitivity  gap  is
defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At December 31, 1998, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position at the end of 1998 of $23.3 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that 63% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     The Company's asset sensitive position means that assets reprice faster than the liabilities, resulting in increases in the net interest income during periods of rising rates and decreases in net interest income when market rates decline. In 1997, the prime rate increased as did the Company's net interest margin as compared to 1996. In the fourth quarter of 1998, interest rates dropped, leading to declines in the average yield on assets for 1998 as compared to 1997. However, the Company was able to maintain the net interest margin relatively constant with the 1997 margin due to the reduction in the overall cost of funds based primarily on (1) the higher percentage of floating rate deposits in 1998 as compared to 1997 which allowed the Company to respond to the prime rate drops; and (2) the maturities of higher priced certificates of deposit throughout 1998 which were replaced with CDs at lower current rates during the year.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and it could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     The Bank's ALCO monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items over a range of assumed changes in market interest rates. A primary purpose of the Company's asset and liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

     The Company's exposure to interest rate risk is reviewed on a periodic basis by the Board of Directors and the ALCO which is charged with the responsibility to maintain the level of sensitivity of the Bank's net portfolio value within Board approved limits. Interest rate risk exposure is measured using interest rate sensitivity analysis by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 400 basis points increase or decrease in the market interest rates. The Company's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in NPV in the event of a sudden and sustained increase or decrease in market interest rates.

     Computation of prospective effects of hypothetical interest rate changes included in these forward-looking statements (within the meaning of Section 27A of the Securities Act of l933) are subject to certain risks, uncertainities, and assumptions including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. These forward-looking statements speak only as of the date of the document. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

     The following table presents the Company's projected change in NPV for the various rate shock levels as of year end. This table indicates that at December 31, 1998, in the event of a sudden and sustained increase in the prevailing market interest rates, the Company's NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in rate, the Company's NPV would be expected to increase. At December 31, 1998, the Company's estimated changes in NPV were within the limits established by the Board.



                                     Market
                                    Value of
                                    Portfolio
                          Policy     Equity     Percent
Change in Interest Rates   Limit     (000s)      Change
------------------------  -------  -----------  --------
400 basis point rise       60.00%  $     8,640    45.00%
300 basis point rise       40.00%  $    11,567    26.00%
200 basis point rise       25.00%  $    12,893    18.00%
100 basis point rise       10.00%  $    14,417     8.00%
No change                   0.00%  $    15,674     0.00%
100 basis point decline    10.00%  $    16,632     6.00%
200 basis point decline    25.00%  $    17,638    13.00%
300 basis point decline    40.00%  $    18,685    19.00%
400 basis point decline    60.00%  $    20,920    33.00%

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA



                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)

                                                                   December 31,
                                                                 1998       1997
                                                               ---------  ---------
ASSETS
Cash and due from banks                                        $  5,377   $  5,737
Interest-bearing bank balances                                      623        704
Federal funds sold                                                  400      2,920
Investment securities available for sale                         27,102     28,213
Loans, net of unearned income and net of allowance for loan
  losses of $1,827 and $1,728                                   128,842    117,027
Premises and equipment, net                                       3,101      2,360
Accrued interest receivable                                       1,132      1,168
Other assets                                                      3,908      1,442
                                                               ---------  ---------
                                                               $170,485   $160,279
                                                               =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand                                    $ 20,877   $ 17,679
 Interest-bearing demand                                          8,541      6,249
 Savings and money market                                        50,047     37,355
 Time deposits, $100,000 and over                                17,801     29,495
 Other time deposits                                             42,977     50,150
                                                               ---------  ---------
                                                                140,243    140,928
Federal funds purchased and repurchase agreements                 3,566        803
Other short-term borrowings                                         820      1,000
FHLB advances                                                     8,000      2,000
Accrued interest payable                                          1,052      1,370
Other liabilities                                                 1,130        809
                                                               ---------  ---------
     Total liabilities                                          154,811    146,910
                                                               ---------  ---------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000 shares authorized;
 3,038,706 and 2,876,448 shares issued and outstanding            3,039      2,876
 Additional paid-in capital                                      12,726     10,908
 Retained earnings                                                    -          -
 Accumulated other comprehensive income, net of tax                 313         90
 Nonvested restricted stock                                        (404)      (505)
                                                               ---------  ---------
     Total shareholders' equity                                  15,674     13,369
Commitments and contingencies
                                                               --------   --------
                                                               $170,485   $160,279
                                                               =========  =========

See accompanying notes to consolidated financial statements.


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands, except Per Share Data)

                                                   For the Years Ended December 31,
                                                       1998      1997      1996
                                                     --------  --------  --------
Interest Income:
 Interest on loans                                   $12,275   $11,491   $ 8,924
 Interest on taxable securities                        1,155     1,173     1,241
 Interest on nontaxable securities                       413       135        29
 Interest on federal funds sold                          397       410       207
 Other interest income                                   176       172       146
                                                     --------  --------  --------
                                                      14,416    13,381    10,547
                                                     --------  --------  --------
Interest Expense:
 Interest on deposits                                  6,431     6,140     4,753
 Interest expense on other borrowings                    371       264       211
                                                     --------  --------  --------
                                                       6,802     6,404     4,964
                                                     --------  --------  --------
Net interest income                                    7,614     6,977     5,583
Provision for loan losses                               (290)     (392)     (516)
                                                     --------  --------  --------
Net interest income after provision for loan losses    7,324     6,585     5,067
                                                     --------  --------  --------
Other Income:
 Service charges and fees on deposit accounts            203       194       174
 Credit card fees and income                             298       248       217
 Insurance commissions                                   287       193       182
 Other income                                            620       400       407
                                                     --------  --------  --------
                                                       1,408     1,035       980
                                                     --------  --------  --------
Other Expenses:
 Salaries, wages and benefits                          3,167     2,726     2,311
 Occupancy                                               494       442       395
 Furniture, fixtures and equipment                       545       448       410
 Other operating expenses                              1,620     1,534     1,285
                                                     --------  --------  --------
                                                       5,826     5,150     4,401
                                                     --------  --------  --------
Income before income taxes                             2,906     2,470     1,646
Provision for income taxes                            (1,011)     (895)     (644)
                                                     --------  --------  --------
Net income                                           $ 1,895   $ 1,575   $ 1,002
                                                     ========  ========  ========

Net income per common share:
  Basic                                              $  0.63   $  0.53   $  0.34
  Diluted                                            $  0.53   $  0.48   $  0.31
Average shares outstanding (in thousands):
  Basic                                                3,031     2,967     2,938
  Diluted                                              3,583     3,279     3,169

           See accompanying notes to consolidated financial statements.


                                       SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                                   (Dollars in Thousands)


                                                                                Accumulated
                                                     Additional                    other        Nonvested        Total
                                            Common     paid-in     Retained    comprehensive   restricted    shareholders'
                                             Stock     capital     earnings     income, net       stock         equity
                                            -------  -----------  ----------  ---------------  -----------  ---------------
Balance at December 31, 1995                $ 2,536  $     8,074          -   $           54            -   $       10,664
Net income for the year ended
 December 31, 1996                                -            -      1,002                -            -            1,002
Other comprehensive income:
Unrealized net loss on investments
 available for sale, net of taxes of ($36)        -            -          -              (54)           -              (54)
                                                                                                            ---------------
Comprehensive income                              -            -          -                -            -              948
                                                                                                            ---------------
Employee stock options exercised                  8           20          -                -            -               28
Issuance of 5% stock distribution               126          825       (951)               -            -                -
Cash in lieu of fractional shares from
 stock distribution                               -            -         (3)               -            -               (3)
                                            -------  -----------  ----------  ---------------  -----------  ---------------
Balance at December 31, 1996                  2,670        8,919         48                -            -           11,637
Net income for the year ended
 December 31, 1997                                -            -      1,575                -            -            1,575
Other comprehensive income:
Unrealized net gain on investments
 available for sale, net of taxes of $47          -            -          -               90            -               90
                                                                                                            ---------------
Comprehensive income                              -            -          -                -            -            1,665
                                                                                                            ---------------
Employee stock options exercised                 22           50          -                -            -               72
Issuance of common stock pursuant
 to restricted stock plan                        48          457          -                -         (505)               -
Issuance of 5% stock distribution               136        1,482     (1,618)               -            -                -
Cash in lieu of fractional shares from
 stock distribution                               -            -         (5)               -            -               (5)
                                            -------  -----------  ----------  ---------------  -----------  ---------------
Balance at December 31, 1997                  2,876       10,908          -               90         (505)          13,369
Net income for the year ended
 December 31, 1998                                -            -      1,895                -            -            1,895
Other comprehensive income:
Unrealized net gain on investments
 available for sale, net of taxes of $146         -            -          -              223            -              223
                                                                                                            ---------------
Comprehensive income                              -            -          -                -            -            2,118
                                                                                                            ---------------
Employee stock options exercised                 18           70          -                -            -               88
Amortization of deferred compensation
 on restricted stock                              -            -          -                -          101              101
Issuance of 5% stock distribution               145        1,748     (1,893)               -            -                -
Cash in lieu of fractional shares from
 stock distribution                               -            -         (2)               -            -               (2)
                                            -------  -----------  ----------  ---------------  -----------  ---------------
 Balance at December 31, 1998               $ 3,039  $    12,726  $       -   $          313        ($404)  $       15,674
                                            =======  ===========  ==========  ===============  ===========  ===============

See accompanying notes to consolidated financial statements.


                                       SUMMIT FINANCIAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in Thousands)

                                                                           For the Years Ended December 31,
                                                                             1998       1997       1996
                                                                           ---------  ---------  ---------
Cash flows from operating activities:
Net income                                                                 $  1,895   $  1,575   $  1,002
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                                                     290        392        516
  Depreciation and amortization                                                 403        487        424
  Loss (gain) on sale and disposal of equipment                                  34        (23)         -
  Net amortization of net premium on investment securities                       55         26         23
  Amortization of deferred compensation on restricted stock                     101          -          -
  Decrease (increase) in accrued interest receivable                             36       (228)      (160)
  Decrease (increase) in other assets                                           190       (276)      (450)
  (Decrease) increase in accrued interest payable                              (318)       547        104
  Increase (decrease) in other liabilities                                      175        176       (187)
  Deferred income taxes                                                        (140)        23       (131)
                                                                           ---------  ---------  ---------
     Net cash provided by operating activities                                2,721      2,699      1,141
                                                                           ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of securities available for sale                                (11,406)   (18,953)    (8,693)
  Proceeds from sales of securities available for sale                          951      3,271        750
  Proceeds from maturities of securities available for sale                  11,882      6,091      9,405
  Purchases of investments in FHLB and other stock                              (84)       (74)      (122)
  Purchase of company-owned life insurance                                   (1,725)         -          -
  Net increase in loans                                                     (12,106)   (15,715)   (25,922)
  Purchases of finance loans receivable                                           -       (499)    (1,154)
  Purchases of premises and equipment                                        (1,178)      (208)       (85)
  Proceeds from sale of premises and equipment                                    -         41          -
                                                                           ---------  ---------  ---------
     Net cash used by investing activities                                  (13,666)   (26,046)   (25,821)
                                                                           ---------  ---------  ---------
Cash flows from financing activities:
  Net (decrease) increase in deposit accounts                                  (685)    23,123     18,486
  Net increase (decrease) in federal funds sold and repurchase agreements     2,763         42       (800)
  Net (repayments) proceeds from other short-term borrowings                   (180)       450        550
  Proceeds from FHLB advances                                                 8,500      2,000      2,000
  Repayments of FHLB advances                                                (2,500)    (2,000)    (2,000)
  Proceeds from employee stock options exercised                                 88         72         28
  Cash paid in lieu of fractional shares                                         (2)        (5)        (3)
                                                                           ---------  ---------  ---------
     Net cash provided by financing activities                                7,984     23,682     18,261
                                                                           ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents                         (2,961)       335     (6,419)
Cash and cash equivalents, beginning of period                                9,361      9,026     15,445
                                                                           ---------  ---------  ---------
Cash and cash equivalents, end of period                                   $  6,400   $  9,361   $  9,026
                                                                           =========  =========  =========

See  accompanying  notes  to  consolidated  financial  statements.

                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES OF CONSOLIDATION - Summit Financial Corporation (the "Company"), a South Carolina corporation, is the parent holding company for Summit National Bank (the "Bank"), a nationally chartered bank, and Freedom Finance, Inc. (the "Finance Company"), a consumer finance company. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to provide financial management services and nondeposit product sales. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

INVESTMENT SECURITIES - At the time of purchase, investment securities are classified by management into three categories as follows: (1) Investments Held to Maturity: securities which the enterprise has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading
Securities: securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Investments Available for Sale: securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to income in the consolidated statements of income.

LOANS AND INTEREST INCOME - Loans of the Bank are carried at principal amounts, net of unearned income, reduced by an allowance for loan losses. The Bank recognizes interest income daily based on the principal amount outstanding using the simple interest method. The accrual of interest is generally discontinued on loans of the Bank which become 90 days past due as to principal or interest or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Management may elect to continue accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balances and accrued interest and the loan is in the process of collection. Amounts received on nonaccrual loans generally are applied against principal prior to the recognition of any interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     Loans of the Finance Company are carried at the gross amount outstanding, reduced by unearned interest, insurance income and other deferred fees, and an allowance for loan losses. Unearned interest and fees are deferred at the time the loans are made and accreted to income on a collection method, which approximates the level yield method. Charges for late payments are credited to income when collected. Loans of the Finance Company are generally charged-off when they become 150 days past due or when it is determined that collection is doubtful.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

IMPAIRMENT OF LOANS - Loans are considered to be impaired when, in management's judgment, the collection of all amounts of principal and interest is not probable in accordance with the terms of the loan agreement. The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118 in the areas of disclosure requirements and methods of recognizing income. SFAS 114 requires that impaired loans be valued at fair value, which is determined based upon the present value of expected cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the value of the underlying collateral. All cash receipts on impaired loans are applied to principal until such time as the principal is brought current. After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone. As a practical matter, the Bank determines which loans are impaired through a loan review process.

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

     Loans are charged-off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. Management believes that the allowance is adequate. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustments based upon information that is available to them at the time of their examination.

LOAN FEES - Loan origination fees and direct costs of loan originations are deferred and recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. Loan commitment fees are deferred and recognized as an adjustment of yield over the related loan's life, or if the commitment expires unexercised, recognized in income upon expiration.

PREMISES AND EQUIPMENT - Premises, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful life of the related assets as follows: building, 40 years; furniture and fixtures, 7 years; equipment and computer hardware and software, 3 to 7 years; and vehicles, 3 years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the respective lease. Additions to premises and equipment and major replacements or betterments are added at cost. Maintenance, repairs and minor replacements are charged to operating expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill and customer lists resulting from the Finance Company's branch acquisitions. On an ongoing basis, the Company evaluates the carrying value of these intangible assets and determines whether these assets have been impaired based upon an undiscounted cash flow approach. Amortization of intangibles is provided by using the straight-line method over the estimated economic lives of the assets, which is generally from 5 - 7 years. Intangible assets are included in "Other assets" on the accompanying consolidated balance sheets and have unamortized balances of $654,000 and $811,000 at December 31, 1998 and 1997, respectively, with related amortization of $157,000, $154,000 and $106,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

STOCK-BASED COMPENSATION - The Company reports stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees", which measures compensation expense as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company follows the disclosure-only provisions of SFAS 123.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

PER SHARE DATA - Earnings per share ("EPS") are computed in accordance with SFAS 128, "Earnings per Share." SFAS 128 requires companies to report basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Common stock equivalents included in the diluted EPS computation consist of stock options which are computed using the treasury stock method. Weighted average share and per share data have been restated to reflect the August 1998 two-for-one stock split and all 5% stock distributions.

INCOME TAXES - Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax asset will not be realized.

RECLASSIFICATIONS - Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentations. These reclassifications had no impact on shareholders' equity or net income as previously reported.

NOTE  2  -  STATEMENT  OF  CASH  FLOWS
     For the purpose of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $6,400,000 and $9,361,000 at December 31, 1998 and 1997, respectively.

The following summarizes supplemental cash flow data for the years ended December 31:


(dollars in thousands)                  1998    1997    1996
-------------------------------------  ------  ------  -------
Interest paid                          $7,120  $5,857  $4,860
Income taxes paid                         870   1,065     801
Change in market value of investment
 securities, net of income taxes          223      90     (54)


NOTE  3  -  INVESTMENT  SECURITIES
     The aggregate amortized cost, fair value, and gross unrealized gains and losses of investment securities available for sale at December 31 were as follows:

(dollars in thousands)                          1998                                               1997
                          -------------------------------------------------   ---------------------------------------------
                          Amortized   Unrealized    Unrealized                Amortized   Unrealized    Unrealized    Fair
                             Cost        Gains        Losses     Fair Value      Cost        Gains        Losses      Value
                          ----------  -----------  ------------  -----------  ----------  -----------  ------------  -------
U.S. treasury             $    1,250  $         3  $         -   $     1,253  $    2,749  $         2  $        (1)  $ 2,750
U.S. government agencies       9,819          123           (3)        9,939      11,048           57           (1)   11,104
Mortgage-backed                5,404           31          (14)        5,421       7,238           29          (16)    7,251
States and municipal          10,124          370           (5)       10,489       7,042          108          (42)    7,108
                          ----------  -----------  ------------  -----------  ----------  -----------  ------------  -------
                          $   26,597  $       527         ($22)  $    27,102  $   28,077  $       196         ($60)  $28,213
                          ==========  ===========  ============  ===========  ==========  ===========  ============  =======

          The amortized cost and estimated fair value of investment securities at December 31, 1998, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Fair value of securities was determined using quoted market prices.



                                          Amortized    Fair
(dollars in thousands)                       Cost      Value
----------------------------------------  ----------  -------
Due in one year or less                   $    2,563  $ 2,569
Due after one year, through five years         6,255    6,336
Due after five years, through ten years        5,992    6,125
Due after ten years                           11,787   12,072
                                          ----------  -------
                                          $   26,597  $27,102
                                          ==========  =======



          The change in the unrealized gain on securities available for sale, as recorded in shareholders' equity, for the year ended December 31, 1998 was $223,000. Investment securities with an approximate book value of $8,589,000 and $10,387,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes as required or permitted by law. Estimated market values of securities pledged were $8,734,000 and $10,435,000 at December 31, 1998 and 1997, respectively. Gross realized gains on sales of securities from the Company's available for sale portfolio was less than $1,000 in each year presented. There were no gross realized losses on sales of securities in any year presented.

NOTE  4  -  INVESTMENTS  REQUIRED  BY  LAW
          Summit National Bank, as a member of the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank of Atlanta ("FHLB"), is required to own capital stock in these organizations. The Bank's equity investments required by law is included in the accompanying consolidated balance sheets in "Other assets". The amount of stock owned is based on the Bank's capital levels in the case of the FRB and totaled $255,000 at December 31, 1998 and 1997. The amount of FHLB stock owned is determined based on the Bank's balances of residential mortgages and advances from the FHLB and totaled $479,000 and $395,000 at December 31, 1998 and 1997, respectively. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

NOTE  5  -  LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES
          A  summary  of  loans  by classification at December 31 is as follows:

(dollars in thousands)                       1998       1997
-----------------------------------------  ---------  ---------
Commercial                                 $ 24,100   $ 25,313
Real estate - commercial                     48,527     41,172
Real estate - residential                    42,832     37,683
Construction                                  6,463      3,685
Installment and other consumer loans          5,656      7,819
Consumer finance, net of unearned income      2,881      2,792
Other loans and overdrafts                      210        291
                                           ---------  ---------
                                            130,669    118,755
Less - allowance for loan losses             (1,827)    (1,728)
                                           ---------  ---------
                                           $128,842   $117,027
                                           =========  =========



          Unearned income on consumer finance loans totaled $808,000 and $732,000 at December 31, 1998 and 1997, respectively. There were no loans on nonaccrual at either December 31, 1998 or 1997. Loans past due in excess of 90 days amounted to approximately $483,000 and $82,000 at December 31, 1998 and 1997, respectively. There were no foreclosed loans or other real estate owned in any year presented. There were no impaired loans at or for the years ended December 31, 1998 or 1997.

NOTE  5  -  LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES  -  CONTINUED
          The Company makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in the Upstate of South Carolina. The Company has a diversified loan portfolio and the Company's loan portfolio is not dependent upon any specific economic segment. As of December 31, 1998 the Company had no significant concentrations of credit risk in its loan portfolio other than most loans being located in the same geographic region.

          Changes in the allowance for loan losses for the years ended December 31 were as follows:

(dollars in thousands)                            1998     1997     1996
-----------------------------------------------  -------  -------  -------
Balance, beginning of year                       $1,728   $1,487   $1,068
    Provision for losses                            290      392      516
    Loans charged-off                              (408)    (428)    (387)
    Recoveries of loans previously charged-off      217      251      233
    Allocation for purchased loans                    -       26       57
                                                 -------  -------  -------
Balance, end of year                             $1,827   $1,728   $1,487
                                                 =======  =======  =======

     Directors, executive officers, and associates of such persons are customers of and have transactions with the Company's bank subsidiary in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which are made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these outstanding loans was approximately $8,504,000 and $6,935,000 at December 31, 1998 and 1997, respectively. During 1998, new loans and advances on lines of credit of approximately $5,100,000 were made, and payments on these loans and lines totaled approximately $3,531,000. At December 31, 1998, there were commitments to extend additional credit to related parties in the amount of approximately $3,670,000.

NOTE  6  -  PREMISES,  EQUIPMENT  AND  LEASES
     A  summary  of  premises  and  equipment  at  December  31  is  as follows:

(dollars in thousands)              1998      1997
--------------------------------  --------  --------
Land                              $   483   $   483
Building                            1,252     1,252
Leasehold improvements                825       436
Computer, office equipment          1,372     1,017
Furniture and fixtures                612       477
Vehicles                               91        94
                                  --------  --------
                                    4,635     3,759
Less - accumulated depreciation    (1,534)   (1,399)
                                  --------  --------
                                  $ 3,101   $ 2,360
                                  ========  ========

     The Company leases branch facilities for both the Bank and the Finance Company. These leases have initial terms of from two to ten years and various renewal options under substantially the same terms with certain rate escalations. Rent expense included in the accompanying consolidated statements of income under the caption "Occupancy" totaled $226,000, $204,000, and $180,000, respectively, for the years ended December 31, 1998, 1997, and 1996. Minimum rental commitments under these noncancellable leases at December 31, 1998, exclusive of renewal options, are as follows: (dollars in thousands)

1999                      $  266
2000                         251
2001                         230
2002                         213
2003                         216
2004 and beyond              245
                          ------
Total minimum obligation  $1,421
                          ======

NOTE  7  -  DEPOSITS
Time  deposits  by  maturity  at  December  31  consist  of  the  following:


(dollars in thousands)              1998     1997
---------------------------------  -------  -------
Maturing within 1 year             $54,325  $65,394
Maturing after 1, within 3 years     5,818   13,490
Maturing after 3, within 5 years       529      761
Maturing beyond 5 years                106        -
                                  --------  -------
                                   $60,778  $79,645
                                   =======  =======



NOTE  8  -  BORROWED  FUNDS
     Short-term borrowings and their related weighted average interest rates at December 31 were:

                                    1998           1997
                              --------------  --------------
(dollars in thousands)        Amount   Rate   Amount   Rate
                              -------  -----  -------  -----
Federal funds purchased       $ 2,720  5.40%  $     -     -
Repurchase agreements             846  4.85%      803  5.42%
Other short-term borrowings       820  6.91%    1,000  7.38%
                              -------  -----  -------  -----
                              $ 4,386  5.58%  $ 1,803  6.51%
                              =======  =====  =======  =====

     The average interest rate on short-term borrowings during 1998, 1997, and 1996 was 6.07%, 6.21%, and 5.72%, respectively.

     Federal funds purchased represent unsecured overnight borrowings from other financial institutions by Summit National Bank. Repurchase agreements represent short-term borrowings by the Bank with overnight maturities which rollover under a continuing contract. Repurchase agreements are collateralized by securities of U.S. government agencies or by obligations of state and political subdivisions. All pledged collateral is held by a third-party safekeeper. Pledged securities for repurchase agreements at December 31, 1998 had a book value of $1,073,000 and a market value of $1,099,000. Other short-term borrowings consist of term loan agreements with individuals which have initial maturities of less than one year. These term loans are unsecured and bear interest at fixed rates from 6.00% - 7.25%. One term loan totaling $320,000 at December 31, 1998 and 1997 is payable to a director of the Company and bears interest at 6.00% and 7.25% at December 31, 1998 and 1997, respectively.

     For the outstanding repurchase agreements, the following is a summary of the average and maximum amount at any month end for each of the years ended December 31:

(dollars in thousands)     1998   1997    1996
-------------------------  -----  -----  ------
Average outstanding        $ 823  $ 789  $1,277
Maximum at any month-end   $ 846  $ 803  $1,745

     The components of other interest expense for each of the years ended December 31 presented in the accompanying consolidated statements of income is as follows:

(dollars in thousands)        1998   1997   1996
----------------------------  -----  -----  -----
Federal funds purchased and
 repurchase agreements        $  43  $  42  $  73
Other short-term borrowings      71     52     25
FHLB advances                   257    170    113
                              -----  -----  -----
                              $ 371  $ 264  $ 211
                              =====  =====  =====

NOTE  9  -  FHLB  ADVANCES
     FHLB advances represent borrowings from the FHLB of Atlanta by the Bank pursuant to lines of credit collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. These advances have various maturity dates with interest payable monthly on maturities of one year or less and interest payable quarterly on maturities over one year. Total loans of the Bank pledged to the FHLB for advances at December 31, 1998 were approximately $29.1 million.

     At December 31, 1998, FHLB advances were at fixed interest rates ranging from 5.40% to 5.77% with initial maturities from one to ten years. Advances totaling $4 million have one-time call features at the option of the FHLB with call dates ranging from April 2000 to June 2003. Maturities of FHLB advances at December 31 were as follows:


(dollars in thousands)         1998               1997
                        ------------------  ------------------
                                 WEIGHTED            WEIGHTED
FISCAL YEAR MATURITIES  AMOUNT     RATE     AMOUNT     RATE
                        -------  ---------  -------  ---------
1998                    $     -         -   $ 2,000      6.31%
1999                      3,000      5.33%        -         -
2000                      1,000      5.77%        -         -
2003                      3,000      5.48%        -         -
2004 and beyond           1,000      5.51%        -         -
                        -------  ---------  -------  ---------
                        $ 8,000      5.63%  $ 2,000      6.31%
                        =======  =========  =======  =========


NOTE  10  -  UNUSED  LINES  OF  CREDIT
     At December 31, 1998, the Bank had available credit of $4,000,000 with the FHLB. Borrowings under this arrangement can be made with various terms and repayment schedules and with fixed or variable rates of interest. Advances under this line would be secured by the existing blanket lien on qualifying loans secured by first mortgages on 1-4 family residences.

     At December 31, 1998, the Bank had short-term lines of credit to purchase federal funds from unrelated banks with available balances totaling $7,300,000, of which $6,300,000 is on an unsecured basis and the remaining $1,000,000 would require security in the form of U.S. Treasury or government agency obligations. The interest rate on any borrowings under these lines would be the prevailing market rate for federal funds purchased. These lines are available to be outstanding up to ten consecutive days for general corporate purposes of the Bank and have specified repayment deadlines after disbursement of funds. All of the lenders have reserved the right to withdraw these lines at their option.

     The Company has a line of credit arrangement with a commercial bank for the purpose of funding the loans receivable of the Finance Company. The line, which is for a total of $2.5 million, is secured by the common stock of the Bank and bears interest at the prime lending rate less 50 basis points. The line requires quarterly interest payments and matures in October 1999. Under the terms of the line, the Company is required to meet certain covenants, including minimum capital levels and other performance ratios. The Company believes it is in compliance with these covenants. There was no outstanding balance on the line at December 31, 1998 or 1997.


NOTE  11  -  INCOME  TAXES
     Income  tax  expense  for  the  years  ended  December  31  is  as follows:

(dollars in thousands)               1998    1997    1996
----------------------------------  -------  -----  ------
Current tax provision:
  Federal                           $1,061   $ 798  $ 727
  State                                 90      74     48
                                    -------  -----  ------
                                     1,151     872    775
                                    -------  -----  ------
Deferred tax (benefit) provision:
  Federal                             (140)     23   (131)
  State                                  -       -      -
                                    -------  -----  ------
                                      (140)     23   (131)
                                    -------  -----  ------
Total tax provision                 $1,011   $ 895  $ 644
                                    =======  =====  ======

     Income taxes are different than tax expense computed by applying the statutory federal tax rate of 34% to income before income taxes. The reasons for the differences for years ended December 31 are as follows:

(dollars in thousands)               1998     1997    1996
----------------------------------  -------  ------  ------
Tax expense at statutory rate       $  988   $ 840   $ 560
State tax, net of federal benefit       59      49      29
Change in valuation allowance for
 deferred tax assets                   (10)     (3)      -
Effect of tax exempt interest          (75)    (37)    (10)
Other, net                              49      46      65
                                    -------  ------  ------
Total                               $1,011   $ 895   $ 644
                                    =======  ======  ======


     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 were as follows:

(dollars in thousands)                                   1998    1997
------------------------------------------------------  ------  ------
DEFERRED TAX ASSETS:
Allowance for loan losses deferred for tax purposes     $ 586   $ 559
Book depreciation in excess of tax depreciation            26      12
Other                                                      79      30
                                                        ------  ------
          Gross deferred tax assets                       691     601
          Less: valuation allowance                       (15)    (25)
                                                        ------  ------
          Net deferred tax assets                         676     576
                                                        ------  ------
DEFERRED TAX LIABILITIES:
Net deferred loan costs                                   (22)    (35)
Unrealized net gains on securities available for sale    (192)    (46)
Compensation expense deferred for financial reporting    (109)   (136)
                                                        ------  ------
          Gross deferred tax liabilities                 (323)   (217)
                                                        ------  ------
NET DEFERRED TAX ASSET                                  $ 353   $ 359
                                                        ======  ======


     The net deferred tax asset is included in "Other assets" in the accompanying consolidated balance sheets. A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. A current period deferred tax expense of $146,000 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of ($140,000). The valuation allowance for deferred income taxes relates to the state loss carryforwards which may not be ultimately realized to reduce taxes of the Company. The decreases in the valuation allowance for each of the years ended December 31, 1998 and 1997 were based on actual earnings of the Company for those years.

NOTE  12  -  OTHER  INCOME  AND  OTHER  EXPENSES
     The components of other operating income for the years ended December 31 are as follows:

(dollars in thousands)                1998   1997   1996
------------------------------------  -----  -----  -----
Late charges and other loan fees      $ 215  $ 180  $ 152
Mortgage origination fees               120     55     52
Nondeposit product sales commission     177    104    178
Other                                   108     61     25
                                      -----  -----  -----
                                      $ 620  $ 400  $ 407
                                      =====  =====  =====

NOTE  12  -  OTHER  INCOME  AND  OTHER  EXPENSES  -  CONTINUED
     The components of other operating expenses for the years ended December 31 are as follows:

(dollars in thousands)                     1998    1997    1996
----------------------------------------  ------  ------  ------
Advertising and public relations          $  200  $  256  $  171
Stationary, printing and office support      324     317     262
Credit card service expense                  231     194     171
Deposit and branch expenses                  126     111     143
Legal and professional fees                  239     203     160
Amortization of intangibles                  157     154     106
Other                                        343     299     272
                                          ------  ------  ------
                                          $1,620  $1,534  $1,285
                                          ======  ======  ======



NOTE  13  -  CAPITAL  STOCK  AND  PER  SHARE  INFORMATION
     On August 24, 1998, the Company issued a two-for-one stock split to shareholders of record on August 10, 1998. A total of 1,444,299 shares of common stock were issued in connection with the two-for-one stock split. The stated par value of each share was not changed from $1. On December 28, 1998, the Company issued a 5% stock distribution in the form of a stock dividend. The distribution was issued to all shareholders of record on December 14, 1998 and resulted in the issuance of 144,550 shares of common stock of the Company. All average share and per share data have been restated to reflect the stock split and the stock distribution as of the earliest period presented.

     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income. There was no required adjustment to the numerator from the net income reported on the accompanying statements of income.

                                       1998                    1997                    1996
                                ---------------------  ----------------------  ---------------------
                                 Basic      Diluted      Basic      Diluted      Basic      Diluted
Net income                     $1,895,000  $1,895,000  $1,575,000  $1,575,000  $1,002,000  $1,002,000
                               ----------  ----------  ----------  ----------  ----------  ----------
Average shares outstanding      3,030,890   3,030,890   2,966,893   2,966,893   2,938,435   2,938,435
Dilutive common stock options           -     552,010           -     312,112           -     229,708
                               ----------  ----------  ----------  ----------  ----------  ----------
                                3,030,890   3,582,900   2,966,893   3,279,005   2,938,435   3,168,143
                               ----------  ----------  ----------  ----------  ----------  ----------
Per share amount               $     0.63  $     0.53  $     0.53  $     0.48  $     0.34  $     0.31
                               ==========  ==========  ==========  ==========  ==========  ==========



NOTE  14  -  REGULATORY  CAPITAL  REQUIREMENTS
     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier I capital, and Tier I leverage capital as set forth in the table following. Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 1998 and 1997, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

NOTE  14  -  REGULATORY  CAPITAL  REQUIREMENTS  -  CONTINUED
     The following table presents the Company's and the Bank's actual capital amounts and ratios at December 31, 1998 and 1997 as well as the minimum calculated amounts for each regulatory defined category.

(dollars  in  thousands)                                   For Capital    To Be Categorized
                                           Actual      Adequacy Purposes "Well Capitalized"
                                        ---------------  ---------------  ---------------
                                        Amount   Ratio   Amount   Ratio   Amount   Ratio
                                        -------  ------  -------  ------  -------  ------
AS OF DECEMBER 31, 1998
The Company
--------------------------------------
Total capital to risk-weighted assets   $16,846  12.16%  $11,083   8.00%        N.A.
Tier 1 capital to risk-weighted assets  $15,114  10.91%  $ 5,541   4.00%        N.A.
Tier 1 capital to average assets        $15,114   9.08%  $ 6,657   4.00%        N.A.
The Bank
--------------------------------------
Total capital to risk-weighted assets   $15,126  11.12%  $10,878   8.00%  $13,597  10.00%
Tier 1 capital to risk-weighted assets  $13,520   9.94%  $ 5,438   4.00%  $ 8,158   6.00%
Tier 1 capital to average assets        $13,520   8.25%  $ 6,556   4.00%  $ 8,196   5.00%

AS OF DECEMBER 31, 1997
The Company
--------------------------------------
Total capital to risk-weighted assets   $14,871  11.68%  $10,187   8.00%        N.A.
Tier 1 capital to risk-weighted assets  $13,279  10.43%  $ 5,093   4.00%        N.A.
Tier 1 capital to average assets        $13,279   8.87%  $ 5,986   4.00%        N.A.
The Bank
--------------------------------------
Total capital to risk-weighted assets   $13,307  10.68%  $ 9,971   8.00%  $12,464  10.00%
Tier 1 capital to risk-weighted assets  $11,792   9.46%  $ 4,985   4.00%  $ 7,478   6.00%
Tier 1 capital to average assets        $11,792   8.02%  $ 5,885   4.00%  $ 7,356   5.00%



NOTE  15  -  STOCK  COMPENSATION  PLANS
     The Company has a Restricted Stock Plan for awards to certain key employees. Under the Restricted Stock Plan, the Company may grant common stock to its employees for up to 255,255 shares. All shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. The restrictions as to transferability of shares granted under this plan vest over a period of 5 years at a rate of 20% on each anniversary date of the grant. At December 31, 1998, there were 52,920 shares (adjusted for the two-for-one stock split and all stock distributions) of restricted stock outstanding. Deferred compensation representing the difference between the fair market value of the stock at the date of grant and the cash paid for the stock is amortized over a 5 year period as the restrictions lapse. Included in the accompanying consolidated statements of income under the caption "Salaries, wages and benefits" is $101,000 of amortized deferred compensation for the year ended December 31, 1998.

     The Company has an Incentive Stock Option Plan and a Non-Employee Stock Option Plan (collectively referred to as stock-based option plans). Under the Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. The stock option plan authorizes the granting of stock options up to a maximum of 726,007 shares of common stock, adjusted for the two-for-one stock split and all stock distributions.

     Under the Non-Employee Stock Option Plan, options have been granted, at a price not less than the fair market value of the shares at the date of grant, to eligible directors as a retainer for their services as directors. Options granted are exercisable for a period of ten years from the date of grant. Options granted on January 1, 1995 became exercisable one year after the date of grant. Options granted on January 1, 1996 become exercisable over a period of nine years at a rate of 11.1% on each of the first nine anniversaries of the date of grant. As of January 1, 1996, all 319,070 stock options (adjusted for the stock split and distributions) authorized to be granted under this plan had been granted.

NOTE  15  -  STOCK  COMPENSATION  PLANS  -  CONTINUED
     The Company follows APB 25 to account for its stock-based option plans. Accordingly, no compensation cost has been recognized for the stock-based option plans. Had compensation cost for the Company's incentive and non-employee stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS 123, the Company's net earnings and diluted earnings per share would have been reduced to the proforma amounts as follows:



(dollars, except per share, in thousands)   1998    1997    1996
-----------------------------------------  ------  ------  ------
Net earnings - as reported                 $1,895  $1,575  $1,002
Net earnings - proforma                    $1,705  $1,436  $  991
Diluted earnings per share - as reported   $ 0.53  $ 0.48  $ 0.31
Diluted earnings per share - proforma      $ 0.48  $ 0.44  $ 0.31



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: expected volatility of 49.1%, 26.5%, and 6.4% for 1998, 1997 and 1996, respectively; risk-free interest rate of 4.54%, 5.70%, and 6.21% for 1998, 1997, and 1996, respectively; and expected lives of the options of 7.5 years for 1998 and 6 years for 1997 and 1996. There were no cash dividends in any year.

     The following is a summary of the activity under the stock-based option plans for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                1998                  1997                 1996
                         --------------------  -------------------  ------------------
                                    Weighted             Weighted             Weighted
                                     Average              Average              Average
                                    Exercise             Exercise             Exercise
                           Shares     Price     Shares     Price     Shares     Price
                          --------  ---------  --------  ---------  --------  ---------
Outstanding, January 1    911,843   $    5.38  892,935   $    5.20  447,594   $    3.86
Granted                    48,381   $   14.81   57,550   $    7.17  475,383   $    6.42
Canceled                  (15,358)  $    8.55  (12,803)  $    6.54  (21,777)  $    4.70
Exercised                 (18,173)  $    4.93  (25,839)  $    2.81   (8,265)  $    3.30
                          --------  ---------  --------  ---------  --------  ---------
Outstanding, December 31  926,693   $    5.83  911,843   $    5.38  892,935   $    5.20
                          ========  =========  ========  =========  ========  =========
Exercisable, December 31  474,126   $    4.57  409,098   $    4.30  293,714   $    3.40
                          ========  =========  ========  =========  ========  =========


     The following table summarizes information about stock options outstanding under the stock-based option plans at December 31, 1998:



                                    OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                            -----------------------------------    --------------------
                                          Weighted-
                                           Average    Weighted-                Weighted-
                              Number      Remaining    Average      Number      Average
                              Options    Contractual   Exercise     Options     Exercise
Range of Exercise Prices:   Outstanding     Life        Price     Exercisable    Price
                            -----------  -----------  ----------  -----------  ----------
$2.49  -  $3.20                170,321    2.1 years  $     2.76      170,321  $     2.76
$3.82  -  $4.60                177,793    5.8 years  $     4.56      147,902  $     4.56
$6.17                          302,236    6.9 years  $     6.17       72,565  $     6.17
$6.69 - $7.71                  226,888    8.0 years  $     6.87       81,574  $     6.83
$9.18 - $14.52                  13,545    9.1 years  $    10.97        1,764  $     9.18
$15.24                          35,910    9.3 years  $    15.24            -           -
                            -----------  ----------- -----------  ----------- -----------
$2.49  - $15.24                926,693    6.2 years  $     5.83      474,126  $     4.57
                            ===========  ===========  ==========  ===========  ==========


NOTE  16  -  EMPLOYEE  BENEFIT  PLANS
     The Company maintains an employee benefit plan for all eligible employees of the Company and its subsidiaries under the provisions of Internal Revenue Code Section 401K. The Summit Retirement Savings Plan (the "Plan") allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches employee contributions from one percent to a maximum of six percent of deferred compensation. The matching contributions were 6%, 4%, and 2% of deferred compensation for 1998, 1997 and 1996, respectively. A total of $106,000, $61,000, and $29,000, respectively, in 1998, 1997, and 1996 was charged to operations for the Company's matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after five years of service.

     During 1998, Summit National Bank entered into salary continuation agreements with several key management employees, all of whom are officers. Under the agreements, the Bank is obligated to provide for each such employee or his beneficiaries, during a period of 20 years after the employee's death, disability, or retirement, annual benefits ranging from $38,000 to $113,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this nonqualified salary continuation plan, which is an unfunded plan, for the year ended December 31, 1998 amounted to $49,000. To partially finance benefits under this plan, the Bank purchased and is the beneficiary of life insurance policies. Proceeds from the insurance policies are payable to the Company upon the death of the participant. The cash surrender value of these policies included in the accompanying consolidated balance sheets in "Other assets" was $1,754,000 at December 31, 1998.

NOTE 17 - CASH, DIVIDEND AND LOAN RESTRICTIONS AND CONTINGENT LIABILITIES In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that may result in cash, debt and dividend restrictions. A summary of the most restrictive items follows.

     The Company's banking subsidiary is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The amount of the required reserve balance at December 31, 1998 and 1997 was $543,000 and $465,000, respectively.

     The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. As of December 31, 1998, no cash dividends have been declared or paid by the Bank and the Bank had available retained earnings of $5.2 million.

     Under Federal Reserve Board regulations, the Bank is limited in the amount it may loan to the Company, the Finance Company, or other affiliates. Loans made by the Bank to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank's capital, surplus and undivided profits, after adding back the allowance for loan losses. Based on these limitations, approximately $3.1 million was available for loans to each the Company and the Finance Company at December 31, 1998. Certain collateral restrictions also apply to loans from the Bank to its affiliates.

     In the normal course of business, the Company and its subsidiaries are periodically involved in litigation. In the opinion of the Company's management, none of this litigation should have a material adverse effect on the accompanying consolidated financial statements.

NOTE  18  -  FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE  SHEET  RISK
     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments.

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

     At December 31, 1998 the Company's commitments to extend additional credit, including obligations under the Company's revolving credit card program, totaled approximately $40,453,000, of which approximately $7,619,000 represents commitments to extend credit at fixed rates of interest. Commitments to extend credit at fixed rates expose the Company to some degree of interest rate risk. Included in the Company's total commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $2,292,000 at December 31, 1998 The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE  19  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practicable to estimate fair value. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment, and other assets and liabilities.

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

     Fair value for variable rate loans that reprice frequently and for loans that mature in less that one year is based on the carrying value, reduced by an estimate of credit losses inherent in the portfolio. Fair value of fixed rate real estate, consumer, commercial and other loans maturing after one year is based on the discounted present value of the estimated future cash flows, reduced by an estimate of credit losses inherent in the portfolio. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

     Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts maturing during 1999 are valued at their carrying value. Certificate of deposit accounts maturing after 1999 are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value for long-term debt is based on discounted cash flows using the current market rate.

NOTE  19  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  -  CONTINUED
     The Company has used management's best estimate of fair values based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income tax or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

     The estimated fair values of the Company's financial instruments are as follows:



(dollars in thousands)                                     1998                   1997
----------------------                             ---------------------   ---------------------
                                                   Carrying    Estimated   Carrying    Estimated
                                                    Amount    Fair Value    Amount    Fair Value
                                                   ---------  -----------  ---------  -----------
Financial Assets:
Cash and due from banks                            $   5,377  $     5,377  $   5,737  $     5,737
Interest-bearing bank balances                           623          623        704          704
Federal funds sold                                       400          400      2,920        2,920
Investment securities available for sale              27,102       27,102     28,213       28,213
Loans, net                                           128,842      133,856    117,027      116,438
Financial Liabilities:
Deposits                                             140,243      139,905    140,928      141,181
Federal funds purchased and repurchase agreements      3,566        3,566        803          803
Other short-term borrowings                              820          820      1,000        1,000
FHLB advances                                          8,000        7,884      2,000        2,000


NOTE  20  -  PARENT  COMPANY  FINANCIAL  INFORMATION
     The following is condensed financial information of Summit Financial Corporation (parent company only) at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996.



                          SUMMIT FINANCIAL CORPORATION
                            CONDENSED BALANCE SHEETS

                                          December 31,
(dollars in thousands)                   1998     1997
                                       --------  -------
ASSETS
Cash                                   $   154   $    34
Investment in bank subsidiary           14,016    11,882
Investment in nonbank subsidiary            (1)       67
Due from subsidiaries                    1,864     1,930
Other assets                                 2         3
                                       --------  -------
                                       $16,035   $13,916
                                       ========  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Accruals and other liabilities         $    38   $    47
Due to subsidiaries                          3         -
Other borrowings                           320       500
Shareholders' equity                    15,674    13,369
                                       --------  -------
                                       $16,035   $13,916
                                       ========  =======

NOTE  20  -  PARENT  COMPANY  FINANCIAL  INFORMATION  -  CONTINUED


                          SUMMIT FINANCIAL CORPORATION
                         CONDENSED STATEMENTS OF INCOME

                              For the Years Ended December 31,
(dollars in thousands)                1998     1997     1996
                                     -------  -------  -------
Interest income                      $  176   $  175   $  181
Interest expense                        (33)     (13)     (30)
                                     -------  -------  -------
Net interest income                     143      162      151
Other operating expenses                (65)     (40)     (29)
                                     -------  -------  -------
Net operating income                     78      122      122
Equity in undistributed net income
 of subsidiaries                      1,843    1,493      924
                                     -------  -------  -------
Income before taxes                   1,921    1,615    1,046
Income taxes                            (26)     (40)     (44)
                                     -------  -------  -------
Net income                           $1,895   $1,575   $1,002
                                     =======  =======  =======





                        CONDENSED STATEMENTS OF CASH FLOWS

                                                 For the Years Ended December 31,
(dollars in thousands)                                 1998      1997      1996
                                                     --------  --------  --------
Operating activities:
Net income                                           $ 1,895   $ 1,575   $ 1,002
Adjustments to reconcile net income to net cash:
Equity in undistributed net income of subsidiaries    (1,843)   (1,493)     (924)
Decrease in other assets                                   1         -        21
(Decrease) increase in other liabilities                  (9)       19       (51)
Amortization of deferred compensation                    101         -         -
Deferred taxes                                             -         2        25
                                                     --------  --------  --------
                                                         145       103        73
                                                     --------  --------  --------
INVESTING ACTIVITIES:
Net decrease (increase) in due from subsidiary            66      (129)     (701)
Net increase in due to subsidiary                          3         -         -
Maturities of investment securities                        -         -     2,000
Capital contribution to bank subsidiary                    -      (500)   (1,000)
                                                     --------  --------  --------
                                                          69      (629)      299
                                                     --------  --------  --------
FINANCING ACTIVITIES:
Proceeds from notes payable                                -       500        50
Repayments of notes payable                             (180)      (50)     (600)
Employee stock options exercised                          88        72        28
Cash paid in lieu of fractional shares                    (2)       (5)       (3)
                                                     --------  --------  --------
                                                         (94)      517      (525)
                                                     --------  --------  --------
Net change in cash and cash equivalents                  120        (9)     (153)
Balance, beginning of year                                34        43       196
                                                     --------  --------  --------
Balance, end of year                                 $   154   $    34   $    43
                                                     ========  ========  ========


NOTE  21  -  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
     Consolidated quarterly operating data for the years ended December 31 is summarized as follows (per share data has been restated to reflect the stock split and all distributions issued):




(dollars in thousands,
except per share data)                                  1998                                       1997
----------------------               -----------------------------------------    -----------------------------------------
                                       First     Second      Third     Fourth      First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Interest income                      $  3,550   $  3,588   $  3,691   $  3,587   $  3,060   $  3,269   $  3,474   $  3,578
Interest expense                       (1,687)    (1,732)    (1,747)    (1,636)    (1,400)    (1,513)    (1,731)    (1,760)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income                     1,863      1,856      1,944      1,951      1,660      1,756      1,743      1,818
Provision for loan losses                 (50)       (51)       (40)      (149)       (87)      (124)       (45)      (136)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income after
  provision for loan losses             1,813      1,805      1,904      1,802      1,573      1,632      1,698      1,682
Other income                              383        384        339        302        240        254        259        282
Other expenses                         (1,545)    (1,465)    (1,459)    (1,357)    (1,274)    (1,255)    (1,281)    (1,340)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before taxes                       651        724        784        747        539        631        676        624
Income taxes                             (236)      (269)      (284)      (222)      (199)      (231)      (244)      (221)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income                                415        455        500        525        340        400        432        403
Unrealized net gain (loss) on
  investments available for sale,
  net of taxes                             38          7        163         15        (83)        76         60         37
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Comprehensive income                 $    453   $    462   $    663   $    540   $    257   $    476   $    492   $    440
                                     =========  =========  =========  =========  =========  =========  =========  =========
NET INCOME PER SHARE:
   Basic                             $   0.15   $   0.15   $   0.16   $   0.17   $   0.11   $   0.13   $   0.15   $   0.14
   Diluted                           $   0.12   $   0.13   $   0.13   $   0.15   $   0.10   $   0.12   $   0.14   $   0.12
AVERAGES COMMON SHARES OUTSTANDING:
   Basic                                3,024      3,029      3,032      3,037      2,958      2,962      2,965      2,981
   Diluted                              3,554      3,604      3,606      3,589      3,201      3,191      3,228      3,430




NOTE  22  -  SEGMENT  INFORMATION
     The Company reports information about its operating segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Summit Financial Corporation is the parent holding company for Summit National Bank ("Bank"), a nationally chartered bank, and Freedom Finance, Inc. ("Finance"), a consumer finance company. Through its bank subsidiary, which commenced operations in July 1990, the Company provides a full range of banking services, including offering demand and time deposits, commercial and consumer loans, and nondeposit investment services. The Bank currently has three full-service branches in Greenville, South Carolina. The Finance Company commenced operations in November 1994 and makes and services small, short-term installment loans and related credit insurance products to individuals from its eleven offices throughout South Carolina. The Company considers the Bank and the Finance Company separate business segments. Financial performance for each segment is detailed in the following tables. Included in the "Corporate" column are amounts for general corporate activities and eliminations of intersegment transactions.




(dollars in thousands)        Bank      Finance    Corporate     Total
--------------------------  ---------  ---------  -----------  ---------
AT AND FOR THE YEAR ENDED
DECEMBER 31, 1998
Interest income             $ 12,912   $  1,577         ($73)  $ 14,416
Interest expense              (6,731)      (286)         215     (6,802)
                            ---------  ---------  -----------  ---------
Net interest income            6,181      1,291          142      7,614
Provision for loan losses       (146)      (144)           -       (290)
Other income                   1,156        300          (48)     1,408
Other expenses                (4,260)    (1,550)         (16)    (5,826)
                            ---------  ---------  -----------  ---------
Income before taxes            2,931       (103)          78      2,906
Income taxes                  (1,020)        35          (26)    (1,011)
                            ---------  ---------  -----------  ---------
Net income                  $  1,911       ($68)  $       52   $  1,895
                            =========  =========  ===========  =========
Net loans                   $127,327   $  2,660      ($1,145)  $128,842
                            =========  =========  ===========  =========
Total assets                $168,072   $  3,634      ($1,221)  $170,485
                            =========  =========  ===========  =========





(dollars in thousands)        Bank      Finance    Corporate     Total
--------------------------  ---------  ---------  -----------  ---------
AT AND FOR THE YEAR ENDED
DECEMBER 31, 1997
Interest income             $ 11,858   $  1,614         ($91)  $ 13,381
Interest expense              (6,352)      (304)         252     (6,404)
                            ---------  ---------  -----------  ---------
Net interest income            5,506      1,310          161      6,977
Provision for loan losses       (216)      (176)           -       (392)
Other income                     780        303          (48)     1,035
Other expenses                (3,589)    (1,569)           8     (5,150)
                            ---------  ---------  -----------  ---------
Income before taxes            2,481       (132)         121      2,470
Income taxes                    (900)        45          (40)      (895)
                            ---------  ---------  -----------  ---------
Net income                  $  1,581       ($87)  $       81   $  1,575
                            =========  =========  ===========  =========
Net loans                   $115,548   $  2,579      ($1,100)  $117,027
                            =========  =========  ===========  =========
Total assets                $157,701   $  3,698      ($1,120)  $160,279
                            =========  =========  ===========  =========





(dollars in thousands)        Bank      Finance    Corporate     Total
--------------------------  ---------  ---------  -----------  ---------
AT AND FOR THE YEAR ENDED
DECEMBER 31, 1996
Interest income             $  9,348   $  1,253         ($54)  $ 10,547
Interest expense              (4,939)      (230)         205     (4,964)
                            ---------  ---------  -----------  ---------
Net interest income            4,409      1,023          151      5,583
Provision for loan losses       (361)      (155)           -       (516)
Other income                     793        232          (45)       980
Other expenses                (3,215)    (1,202)          16     (4,401)
                            ---------  ---------  -----------  ---------
Income before taxes            1,626       (102)         122      1,646
Income taxes                    (635)        35          (44)      (644)
                            ---------  ---------  -----------  ---------
Net income                  $    991       ($67)  $       78   $  1,002
                            =========  =========  ===========  =========
Net loans                   $ 99,766   $  2,339        ($900)  $101,205
                            =========  =========  ===========  =========
Total assets                $131,648   $  3,447        ($933)  $134,162
                            =========  =========  ===========  =========

                          INDEPENDENT AUDITORS' REPORT



The  Board  of  Directors
Summit  Financial  Corporation


     We have audited the accompanying consolidated balance sheets of Summit Financial Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



Greenville,  South  Carolina          /s/  KPMG  Peat  Marwick  LLP
January  22,  1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There has been no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.


                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 1999 Annual Meeting of the Shareholders, which information is incorporated herein by reference as follows:
     (a)  Identification  of  Directors:  Page  4  of  the  1999 Proxy Statement
     (b)  Identification  of  Executive  Officers:  Page  7  of  the  1999 Proxy
Statement
     (c)  Identification  of  Certain  Significant  Employees:  NONE
     (d)  Family  Relationships:  NONE
     (e)  Business  experience:  Pages  5-7  of  the  1999  Proxy  Statement
     (f)  Involvement  in  Certain  Legal  Proceedings:  NONE
     (g)  Promoters  and  Control  Persons:  NONE

ITEM  11.     EXECUTIVE  COMPENSATION

     The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference as follows:

     (a) - (f) Executive Compensation tables: Pages 7-8 of the 1999 Proxy Statement
     (g)  Compensation  of  Directors:  Page  3  of  the  1999  Proxy  Statement
     (h)  Employment  Contracts:  Page  9  of  the  1999  Proxy  Statement
     (i)  Repricing  of  Options/SARs:  NONE
     (j) Compensation Committee Interlocks:  Page 11 of the 1999 Proxy Statement
     (k) Compensation Committee Report:  Pages 10-11 of the 1999 Proxy Statement
     (l)  Performance  Graph:  Page  12  of  the  1999  Proxy  Statement

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the heading "Election of Directors" on pages 4-5 in the definitive Proxy Statement of the Company filed in connection with its 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this item is set forth under the heading "Compensation Committee Interlocks and Insider Participation" on page 11 and "Certain Transactions" on page 13 in the definitive Proxy Statement of the Company filed in connection with its 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  &  REPORTS ON FORM 8-K

     (a)     List  of  documents  filed  as  a  part  of  this  report:

     1.  Financial  Statements:

          The following consolidated financial statements and report of independent auditors of the Company are included in Part I, Item 8 hereof:

          Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations For The Years Ended December 31,
1998,  1997,  1996
          Consolidated Statements of Shareholders' Equity And Comprehensive Income For The Years Ended December 31, 1998, 1997, and 1996
          Consolidated Statements of Cash Flows For The Years Ended December 31, 1998, 1997, 1996
          Notes  to  Consolidated  Financial  Statements
          Report  of  Independent  Auditors

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

     10.3     Employment  Agreement  of  J.  Randolph  Potter dated December 21,
1998.

     10.4     Employment  Agreement  of  Blaise B. Bettendorf dated December 21,
1998.

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

     10.7 Employment Agreement of James B. Schwiers dated December 15, 1997 (incorporated by reference to exhibits filed with Summit Financial Corporation's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997, File No. 000-19235).

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


     (b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1998.

     (c) Exhibits required to be filed with this report, which have not been previously filed as indicated in Item 14(a) above, are submitted as a separate section of this report.

     (d)     Not  applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenville, South Carolina, on the 22nd day of March, 1999.

                              SUMMIT  FINANCIAL  CORPORATION
                                /s/  J.  Randolph  Potter
                              ---------------------------
Dated:  March  22,  1999      J.  Randolph  Potter,  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   SIGNATURE                    TITLE
  /s/ J. Randolph Potter    President, Chief Executive  March 22, 1999
--------------------------
J. Randolph Potter          Officer and Director

  /s/ Blaise B. Bettendorf  Senior Vice President       March 22, 1999
--------------------------
Blaise B. Bettendorf        (Principal Financial and
                            Accounting Officer)

  /s/ C. Vincent Brown      Chairman                    March 22, 1999
--------------------------
C. Vincent Brown

 /s/ John A. Kuhne          Vice Chairman               March 22, 1999
--------------------------
John A. Kuhne

  /s/ David C. Poole        Secretary                   March 22, 1999
--------------------------
David C. Poole

-------------------------   Director                    March 22, 1999
Ivan E. Block

  /s/ John A. Burgess       Director                    March 22, 1999
--------------------------
John A. Burgess

  /s/ J. Earle Furman, Jr.  Director                    March 22, 1999
--------------------------
J. Earle Furman, Jr.

  /s/ Charles S. Houser     Director                    March 22, 1999
--------------------------
Charles S. Houser

 /s/ John W. Houser         Director                    March 22, 1999
--------------------------
John W. Houser

 /s/ T. Wayne McDonald      Director                    March 22, 1999
--------------------------
T. Wayne McDonald

  /s/ Larry A. McKinney     Director                    March 22, 1999
--------------------------
Larry A. McKinney

  /s/ George O. Short, Jr.  Director                    March 22, 1999
--------------------------
George O. Short, Jr.

EXHIBIT 10.3  -  EMPLOYMENT AGREEMENT OF J. RANDOLPH POTTER


STATE  OF  SOUTH  CAROLINA)
                          )          EMPLOYMENT  AGREEMENT
COUNTY  OF  GREENVILLE    )


          THIS EMPLOYMENT AGREEMENT, made and entered into this 21st day of December, 1998, by and between J. RANDOLPH POTTER, a resident of the State and County aforesaid, hereinafter referred to as "Employee" and Summit Financial Corporation, a corporation duly chartered pursuant to the laws of the State of South Carolina, hereinafter referred to as "Employer".
W  I  T  N  E  S  S  E  T  H:
          WHEREAS, the Employer is a corporation chartered under the laws of the State of South Carolina and
          WHEREAS, Employee is the President and Chief Executive Officer of the banking operation which is a wholly-owned subsidiary of the Employer; and
          WHEREAS, the terms of this Agreement are subject to the approval by the Board of Directors of the Employer;
          NOW, THEREFORE, in consideration of the mutual promises of the parties and the mutual benefits they will gain by the performance thereof, the parties hereto agree as follows:
1. Employment. That the Employer, subject to the terms and conditions hereof, does hereby agree to employ the Employee and the Employee accepts such employment, from the date hereof and to continue therefrom until terminated as hereinafter provided.

          2. Duties. That the Employee is employed to act as President and Chief Executive Officer of the banking entity, which is a wholly-owned subsidiary of the Employer and to perform such other duties on behalf of the Employer, as well as any subsidiary thereof, which will benefit the Employer.
          3. Termination by Employee. That the Employee may terminate his employment hereunder at any time after he has given ninety (90) days prior written notice to the Employer, such notice to be accomplished by delivery of such written termination to either the Chairman or Vice Chairman of the Board of Directors (provided that the Employee is not serving in either capacity) of the Employer.
          4. Termination by Employer. That the Employer may terminate immediately the Employee's employment hereunder at any time, with or without cause, by giving written notice of such termination of employment to the Employee.
          5. Automatic Termination of Employee. That the employment of the Employee shall be automatically terminated upon the earlier of any of the following:
               (a)     The  death  of  the  Employee.
               (b) The disability of the Employee so as to prevent the Employee from adequately performing his duties contemplated hereunder (the determination of any such disability shall be within the sole discretion of the Board of Directors of the Employer). The Employee will be compensated at his normal rate until the earlier of: (i) such time as he begins to receive benefits from his disability insurance; or (ii) a period ending one hundred eighty (180) days from such determination of disability.

          6. Compensation. That for all of his duties hereunder, the Employee shall receive compensation at the rate currently in place. However, anything to the contrary notwithstanding, this compensation shall terminate immediately in the event of termination of employment hereunder for any reason whatsoever except for any payments which might be due the Employee under paragraph 5(b) or by reason of the Employer enforcing its covenant not to compete set forth herein below.
          7.  Covenant  Not  to  Compete.
               (a) That in the event the Employee voluntarily terminates his employment with the Employer or any subsidiary of the Employer, that the Employee agrees that he will not, directly or indirectly, own, manage, operate, control, be employed by, participate in or be connected in any manner with the ownership, management or operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employee is then actively engaged for a period of twelve (12) months from the date of such termination of employment and within the radius of twenty (20) miles from where the Employee has his main office or five (5) miles from any branch office, while he is performing his services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the Employer, or such subsidiary, is not made under duress and that it is an essential part of the Agreement, without which the Employer would not have engaged or continued the services of the Employee. Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration, the receipt of which is hereby acknowledged and Employee agrees that in the event of a threatened breach of his covenant under this Agreement, that any remedy at law would be inadequate and Employer may seek injunctive relief, as well as damages.
          b) That in the event that the Employer shall terminate the employment of the Employee, without cause ("cause" is defined herein below), the Employer agrees to pay the Employee one hundred (100%) percent of his regular monthly salary (regular monthly salary shall be computed by dividing by twelve (12) the Employee s W-2 cash salary and cash bonus income from the Employer for the calendar year immediately preceding such termination of employment). Such payment to begin on the last day of the first month following the termination of employment and to continue for one (1) year from the date of termination of employment. At Employer's sole option, and for the same monthly payment amounts, this non-competition agreement may be continued up to a maximum of two
(2) years from the date of termination of employment; PROVIDED, HOWEVER, that after one (1) year from the date of termination, Employer shall have the absolute right, in its sole discretion, to terminate, at any time, this said non-competition agreement by giving thirty (30) days prior written notice to the Employee, mailed to the Employee s address designated in Item 8 hereof and this covenant not to compete shall terminate thirty (30) days after the mailing of such notice and the payments referred to herein above shall likewise automatically terminate on said date, after which termination by the Employer, no payments shall be payable as it is expressly acknowledged by both the Employee and the Employer that Employer shall have no obligation whatsoever to continue this covenant not to compete for any period of time beyond one (1) year from the date of termination. Naturally, such notice of termination of such payments by the Employer shall, at that time, release the Employee from his obligation not to compete. Such non-compete shall prevent the Employee from, directly or indirectly, owning, managing, operating, or being employed by, participating in or being connected in any manner with the ownership, management and operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employee is then actively engaged for a period of twelve (12) months (24 months at Employer's sole options) from the date of such termination of employment and within the radius of twenty (20) miles from the office of the Employer, or five
(5) miles from any branch office, as the case may be, within which Employee has his main office while he is performing his services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the Employer or such subsidiary is not made under duress and that it is an essential part of this Agreement, without which the Employer would not have engaged or continued the services of the Employee. Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration, the receipt of which is hereby acknowledged and Employee agrees that in the event of a threatened breach of his covenant under this Agreement, that any remedy at law would be inadequate and Employer may seek injunctive relief, as well as damages.

          (c) That in the event that the Employer shall terminate the employment of the Employee for cause (with cause" being defined under this Agreement to mean either: (i) willful failure of the Employee to substantially perform prescribed duties other than a result of disability (the Employee shall be given written notice of an alleged willful failure to substantially perform such prescribed duties and shall have a period of thirty (30) days to correct such willful failure to substantially perform such prescribed duties); or (ii) the willful engaging in misconduct significantly detrimental to the Employer), the Employer agrees to pay the Employee one hundred (100%) percent of his regular monthly salary (regular monthly salary shall be computed by dividing by twelve
(12) the Employee's W-2 cash salary and cash bonus income from the Employer for the calendar year immediately preceding such termination of employment) for a period of one (1) month. Further, that in the event of such termination for cause, the Employee agrees that he will not, directly or indirectly, own, manage, operate, control, be employed by, participate in, or be connected in any manner with the ownership, management or operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employee is then actively engaged for a period of six (6) months from the date of termination of employment and within a radius of twenty (20) miles from where the employee has his main office, or five (5) miles from any branch office, while he is performing the services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the Employer, or such subsidiary, is not made under duress and that it is an essential part of this Agreement, without which the Employer would not have engaged or continued the services of the Employee. Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration and Employee agrees that in the event of a threatened breach of his covenant under this Agreement, that any remedy at law would be inadequate and  Employer  may  seek  injunctive  relief,  as  well  as  damages.
          (d) That in the event the Employee is terminated by the Employer after a change in control (as hereinafter defined) or by the Employer during the pendency of a potential change in control (other than for cause in either case) or by the Employee for good reason after a change in control, then the Employee is entitled to an amount equal to three (3) times his annual base pay amount, calculated as the average of the Employee s W-2 annual cash salary and cash bonus income from the Employer over the five (5) most recent taxable years. Said non-competition amounts are to be paid in three (3) equal annual installments without any interest due thereon, the first installment being due within thirty (30) days from the date of such termination and annually thereafter until paid in full. In addition, the Employee is entitled to continued life, disability and medical insurance coverage for a period of twelve
(12) months and the use of office and secretarial services for six (6) months, both paid for by the Employer. Said non-compete payments shall prevent the Employee from, directly or indirectly, owning, managing, operating, or being employed by, participating in or being connected in any manner with the ownership, management and operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employer is then actively engaged for a period of 36 months from the date of such termination of employment and within the radius of twenty (20) miles from the office of the Employer, or five (5) miles from any branch office, as the case may be, within which Employer has his main office while he is performing his services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the Employer or such subsidiary is not made under duress and that it is an essential part of this Agreement. Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration, the receipt of which is hereby acknowledged. The Employer and Employee acknowledge that any breach of this contract would cause damages to the Employer, the value of which would be difficult to determine. For that reason, the Employer and Employee hereby agree upon liquidated damages specifying that the damages that the Employer would incur as a result of a breach by the Employee would be determined based on the present value of the stream of unpaid non-competition payments specified above. In addition, in the event of a breach of the Employee s covenant under this Agreement, the Employer may seek injunctive relief, as well as the liquidated damages set forth above.
     A change in control occurs if: (i) any person or entity acting directly or indirectly or through or in concert (other than persons who are presently on the Board of Directors for the Employer) with one or more persons, acquires the power, directly or indirectly, to vote twenty-five (25%) percent or more of any class of voting securities of the Employer; or (ii) the Employer becomes a subsidiary of another corporation or is merged or consolidated into another corporation. A potential change in control occurs if: (i) the Employer has entered into an agreement, the consummation of which would result in a change in control; (ii) any person publicly announces his intention to take or to consider taking actions which, if consummated, would constitute a change in control; or (iii) any person becomes the beneficial owner, as defined under Securities and Exchange Commission rules, directly or indirectly of the Employer s securities which represent nine and one-half (9.5%) percent or more of the combined voting power of the Employer's then outstanding securities entitled to elect directors; or (iv) the Board of Directors adopts a resolution to the effect that a potential change in control for purposes of the agreement has occurred. A potential change in control remains pending for purposes of receiving payments under the agreement until the earlier of the occurrence of a change in control or a determination by the Board of Directors or a committee thereof (at any time) that a change of control is not or was no longer reasonably expected to occur.
          Termination of employment because of disability, retirement or death, or by the Employer for cause or by the Employee for any reason other than for good reason, will not result in the full payment of benefits under the provisions of paragraph 7(d) above. Cause" is defined under the agreement to mean: (i) willful failure substantially to perform prescribed duties other than as a result of disability; or (ii) the willful engaging in misconduct significantly detrimental to the Employer. Good reason" for Employee to terminate employment with the Employer occurs if: (i) duties are assigned that are materially inconsistent with previous duties; (ii) duties and responsibilities are substantially reduced; (iii) base compensation is reduced not as part of an across-the-board reduction for such executives; (iv) participation under compensation plans or arrangements generally made available to persons at the

Employee s level of responsibility at the Employer is denied except as otherwise provided; (v) a successor fails to assume the agreement; or (vi) termination is made without compliance with prescribed procedures.
          8. Addresses. That, unless mutually amended in writing, any notices required or permitted to be given under this Agreement shall be sufficient if in writing and sent by registered mail to the following addresses:
          FOR  THE  EMPLOYER:
          Summit  Financial  Corporation
          C/O  C.  Vincent  Brown,  Chairman
          P  O  Box  1087
          Greenville,  SC  29602

          FOR  THE  EMPLOYEE:
          J.  Randolph  Potter
          19  Pristine  Drive
          Greer,  SC  29650

          9. Vacation. That during the term of active employment hereunder, the Employee shall be entitled to an annual paid vacation of three (3) weeks to be taken at such reasonable time or times as allowed by the Board of Directors of the Employer.
     10. Employee Benefits. That the Employee shall be entitled, during the term of active employment hereunder, to those employee benefits currently in place for the Employee.
          11. State Law. That this Agreement is made pursuant to the laws of the State of South Carolina and shall be construed thereby.

          12. Entire Agreement. That this Agreement constitutes the sole and complete agreement between the Employer and the Employee and it is agreed that no verbal or other statement, inducements or representations have been made to or relied upon by the Employee and that no modification to this Agreement shall be binding upon either party hereto unless in writing and signed by each party.
          13. Binding Effect. That this Agreement is binding upon the parties hereto, their successors, personal representatives, legal representatives, heirs and assigns (however this Agreement shall not be assigned by the Employee unless the Employer shall agree thereto in writing).
          IN WITNESS WHEREOF, the parties hereto have signed and sealed this Agreement on the date above first written.

IN  THE  PRESENCE  OF:                  EMPLOYER:
                                        SUMMIT  FINANCIAL  CORPORATION
/s/  Karen  Dye                         By:   /s/  C.  Vincent  Brown
                                        Its:  Chairman
/s/  John  A.  Kuhne                    And:  /s/  Blaise  B.  Bettendorf
                                        Its:  Chief  Financial  Officer


                                        EMPLOYEE:
/s/  Blaise  B.  Bettendorf              /s/  J.  Randolph  Potter
/s/  Sharon  R.  Wilson

EXHIBIT 10.4  -  EMPLOYMENT AGREEMENT OF BLAISE B. BETTENDORF


STATE  OF  SOUTH  CAROLINA     )
                               )          EMPLOYMENT  AGREEMENT
COUNTY  OF  GREENVILLE         )


                THIS EMPLOYMENT AGREEMENT, made and entered into this 21st day of December 1998, by and between BLAISE B. BETTENDORF, a resident of the State and County aforesaid, hereinafter referred to as "Employee" and Summit Financial Corporation, a corporation duly chartered pursuant to the laws of the State of South Carolina, hereinafter referred to as "Employer".
W  I  T  N  E  S  S  E  T  H:
          WHEREAS, the Employer is a corporation chartered under the laws of the State of South Carolina and
          WHEREAS, Employee is the Senior Vice President and Chief Financial Officer of the banking operation which is a wholly-owned subsidiary of the Employer; and
          WHEREAS, the terms of this Agreement are subject to the approval by the Board of Directors of the Employer;
          NOW, THEREFORE, in consideration of the mutual promises of the parties and the mutual benefits they will gain by the performance thereof, the parties hereto agree as follows:
          1. Employment. That the Employer, subject to the terms and conditions hereof, does hereby agree to employ the Employee and the Employee accepts such employment, from the date hereof and to continue therefrom until terminated as hereinafter provided.

          2. Duties. That the Employee is employed to act as Senior Vice President/Chief Financial Officer of the banking entity, which is a wholly-owned subsidiary of the Employer and to perform such other duties on behalf of the Employer, as well as any subsidiary thereof, which will benefit the Employer.
          3. Termination by Employee. That the Employee may terminate his employment hereunder at any time after he has given ninety (90) days prior written notice to the Employer, such notice to be accomplished by delivery of such written termination to either the Chairman of the Board of Directors or President (provided that the Employee is not serving in either capacity) of the Employer.
          4. Termination by Employer. That the Employer may terminate immediately the Employee's employment hereunder at any time, with or without cause, by giving written notice of such termination of employment to the Employee.
          5. Automatic Termination of Employee. That the employment of the Employee shall be automatically terminated upon the earlier of any of the following:
               (a)     The  death  of  the  Employee.
               (b) The disability of the Employee so as to prevent the Employee from adequately performing his duties contemplated hereunder (the determination of any such disability shall be within the sole discretion of the Board of Directors of the Employer). The Employee will be compensated at his normal rate until the earlier of: (i) such time as he begins to receive benefits from his disability insurance; or (ii) a period ending one hundred eighty (180) days from such determination of disability.

          6. Compensation. That for all of his duties hereunder, the Employee shall receive compensation at the rate currently in place. However, anything to the contrary notwithstanding, this compensation shall terminate immediately in the event of termination of employment hereunder for any reason whatsoever except for any payments which might be due the Employee under paragraph 5(b) or by reason of the Employer enforcing its covenant not to compete set forth herein below.
          7.  Covenant  Not  to  Compete.
               (a) That in the event the Employee voluntarily terminates his employment with the Employer or any subsidiary of the Employer, that the Employee agrees that he will not, directly or indirectly, own, manage, operate, control, be employed by, participate in or be connected in any manner with the ownership, management or operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employee is then actively engaged for a period of twelve (12) months from the date of such termination of employment and within the radius of twenty (20) miles from where the Employee has his main office or five (5) miles from any branch office, while he is performing his services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the Employer, or such subsidiary, is not made under duress and that it is an essential part of the Agreement, without which the Employer would not have engaged or continued the services of the Employee . Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration, the receipt of which is hereby acknowledged and Employee agrees that in the event of a threatened breach of his covenant under this Agreement, that any remedy at law would be inadequate and Employer may seek injunctive relief, as well as damages.
          (b) That in the event that the Employer shall terminate the employment of the Employee, without cause ("cause" is defined herein below), the Employer agrees to pay the Employee one hundred (100%) percent of his regular monthly salary (regular monthly salary shall be computed by dividing by twelve (12) the Employee's W-2 cash salary and cash bonus income from the Employer for the calendar year immediately preceding such termination of employment). Such payment to begin on the last day of the first month following the termination of employment and to continue for one (1) year from the date of termination of employment. At Employer's sole option, and for the same monthly payment amounts, this non-competition agreement may be continued up to a maximum of two
(2) years from the date of termination of employment; PROVIDED, HOWEVER, that after one (1) year from the date of termination, Employer shall have the absolute right, in its sole discretion, to terminate, at any time, this said non-competition agreement by giving thirty (30) days prior written notice to the Employee, mailed to the Employee's address designated in Item 8 hereof and this covenant not to compete shall terminate thirty (30) days after the mailing of such notice and the payments referred to herein above shall likewise automatically terminate on said date, after which termination by the Employer, no payments shall be payable as it is expressly acknowledged by both the Employee and the Employer that Employer shall have no obligation whatsoever to continue this covenant not to compete for any period of time beyond one (1) year from the date of termination. Naturally, such notice of termination of such payments by the Employer shall, at that time, release the Employee from his obligation not to compete. Such non-compete shall prevent the Employee from, directly or indirectly, owning, managing, operating, or being employed by, participating in or being connected in any manner with the ownership, management and operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employee is then actively engaged for a period of twelve (12) months (24 months at Employer s sole options) from the date of such termination of employment and within the radius of twenty (20) miles from the office of the Employer, or five
(5) miles from any branch office, as the case may be, within which Employee has his main office while he is performing his services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the Employer or such subsidiary is not made under duress and that it is an essential part of this Agreement, without which the Employer would not have engaged or continued the services of the Employee. Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration, the receipt of which is hereby acknowledged and Employee agrees that in the event of a threatened breach of his covenant under this Agreement, that any remedy at law would be inadequate and Employer may seek injunctive relief, as well as damages.

                  (c) That in the event that the Employer shall terminate the employment of the Employee for cause (with "cause" being defined under this Agreement to mean either: (i) willful failure of the Employee to substantially perform prescribed duties other than a result of disability (the Employee shall be given written notice of an alleged willful failure to substantially perform such prescribed duties and shall have a period of thirty (30) days to correct such willful failure to substantially perform such prescribed duties); or (ii) the willful engaging in misconduct significantly detrimental to the Employer), the Employer agrees to pay the Employee one hundred (100%) percent of his regular monthly salary (regular monthly salary shall be computed by dividing by twelve (12) the Employee's W-2 cash salary and cash bonus income from the Employer for the calendar year immediately preceding such termination of employment) for a period of one (1) month. Further, that in the event of such termination for cause, the Employee agrees that he will not, directly or indirectly, own, manage, operate, control, be employed by, participate in, or be connected in any manner with the ownership, management or operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employee is then actively engaged for a period of six (6) months from the date of termination of employment and within a radius of twenty (20) miles from where the employee has his main office, or five (5) miles from any branch office, while he is performing the services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the
Employer,  or  such  subsidiary,  is  not  made  under  duress and that it is an essential  part  of  this  Agreement,  without which the Employer would not have engaged or continued the services of the Employee. Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration and Employee agrees that in the event of a threatened breach of his covenant under this Agreement, that any remedy at law would be inadequate and  Employer  may  seek  injunctive  relief,  as  well  as  damages.
          (d). That in the event the Employee is terminated by the Employer after a change in control (as hereinafter defined) or by the Employer during the pendency of a potential change in control (other than for cause in either case) or by the Employee for good reason after a change in control, then the Employee is entitled to an amount equal to three (3) times his annual base pay amount, calculated as the average of the Employee's W-2 annual cash salary and cash bonus income from the Employer over the five (5) most recent taxable years. Said non-competition amounts are to be paid in three (3) equal annual installments without any interest due thereon, the first installment being due within thirty (30) days from the date of such termination and annually thereafter until paid in full. In addition, the Employee is entitled to continued life, disability and medical insurance coverage for a period of twelve
(12) months, paid for by the Employer. Said non-compete payments shall prevent the Employee from, directly or indirectly, owning, managing, operating, or being employed by, participating in or being connected in any manner with the ownership, management and operation of any business similar to that type of business then conducted by the Employer or by any subsidiary for which the Employer is then actively engaged for a period of 36 months from the date of such termination of employment and within the radius of twenty (20)
 miles from the office of the Employer, or five (5) miles from any branch office, as the case may be, within which Employer has his main office while he is performing his services hereunder. Further, that the Employee acknowledges that this covenant not to compete with the Employer or such subsidiary is not made under duress and that it is an essential part of this Agreement. Further, the Employee acknowledges that this covenant not to compete is for such good and valid consideration, the receipt of which is hereby acknowledged. The Employer and Employee acknowledge that any breach of this contract would cause damages to the Employer, the value of which would be difficult to determine. For that reason, the Employer and Employee hereby agree upon liquidated damages specifying that the damages that the Employer would incur as a result of a breach by the Employee would be determined based on the present value of the stream of unpaid non-competition payments specified above. In addition, in the event of a breach of the Employee's covenant under this Agreement, the Employer may seek injunctive relief, as well as the liquidated damages set forth above.
          A change in control occurs if: (i) any person or entity acting directly or indirectly or through or in concert (other than persons who are presently on the Board of Directors for the Employer) with one or more persons, acquires the power, directly or indirectly, to vote twenty-five (25%) percent or more of any class of voting securities of the Employer; or (ii) the Employer becomes a subsidiary of another corporation or is merged or consolidated into another corporation. A potential change in control occurs if: (i) the Employer has entered into an agreement, the consummation of which would result in a change in control; (ii) any person publicly announces his intention to take or to consider taking actions which, if consummated, would constitute a change in control; or (iii) any person becomes the beneficial owner, as defined under Securities and Exchange Commission rules, directly or indirectly of the Employer's securities which represent nine and one-half (9.5%) percent or more of the combined voting power of the Employer's then outstanding securities entitled to elect directors; or (iv) the Board of Directors adopts a resolution to the effect that a potential change in control for purposes of the agreement has occurred. A potential change in control remains pending for purposes of receiving payments under the agreement until the earlier of the occurrence of a change in control or a determination by the Board of Directors or a committee thereof (at any time) that a change of control is not or was no longer reasonably expected to occur.
          Termination of employment because of disability, retirement or death, or by the Employer for cause or by the Employee for any reason other than for good reason, will not result in the full payment of benefits under the provisions of paragraph 7(d) above. "Cause" is defined under the agreement to mean: (i) willful failure substantially to perform prescribed duties other than as a result of disability; or (ii) the willful engaging in misconduct significantly detrimental to the Employer. "Good reason" for Employee to terminate employment with the Employer occurs if: (i) duties are assigned that are materially inconsistent with previous duties; (ii) duties and responsibilities are substantially reduced; (iii) base compensation is reduced not as part of an across-the-board reduction for such executives; (iv) participation under compensation plans or arrangements generally made available to persons at the

 Employee's level of responsibility at the Employer is denied except as otherwise provided; (v) a successor fails to assume the agreement; or (vi) termination is made without compliance with prescribed procedures.
          8. Addresses. That, unless mutually amended in writing, any notices required or permitted to be given under this Agreement shall be sufficient if in writing and sent by registered mail to the following addresses:
          FOR  THE  EMPLOYER:
          Summit  Financial  Corporation
          C/O  J.  Randolph  Potter
          P  O  Box  1087
          Greenville,  SC  29602

          FOR  THE  EMPLOYEE:
          Blaise  B.  Bettendorf
          103  Cypress  Ridge
          Greenville,  SC  29609

            9. Vacation. That during the term of active employment hereunder, the Employee shall be entitled to an annual paid vacation of three (3) weeks to be taken at such reasonable time or times as allowed by the Board of Directors of the Employer.
          10. Employee Benefits. That the Employee shall be entitled, during the term of active employment hereunder, to those employee benefits currently in place for the Employee.
               11. State Law. That this Agreement is made pursuant to the laws of the State of South Carolina and shall be construed thereby.

          12. Entire Agreement. That this Agreement constitutes the sole and complete agreement between the Employer and the Employee and it is agreed that no verbal or other statement, inducements or representations have been made to or relied upon by the Employee and that no modification to this Agreement shall be binding upon either party hereto unless in writing and signed by each party.
          13. Binding Effect. That this Agreement is binding upon the parties hereto, their successors, personal representatives, legal representatives, heirs and assigns (however this Agreement shall not be assigned by the Employee unless the Employer shall agree thereto in writing).
          IN WITNESS WHEREOF, the parties hereto have signed and sealed this Agreement on the date above first written.


IN  THE  PRESENCE  OF:             EMPLOYER:
                                   SUMMIT  FINANCIAL  CORPORATION
/s/  Karen  Dye                    By:   /s/  C.  Vincent  Brown
                                   Its:  Chairman
/s/  John  A.  Kuhne               And:  /s/  J.  Randolph  Potter
                                   Its:  President


                                   EMPLOYEE:
/s/  Sharon R. Wilson             /s/  Blaise  B.  Bettendorf
/s/  Sandra  Ridge

EXHIBIT  23  -  CONSENT  OF  KPMG  PEAT  MARWICK



                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------


The  Board  of  Directors
Summit  Financial  Corporation



We consent to incorporation by reference in the registration statements on Form S-8 (No. 33-83538) Summit Financial Corporation Restricted Stock Plan,
(No.  33-94962)  Summit  Financial Corporation Incentive Stock Option Plan and
(No. 33-94964) Summit Financial Corporation 1995 Non-Employee Stock Option Plan of Summit Financial Corporation of our report dated January 22, 1999, relating to the consolidated balance sheets of Summit Financial Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 Annual report on Form 10-K of the Company.



Greenville,  South  Carolina
March  24,  1999                                    /s/ KPMG Peat Marwick, LLP