Form 10-Q
period 1999-03-31
SUMMIT FINANCIAL CORP
filed 1999-05-07
CIK 856223

FORM  10-Q

             SECURITIES  AND  EXCHANGE  COMMISSION
                  Washington,  D.C.  20549

       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
         OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

         For  The  Quarterly  Period  Ended  March  31,  1999

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

As of April 30, 1999, 3,047,747 shares of $1.00 par value common stock were outstanding.


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                      March 31,    December 31,
                                                        1999           1998
                                                     -----------  --------------
ASSETS
Cash and due from banks                              $    4,638   $       5,377
Interest-bearing bank balances                              467             623
Federal funds sold                                            -             400
Investments available for sale                           26,279          27,102
Loans, net of unearned income and net of
 allowance for loan losses of $1,944 and $1,827         129,893         128,842
Premises and equipment, net                               3,041           3,101
Accrued interest receivable                               1,026           1,132
Other assets                                              3,905           3,908
                                                     -----------  --------------
                                                     $  169,249   $     170,485
                                                     ===========  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand                          $   19,707   $      20,877
 Interest-bearing demand                                  8,562           8,541
 Savings and money market                                54,324          50,047
 Time deposits, $100,000 and over                        21,572          17,801
 Other time deposits                                     38,638          42,977
                                                     -----------  --------------
                                                        142,803         140,243
Federal funds purchased and repurchase agreements           210           3,566
Other short-term borrowings                                 500             820
FHLB advances                                             7,700           8,000
Accrued interest payable                                    927           1,052
Other liabilities                                         1,001           1,130
                                                     -----------  --------------
                                                        153,141         154,811
                                                     -----------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000
  shares authorized; issued and
  outstanding 3,047,747 and 3,038,706 shares              3,048           3,039
 Additional paid-in capital                              12,749          12,726
 Retained earnings                                          567               -
 Accumulated other comprehensive income, net of tax         123             313
 Nonvested resticted stock                                 (379)           (404)
                                                     -----------  --------------
     Total shareholders' equity                          16,108          15,674
                                                     -----------  --------------
                                                     $  169,249   $     170,485
                                                     ===========  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars, except per share data, in Thousands)
                                   (Unaudited)

                                            For the Three Months Ended
                                                      March 31,
                                                      ---------
                                                    1999        1998
                                                    ----        ----
Interest Income:
 Loans                                         $    3,182   $    3,009
 Taxable investment securities                        237          346
 Nontaxable investment securities                     122           84
 Federal funds sold                                     2           68
 Other                                                 22           42
                                               -----------  -----------
                                                    3,565        3,549
                                               -----------  -----------
Interest Expense:
 Deposits                                           1,396        1,631
 Other                                                124           55
                                               -----------  -----------
                                                    1,520        1,686
                                               -----------  -----------
     Net interest income                            2,045        1,863
Provision for loan losses                             (81)         (50)
                                               -----------  -----------
     Net interest income after
      provision for loan losses                     1,964        1,813
                                               -----------  -----------

Other Income:
 Service charges and fees on deposit accounts          48           41
 Credit card service fees and income                   77           76
 Insurance commission fee income                       60          101
 Other income                                         209          164
                                               -----------  -----------
                                                      394          382
                                               -----------  -----------
Other Operating Expenses:
 Salaries, wages and benefits                         843          837
 Occupancy                                            145          112
 Furniture, fixtures and equipment                    154          144
 Other operating expenses                             421          452
                                               -----------  -----------
                                                    1,563        1,545
                                               -----------  -----------
Income before income taxes                            795          650
Provision for income taxes                           (228)        (235)
                                               -----------  -----------
Net income                                     $      567   $      415
                                               ===========  ===========

Net income per share:
   Basic                                       $      .19   $      .15
   Diluted                                     $      .16   $      .12
Average shares outstanding:
   Basic                                        3,044,000    3,024,000
   Diluted                                      3,591,000    3,554,000


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                        SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                      FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                                    (Dollars in Thousands)
                                                         (Unaudited)


                                                                                  Accumulated
                                                        Additional                   other        Nonvested        Total
                                               Common     paid-in    Retained    comprehensive   restricted    shareholders'
                                                stock     capital    earnings     income, net       stock         equity
                                               -------  -----------  ---------  ---------------  -----------  ---------------
Balance at December 31, 1997                   $ 2,875  $    10,909          -  $           90        ($505)  $       13,369
Net income for the three months
 ended March 31, 1998                                -            -        415               -            -              415
Other comprehensive income:
Unrealized holding gains on securities
  arising during the period, net of
  tax of $25                                         -            -          -              38            -               38
                                                                                                              ---------------
Comprehensive income                                                                                                     453
                                                                                                              ---------------
Employee stock options exercised                     1           28          -               -            -               29
                                               -------  -----------  ---------  ---------------  -----------  ---------------
Balance at March 31, 1998                      $ 2,876  $    10,937  $     415  $          128        ($505)  $       13,851
                                               =======  ===========  =========  ===============  ===========  ===============

Balance at December 31, 1998                   $ 3,039  $    12,726          -  $          313        ($404)  $       15,674
Net income for the three months
 ended March 31, 1999                                -            -        567               -            -              567
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding losses arising during
  the period, net of tax of ($116)                   -            -          -            (206)           -               -
 Less: reclassification adjustment for gains
  included in net income, net of tax of $6           -            -          -              16            -               -
                                                                                ---------------
 Other comprehensive loss                            -            -          -            (190)           -             (190)
                                                                                ---------------               ---------------
Comprehensive income                                                                                                     377
                                                                                                              ---------------
Employee stock options exercised                     9           23          -               -            -               32
Amortization of deferred
 compensation on restricted stock                    -            -          -               -           25               25
                                               -------  -----------  ---------  ---------------  -----------  ---------------
Balance at March 31, 1999                      $ 3,048  $    12,749  $     567  $          123        ($379)  $       16,108
                                               =======  ===========  =========  ===============  ===========  ===============


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                           SUMMIT FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                   (Unaudited)

                                                    For  the  Three  Months  Ended
                                                                    March 31,
                                                               ------------------
                                                                 1999      1998
                                                               --------  --------
Cash flows from operating activities:
 Net income                                                    $   567   $   415
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses                                       81        50
    Depreciation and amortization                                  122       116
    Gain on sale of equipment and vehicles                         (26)        -
    Gain on sale investments available for sale                    (22)       (1)
    Net amortization (accretion) of net premium
     (discount) on investments                                      23       (17)
    Amortization of deferred compensation on restricted stock       25         -
    Decrease in other assets                                       145       325
    Decrease in other liabilities                                 (138)      (85)
                                                               --------  --------
Net cash provided by operating activities                          777       803
                                                               --------  --------

Cash flows from investing activities:
  Purchases of securities available for sale                    (2,389)     (750)
  Proceeds from maturities of securities
   available for sale                                            1,884       252
  Proceeds from sales of securities available for sale           1,021       951
  Purchases of investments in FHLB and other stock                 (35)      (84)
  Net (increase) decrease in loans                              (1,132)    2,315
  Purchases of premises and equipment                              (85)      (49)
  Proceeds from sale of equipment and vehicles                      49         -
                                                               --------  --------
Net cash (used in) provided by investing activities               (687)    2,635
                                                               --------  --------

Cash flows from financing activities:
  Net increase in deposit accounts                               2,560     1,351
  Net decrease in federal funds purchased                       (3,357)        -
  Repayment of other short-term borrowings                        (320)     (500)
  Proceeds from FHLB advances                                    9,550     2,500
  Repayments of FHLB advances                                   (9,850)   (2,000)
  Proceeds from employee stock options exercised                    32        29
                                                               --------  --------
Net cash (used in) provided by financing activities             (1,385)    1,380
                                                               --------  --------
Net (decrease) increase in cash and cash equivalents            (1,295)    4,818
Cash and cash equivalents, beginning of period                   6,400     9,361
                                                               --------  --------
Cash and cash equivalents, end of period                       $ 5,105   $14,179
                                                               ========  ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                       $ 1,645   $ 1,908
Cash paid during the period for income taxes                   $   250   $    36
Change in market value of investment securities
 available for sale, net of income taxes                         ($190)  $    38


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 MARCH 31, 1999

NOTE  1  -  BASIS  OF  PRESENTATION:
     Summit Financial Corporation (the Company), a South Carolina corporation, is the parent holding company for Summit National Bank (the Bank), a nationally chartered bank, and Freedom Finance, Inc. (the Finance Company), a consumer finance company.

     Through its bank subsidiary, which commenced operations in July 1990, the Company provides a full range of banking services, including demand and time deposits, commercial and consumer loans, and investment services. The Bank currently has three full service branch locations in Greenville, South Carolina. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to provide an increased level of nondeposit products and financial management services. The Finance Company commenced operations in November 1994 and makes and services small, short-term installment loans and related credit insurance products to individuals from its twelve offices throughout South Carolina.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at March 31, 1999 and for the periods ended March 31, 1999 and 1998 were prepared in accordance with the instructions for Form 10-Q and, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at March 31, 1999, and the results of operations and cash flows for the periods ended March 31, 1999 and 1998 have been included. The results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

NOTE  2  -  CASH  FLOW  INFORMATION:
     For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $5,105 and $14,179 at March 31, 1999 and 1998, respectively.

NOTE  3  -  PER  SHARE  INFORMATION:
     The following is a reconciliation of the denominators of the basic and diluted per-share computations for net income for the three months ended March 31, 1999 and 1998. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock distributions and the 1998 two-for-one stock split as of the earliest period presented. (Dollars, except per share data, in thousands).



                                            Three Months Ended March 31,
                                      1999       1999         1998        1998
                                   ----------  ---------   ----------   ---------
                                     BASIC      DILUTED      BASIC      DILUTED
                                   ----------  ----------  ----------  ----------
Net Income                         $      567  $      567  $      415  $      415
                                   ----------  ----------  ----------  ----------

Weighted average shares
 outstanding                        3,043,926   3,043,926   3,024,288   3,024,288
Effective of Dilutive Securities:
    Stock options                           -     547,391           -     529,234
                                   ----------  ----------  ----------  ----------
                                    3,043,926   3,591,317   3,024,288   3,553,522
                                   ----------  ----------  ----------  ----------

Per-share amount                   $     0.19  $     0.16  $     0.15  $     0.12
                                   ==========  ==========  ==========  ==========



NOTE  4  -  SEGMENT  INFORMATION:
     The Company reports information about its operating segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Summit Financial Corporation is the parent holding company for Summit National Bank ("Bank"), a nationally chartered bank, and Freedom Finance, Inc. ("Finance"), a consumer finance company. The Company considers the Bank and the Finance Company separate business segments. Financial performance for each segment is detailed in the following tables. Included in the "Corporate" column are amounts for general corporate activities and eliminations of intersegment transactions.




At  and  for  the  three  months  ended  March  31,  1999

                             Bank      Finance    Corporate     Total
                           ---------  ---------  -----------  ---------
Interest income            $  3,140   $    447         ($22)  $  3,565
Interest expense             (1,511)       (68)          59     (1,520)
                           ---------  ---------  -----------  ---------
Net interest income           1,629        379           37      2,045
Provision for loan losses       (40)       (41)           -        (81)
Other income                    318         88          (12)       394
Other expenses               (1,193)      (367)          (3)    (1,563)
                           ---------  ---------  -----------  ---------
Income before taxes             714         59           22        795
Income taxes                   (199)       (23)          (6)      (228)
                           ---------  ---------  -----------  ---------
Net income                 $    515   $     36   $       16   $    567
                           =========  =========  ===========  =========
Net loans                  $128,515   $  2,428      ($1,050)  $129,893
                           =========  =========  ===========  =========
Total assets               $167,041   $  3,350      ($1,142)  $169,249
                           =========  =========  ===========  =========




At  and  for  the  three  months  ended  March  31,  1998


                             Bank      Finance    Corporate     Total
                           ---------  ---------  -----------  ---------
Interest income            $  3,142   $    428         ($21)  $  3,549
Interest expense             (1,668)       (74)          56     (1,686)
                           ---------  ---------  -----------  ---------
Net interest income           1,474        354           35      1,863
Provision for loan losses       (30)       (20)           -        (50)
Other income                    311         83          (12)       382
Other expenses               (1,148)      (389)          (8)    (1,545)
                           ---------  ---------  -----------  ---------
Income before taxes             607         28           15        650
Income taxes                   (221)        (9)          (5)      (235)
                           ---------  ---------  -----------  ---------
Net income                 $    386   $     19   $       10   $    415
                           =========  =========  ===========  =========
Net loans                  $113,179   $  2,207        ($725)  $114,661
                           =========  =========  ===========  =========
Total assets               $159,575   $  3,263        ($786)  $162,052
                           =========  =========  ===========  =========

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

     During the quarter ended March 31, 1999, the Company's net income totaled $567,000 or $.16 per diluted share. This is compared to net income of $415,000 or $.12 per diluted share for the same quarterly period of 1998 or an increase of 33%.

     Total assets decreased $1.2 million or 1% from December 31, 1998 to March 31, 1999. Gross loans increased $1.2 million (1%) from year end, funded primarily by the $2.6 million increase in deposits. The increase in deposits, combined with the reduction of liquid assets, was also utilized to reduce the federal funds purchased by $3.3 million and other borrowings by $620,000.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

GENERAL
     The Company reported consolidated net income for the quarter ended March 31, 1999 of $567,000, compared to net income of $415,000 for the quarter ended March 31, 1998, for an improvement of approximately $152,000 or 37%. The increase in consolidated earnings for the 1999 period is primarily attributable to a $167,000 or 10% decrease in the Company's interest expense resulting from the shift of the deposit mix to a larger percentage of floating rate deposits, which allowed the Company to react to the declining rate environment and maintain its net interest margin. Another contributor to the higher net income was the Company's ability to limit the increase in overhead expenses to 1% from the prior year, despite opening a new branch facility in October 1998.

NET  INTEREST  INCOME
     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended March 31, 1999, the Company recorded consolidated net interest income of $2.0 million, a 10% increase from the net interest income of $1.9 million for the quarter ended March 31, 1998. The increase in this amount is related to the 3% increase in the average earning assets combined with the 10% reduction in interest expense.

     For the quarters ended March 31, 1999 and 1998, the Company's consolidated net interest margin was 5.41% and 5.03%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is related primarily to the lower average cost of liabilities as higher priced certificates of deposit matured and were replace with lower cost floating rate deposits.

INTEREST  INCOME
     For the quarter ended March 31, 1999, the Company's earning assets averaged $157.9 million and had an average yield of 9.31%. This compares to average earning assets of $153.6 million for the first quarter of 1998, yielding 9.49%. Thus, the 3% increase in volume of earning assets, offset by the 18 basis point reduction in average yield accounts for the $15,000 (1%) increase in interest income between the first quarter of 1998 and 1999.

     Consolidated loans averaged approximately 82% of the Company's average earning assets for the first quarter of 1999. The majority of the Company's loans are tied to the prime rate (approximately 64% of the Bank's portfolio is at floating rates at March 31, 1999, which averaged 7.75% and 8.50% for the quarters ended March 31, 1999 and 1998, respectively. During the first quarter of 1999, the Bank's loans averaged $128.5 million, yielding an average rate of 8.70%, compared to $116.1 million, yielding an average of rate 9.09% for the first quarter of 1998. The 39 basis point decrease in the average yield on the Bank's loans is directly related to the reduction in the prime lending rate which occurred during the fourth quarter of 1998. The higher level of average loans (which increased 11%) offset the decrease in average rate and resulted in an increase in consolidated interest income on loans of $172,000 or 6%.

     Investment securities averaged $26.5 million or 17% of average earning assets and yielded 6.44% (tax equivalent basis) during the first quarter of 1999, compared to average securities of $28.1 million yielding 6.83% for the quarter ended March 31, 1998. The decrease in the average yield of the investment portfolio is related to the declining rate environment in 1998 and the timing, maturity distribution and maturities of investments higher than current market yields. The 6% decrease in average securities, combined with the decrease in average rate, resulted in the decrease of interest income on securities of $71,000.

INTEREST  EXPENSE
     The Company's interest expense for the quarter ended March 31, 1999 was $1.5 million. The decrease of 10% from the comparable quarter in 1998 of $1.7 million was related to the 62 basis point reduction in average rate on liabilities. Interest-bearing liabilities averaged $131.6 million for the first quarter of 1999 with an average rate of 4.65%. This compares to average interest-bearing liabilities of $128.4 million with an average rate of 5.27% for the quarter ended March 31, 1998. The decrease in the average rate was the result of maturities of certificates of deposit renewed at lower current market rates and the shift of deposits to a larger percentage of lower-cost floating rate deposits which were repriced immediately as the prime rate dropped in the fourth quarter of 1998. At March 31, 1999, money market deposit accounts totaled 38% of total deposits compared to 29% for the prior year.

PROVISION  FOR  LOAN  LOSSES
     The amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio. The level of this allowance is dependent upon growth in the loan portfolios; the total amount of past due loans; nonperforming loans; known loan deteriorations and/or concentrations of credit; trends in portfolio volume, maturity and composition; projected collateral values; general economic conditions; and management's assessment of potential losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans.

     While it is the Company's policy to provide for loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Management uses the best information available to make evaluations; however, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. The Company is also subject to regulatory examinations and determinations as to the adequacy of the allowance, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance in comparison to a group of peer companies identified by the regulatory agencies.

     Included in the net income for the quarter ended March 31, 1999 is a provision for loan losses of $81,000 compared to a provision of $50,000 for the first quarter of 1998. The higher net loan originations for the first quarter of 1999, which totaled $15.4 million compared to $10.1 million for 1998, led to the increase in the provision for loan losses in the current year.

     At March 31, 1999, the consolidated allowance for loan losses was $1.9 million or 1.47% of total gross loans. This compares to an allowance of $1.7 million or 1.50% of gross loans at March 31, 1998. For the quarter ended March 31, 1999, the Company reported consolidated net recoveries of ($35,000) or .11% of average loans on an annualized basis. This is compared to consolidated net charge-offs of $37,000 or .12% (annualized) of average loans for the comparable quarter of 1998. There were no loans on nonaccrual status at either March 31, 1999 or 1998. Loans past due 90 days and greater totaled $75,000 or 0.06% of gross loans at both March 31, 1999 and 1998. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at March 31, 1999 is considered adequate by management to cover probable losses inherent in the loan portfolio at that date.

OTHER  INCOME  AND  EXPENSES
     Other income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $394,000 for the quarter ended March 31, 1999 compared to $382,000 for the first quarter of 1998, or an increase of 3%. Reductions in the volume of activity generating insurance commission income was offset by increase in other income related to gains on sales of available for sale investment securities and company vehicles.

     For the quarter ended March 31, 1999, total other operating expenses were $1.6 million which is an increase of $17,000 or 1% over the amount incurred for the quarter ended March 31, 1998. The most significant item included in other operating expenses is salaries, wages and benefits which amounted to $843,000 for the quarter ended March 31, 1999 as compared to $837,000 for the quarter ended March 31, 1998. The increase of $6,000 or 1% is a result of additional staff added at the new branch of the Bank in the fourth quarter of 1998, offset by (1) lower commission expense and associated payroll taxes related to the reduction in nondeposit product sales in the first quarter of 1998; and (2) fewer employees at the Finance Company related to a branch office which was closed in September 1998.

     The 30% ($33,000) increase in occupancy and the 7% ($10,000) increase in furniture, fixtures, and equipment ("FFE") between the first quarter of 1998 and 1999 is directly related to normal expenses, including rent, utilities, depreciation, and property taxes and insurance, associated with the new Bank branch facility which opened in the fourth quarter of 1998.

     Included in the line item "other operating expenses", which decreased $32,000 or 7% from the comparable quarter of 1998, are charges for OCC assessments; property and bond insurance; Relay/Cirrus switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The decrease is primarily related to reductions in advertising, education, professional services, and travel which were incurred in 1998 above the normal levels experienced in the 1999 quarter.

INCOME  TAXES
     For the quarter ended March 31, 1999, the Company reported $228,000 in income tax expense, or an effective tax rate of 29%. This is compared to income tax expense of $235,000 for the same quarter of the prior year, or an effective tax rate of 36%. The reduction in the effective rate is primarily related to the higher level of tax-free municipal investments.


LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. The Company's primary liquid assets accounted for 11% and 16%, respectively of average assets at March 31, 1999 and 1998. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include borrowing on a short-term basis from the Federal Home Loan Bank and Federal Reserve System, purchasing federal funds from other financial institutions, and increasing deposits by raising rates paid.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has $1.5 million in available liquidity remaining from its initial public offering and the retention of earnings. All of this liquidity was advanced to the Finance Company to fund its operations as of March 31, 1999. In addition, Summit Financial has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at March 31, 1999. Additional sources of liquidity for Summit Financial include unsecured borrowings from individuals, and management fees and debt service which are paid by its subsidiary on a monthly basis.

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


CAPITAL  RESOURCES
     Total equity at March 31, 1998 was $16.1 million or 9.5% of total assets at March 31, 1999. This is compared to $13.9 million or 8.5% of total assets at March 31, 1998. The $2.2 million increase in total shareholders' equity resulted from the retention of earnings and stock issued pursuant to the Company's incentive stock option plan.

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

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital as set forth in the table following. Management believes, as of March 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At March 31, 1999 and 1998, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at March 31, 1999 as well as the minimum calculated amounts for each regulatory defined category.




                              RISK-BASED CAPITAL CALCULATION

                                                           FOR CAPITAL    TO BE CATEGORIZED
                                            ACTUAL      ADEQUACY PURPOSES "WELL-CAPITALIZED"
                                        --------------- ----------------  ---------------
                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                        -------  ------  -------  ------  -------  ------
AS OF MARCH 31, 1999
THE COMPANY
Total capital to risk-weighted assets   $18,718  13.45%  $11,134   8.00%       N.A.
Tier 1 capital to risk-weighted assets  $16,978  12.20%  $ 5,567   4.00%       N.A.
Tier 1 capital to average assets        $16,978  10.09%  $ 6,733   4.00%       N.A.

THE BANK
Total capital to risk-weighted assets   $15,926  11.64%  $10,943   8.00%  $13,679  10.00%
Tier 1 capital to risk-weighted assets  $14,218  10.39%  $ 5,472   4.00%  $ 8,207   6.00%
Tier 1 capital to average assets        $14,218   8.56%  $ 6,643   4.00%  $ 8,304   5.00%

AS OF MARCH 31, 1998
THE COMPANY
Total capital to risk-weighted assets   $15,756  12.89%  $ 9,781   8.00%       N.A.
Tier 1 capital to risk-weighted assets  $14,228  11.64%  $ 4,891   4.00%       N.A.
Tier 1 capital to average assets        $14,228   8.82%  $ 6,449   4.00%       N.A.

THE BANK
Total capital to risk-weighted assets   $13,674  11.43%  $ 9,572   8.00%  $11,964  10.00%
Tier 1 capital to risk-weighted assets  $12,178  10.18%  $ 4,786   4.00%  $ 7,179   6.00%
Tier 1 capital to average assets        $12,178   7.67%  $ 6,354   4.00%  $ 7,942   5.00%


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

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Approximately 50% of the Company's interest-bearing liabilities at March 31, 1999 are issued with fixed terms and can be repriced only at maturity. During periods of declining interest rates, as experienced in 1998, the Company's assets reprice faster than the supporting liabilities. This causes a decrease in the net interest margin until the fixed rate liabilities mature and are repriced at lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company's current balance sheet structure, the opposite effect (that is, an increase in net interest income) is realized in a rising rate environment. The degree of interest rate sensitivity of the Company's assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.


ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS
     In  June  1998,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 changes the previous accounting definition of a derivative and discusses the appropriateness of hedge accounting for various forms of hedging activities. Under this standard, all derivatives are measured at fair value and recognized in the statement of financial position as assets or liabilities. This standard is effective for all fiscal quarters of years beginning after June 15, 1999. Because the Company has no derivative activity at this time, management does not expect that this standard will have a significant effect on the Company.


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

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At March 31, 1999, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position at the date of $27.9 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that 64% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     The Company's asset sensitive position means that assets reprice faster than the liabilities, resulting in increases in the net interest income during periods of rising rates and decreases in net interest income when market rates decline. In the fourth quarter of 1998, interest rates dropped, leading to declines in the average yield on assets for the first quarter of 1999 as compared to 1998. However, the Company was able to increase the net interest margin between the two quarterly periods due to the reduction in the overall cost of funds based primarily on (1) the higher percentage of floating rate deposits in 1999 as compared to 1998 which allowed the Company to respond to the prime rate drops; and (2) the maturities of higher priced certificates of deposit throughout 1998 which were replaced with CDs at lower current rates during the year.


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

     As of March 31, 1999, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1998. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

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

     None.

Item  3.     Defaults  Upon  Senior  Securities.

     None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

          At the Annual Meeting of Shareholders held April 20, 1999 pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated March 19, 1999, the following matters were voted on:

          (1)  election  of  4  nominees  for  directors  to  terms  of 3 years:
2,698,478 shares (99.9% of the votes cast) voted FOR the election of the directors; and
          (2) the ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the Company: 2,692,892 shares (99.7% of the shares represented at the meeting) voted FOR the ratification; 1,675 shares AGAINST; 7,540 shares ABSTAIN.

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

SUMMIT  FINANCIAL  CORPORATION


Dated:  May  6,  1999          /s/  J.  Randolph  Potter
                               -------------------------
                               J.  Randolph  Potter,  President
                              and  Chief  Executive  Officer


Dated:  May  6,  1999          /s/  Blaise  B.  Bettendorf
                               ---------------------------
                               Blaise  B.  Bettendorf,  Senior
                               Vice  President  and  Chief
                               Financial  Officer