Form 10-Q
period 1999-06-30
SUMMIT FINANCIAL CORP
filed 1999-08-13
CIK 856223

FORM  10-Q

        SECURITIES  AND  EXCHANGE  COMMISSION
               Washington,  D.C.  20549

     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     For  The  Quarterly  Period  Ended  June  30,  1999

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

As of July 31, 1999, 3,051,904 shares of $1.00 par value common stock were outstanding.


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                     June 30,    December 31,
                                                       1999          1998
                                                    ----------  --------------
ASSETS
Cash and due from banks                             $   5,930   $       5,377
Interest-bearing bank balances                            614             623
Federal funds sold                                      2,220             400
Investments available for sale                         25,233          27,102
Loans, net of unearned income and net of
 allowance for loan losses of $2,050 and $1,827       139,575         128,842
Premises and equipment, net                             2,980           3,101
Accrued interest receivable                             1,148           1,132
Other assets                                            4,005           3,908
                                                    ----------  --------------
                                                    $ 181,705   $     170,485
                                                    ==========  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand                         $  19,827   $      20,877
 Interest-bearing demand                                9,840           8,541
 Savings and money market                              60,252          50,047
 Time deposits, $100,000 and over                      17,449          17,801
 Other time deposits                                   46,194          42,977
                                                    ----------  --------------
                                                      153,562         140,243
Federal funds purchased and repurchase agreements           -           3,566
Other short-term borrowings                               500             820
FHLB advances                                           9,000           8,000
Accrued interest payable                                1,015           1,052
Other liabilities                                       1,215           1,130
                                                    ----------  --------------
                                                      165,292         154,811
                                                    ----------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000
  shares authorized; issued and
  outstanding 3,049,878 and 3,038,706 shares            3,050           3,039
 Additional paid-in capital                            12,757          12,726
 Retained earnings                                      1,149               -
 Accumulated other comprehensive (loss)
  income, net of tax                                     (189)            313
 Nonvested resticted stock                               (354)           (404)
                                                    ----------  --------------
     Total shareholders' equity                        16,413          15,674
                                                    ----------  --------------
                                                    $ 181,705   $     170,485
                                                    ==========  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars, except per share data, in Thousands)
                                   (Unaudited)

                                                 For the Quarters Ended
                                                       June 30,
                                                  1999         1998
                                               -----------  -----------
Interest Income:
 Loans                                         $    3,301   $    3,023
 Taxable investment securities                        232          289
 Nontaxable investment securities                     124           97
 Federal funds sold                                    10          122
 Other                                                 23           56
                                               -----------  -----------
                                                    3,690        3,587
                                               -----------  -----------
Interest Expense:
 Deposits                                           1,430        1,642
 Other                                                154           89
                                               -----------  -----------
                                                    1,584        1,731
                                               -----------  -----------
     Net interest income                            2,106        1,856
Provision for loan losses                            (129)         (51)
                                               -----------  -----------
     Net interest income after
      provision for loan losses                     1,977        1,805
                                               -----------  -----------
Other Income:
 Service charges and fees on deposit accounts          58           58
 Credit card service fees and income                   82           76
 Insurance commission fee income                       62           80
 Gain on sale of securities                             -            -
 Other income                                         188          170
                                               -----------  -----------
                                                      390          384
                                               -----------  -----------
Other Operating Expenses:
 Salaries, wages and benefits                         852          807
 Occupancy                                            142          109
 Furniture, fixtures and equipment                    157          130
 Other expenses                                       399          419
                                               -----------  -----------
                                                    1,550        1,465
                                               -----------  -----------
Income before income taxes                            817          724
Provision for income taxes                           (235)        (269)
                                               -----------  -----------
Net income                                     $      582   $      455
                                               ===========  ===========

Net income per share:
   Basic                                       $      .19   $      .15
   Diluted                                     $      .16   $      .13
Average shares outstanding:
   Basic                                        3,048,000    3,029,000
   Diluted                                      3,595,000    3,604,000


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars, except per share data, in Thousands)
                                   (Unaudited)

                                                For the Six Months Ended
                                                       June 30,
                                                  1999         1998
                                               -----------  -----------
Interest Income:
 Loans                                         $    6,483   $    6,032
 Taxable investment securities                        468          635
 Nontaxable investment securities                     246          182
 Federal funds sold                                    12          190
 Other                                                 45           98
                                               -----------  -----------
                                                    7,254        7,137
                                               -----------  -----------
Interest Expense:
 Deposits                                           2,825        3,273
 Other                                                278          144
                                               -----------  -----------
                                                    3,103        3,417
                                               -----------  -----------
     Net interest income                            4,151        3,720
Provision for loan losses                            (210)        (101)
                                               -----------  -----------
     Net interest income after
      provision for loan losses                     3,941        3,619
                                               -----------  -----------

Other Income:
 Service charges and fees on deposit accounts         106           98
 Credit card service fees and income                  159          152
 Insurance commission fee income                      122          181
 Gain on sale of securities                            22            1
 Other income                                         374          333
                                               -----------  -----------
                                                      783          765
                                               -----------  -----------
Other Operating Expenses:
 Salaries, wages and benefits                       1,694        1,644
 Occupancy                                            287          220
 Furniture, fixtures and equipment                    311          274
 Other expenses                                       820          872
                                               -----------  -----------
                                                    3,112        3,010
                                               -----------  -----------
Income before income taxes                          1,612        1,374
Provision for income taxes                           (463)        (504)
                                               -----------  -----------
Net income                                     $    1,149   $      870
                                               ===========  ===========

Net income per share:
   Basic                                       $      .38   $      .29
   Diluted                                     $      .32   $      .24
Average shares outstanding:
   Basic                                        3,046,000    3,026,000
   Diluted                                      3,592,000    3,577,000


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                              (Dollars in Thousands)
                                                   (Unaudited)

                                                                             Accumulated
                                                                                Other                      Total
                                                      Additional            comprehensive    Nonvested     share-
                                               Common   paid-in   Retained      (loss)      restricted    holders'
                                                stock   capital   earnings    income, net      stock      equity
                                               -------  --------  ---------  -------------  -----------  --------
Balance at December 31, 1997                   $ 2,875  $ 10,909          -  $         90        ($505)  $13,369
Net income for the six months
 ended June 30, 1998                                 -         -        870             -            -       870
Other comprehensive income:
Unrealized holding gains on securities
  arising during the period, net of
  tax of $30                                         -         -          -            45            -        45
                                                                                                         --------
Comprehensive income                                 -         -          -             -            -       915
                                                                                                         --------
Employee stock options exercised                    12        31          -             -            -        43
Amortization of deferred
 compensation on restricted stock                    -         -          -             -           51        51
                                               -------  --------  ---------  -------------  -----------  --------
Balance at June 30, 1998                       $ 2,887  $ 10,940  $     870  $        135        ($454)  $14,378
                                               =======  ========  =========  =============  ===========  ========


Balance at December 31, 1998                   $ 3,039  $ 12,726          -  $        313        ($404)  $15,674
Net income for the six months
 ended June 30, 1999                                 -         -      1,149             -            -     1,149
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding losses arising during
  the period, net of tax of ($307)                   -         -          -          (486)           -         -
 Less: reclassification adjustment for gains
  included in net income, net of tax of $6           -         -          -           (16)           -         -
                                                                             -------------
 Other comprehensive loss                            -         -          -          (502)           -      (502)
                                                                             -------------               --------
Comprehensive income                                 -         -          -             -            -       647
                                                                                                         --------
Employee stock options exercised                    11        31          -             -            -        42
Amortization of deferred
 compensation on restricted stock                    -         -          -             -           50        50
                                               -------  --------  ---------  -------------  -----------  --------
Balance at June 30, 1999                       $ 3,050  $ 12,757  $   1,149         ($189)       ($354)  $16,413
                                               =======  ========  =========  =============  ===========  ========


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                    (Unaudited)

                                                      For  the  Six  Months  Ended
                                                                    June 30,
                                                                 1999       1998
                                                               ---------  --------
Cash flows from operating activities:
 Net income                                                    $  1,149   $   870
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses                                       210       101
    Depreciation and amortization                                   252       220
    Gain on sale of equipment and vehicles                          (26)        -
    Gain on sale securities available for sale                      (22)       (1)
    Net amortization of net premium on investments                   44         5
    Amortization of deferred compensation on restricted stock        50        51
    Decrease in other assets                                         33       123
    Increase in other liabilities                                   355       122
                                                               ---------  --------
Net cash provided by operating activities                         2,045     1,491
                                                               ---------  --------

Cash flows from investing activities:
  Purchases of securities available for sale                     (2,888)   (4,105)
  Proceeds from maturities of securities available for sale       2,905     4,108
  Proceeds from sales of securities available for sale            1,021       951
  Purchases of investments in FHLB and other stock                 (146)      (84)
  Net increase in loans                                         (10,943)     (818)
  Purchases of premises and equipment                              (155)     (343)
  Proceeds from sale of equipment and vehicles                       49         -
                                                               ---------  --------
Net cash used in investing activities                           (10,157)     (291)
                                                               ---------  --------

Cash flows from financing activities:
  Net increase in deposit accounts                               13,320     4,572
  Net decrease in federal funds purchased                        (3,566)        -
  Repayment of other short-term borrowings                         (320)        -
  Proceeds from FHLB advances                                    10,550     6,500
  Repayments of FHLB advances                                    (9,550)   (2,500)
  Proceeds from employee stock options exercised                     42        43
                                                               ---------  --------
Net cash provided by financing activities                        10,476     8,615
                                                               ---------  --------
Net increase in cash and cash equivalents                         2,364     9,815
Cash and cash equivalents, beginning of period                    6,400     9,361
                                                               ---------  --------
Cash and cash equivalents, end of period                       $  8,764   $19,176
                                                               =========  ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                       $  3,140   $ 3,649
Cash paid during the period for income taxes                   $    525   $   283
Change in fair market value of investment securities
 available for sale, net of income taxes                          ($502)  $    45


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                          SUMMIT FINANCIAL CORPORATION
     CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  JUNE 30, 1999

NOTE  1  -  BASIS  OF  PRESENTATION:
     Summit Financial Corporation (the Company), a South Carolina corporation, is the parent holding company for Summit National Bank (the Bank), a nationally chartered bank, and Freedom Finance, Inc. (the Finance Company), a consumer finance company.

     Through its bank subsidiary, which commenced operations in July 1990, the Company provides a full range of banking services, including the taking of demand and time deposits and the making of commercial and consumer loans. The Bank currently has three full service branch locations in Greenville, South Carolina. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to offer nondeposit products and financial management services. The Finance Company commenced operations in November 1994 and makes and services small installment loans to individuals from its eleven offices throughout South Carolina.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 1999, and the results of operations and cash flows for the periods ended June 30, 1999 and 1998 have been included. The results for the three or six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     The consolidated financial statements are prepared in conformity with generally accepted accounting principals ("GAAP") which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, the estimates affect the reported income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10K.

NOTE  2  -  CASH  FLOW  INFORMATION:
          For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $8,764,000 and $19,176,000 at June 30, 1999 and 1998, respectively.

NOTE  3  -  PER  SHARE  INFORMATION:
     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three and the six months ended June 30, 1999 and 1998. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock distributions and the 1998 two-for-one stock split as of the earliest period presented. (Dollars, except per share data, in thousands).


                                            For the Three Months Ended June 30,
                                        1999        1999        1998        1998
                                     ----------  ----------  ----------  ----------
                                        BASIC      DILUTED      BASIC      DILUTED
                                      ---------  ----------  ----------  ----------
Net Income                           $      582  $      582  $      455  $      455
                                     ----------  ----------  ----------  ----------
Weighted average shares
 outstanding                          3,048,461   3,048,461   3,028,824   3,028,824
Effective of Dilutive Securities:
 Stock options and restricted stock       -         546,074       -         575,274
                                     ----------  ----------  ----------  ----------
                                      3,048,461   3,594,535   3,028,824   3,604,098
                                     ----------  ----------  ----------  ----------

Per share amount                     $     0.19  $     0.16  $     0.15  $     0.13
                                     ==========  ==========  ==========  ==========






                                             For the Six Months Ended June 30,
                                        1999        1999        1998        1998
                                     ----------  ----------  ----------  ----------
                                        BASIC      DILUTED      BASIC      DILUTED
                                      ---------  ----------  ----------  ----------
Net Income                           $    1,149  $    1,149  $      870  $      870
                                     ----------  ----------  ----------  ----------
Weighted average shares
 outstanding                          3,046,206   3,046,206   3,026,568   3,026,568
Effective of Dilutive Securities:
 Stock options and restricted stock       -         546,074        -        550,696
                                     ----------  ----------  ----------  ----------
                                      3,046,206   3,592,280   3,026,568   3,577,264
                                     ----------  ----------  ----------  ----------

Per-share amount                     $     0.38  $     0.32  $     0.29  $     0.24
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


                            For  the  quarter  ended  June  30, 1999  At and for the six months ended June 30, 1999
                             Bank      Finance    Corporate     Total      Bank     Finance    Corporate    Total
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Interest income            $  3,309   $    403         ($22)  $  3,690   $ 6,449   $    851         ($46)  $ 7,254
Interest expense             (1,575)       (67)          58     (1,584)   (3,086)      (135)         118    (3,103)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net interest income           1,734        336           36      2,106     3,363        716           72     4,151
Provision for loan losses      (100)       (29)           -       (129)     (140)       (70)           -      (210)
Other income                    324         78          (12)       390       641        166          (24)      783
Other expenses               (1,175)      (373)          (2)    (1,550)   (2,368)      (740)          (4)   (3,112)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Income before taxes             783         12           22        817     1,496         72           44     1,612
Income taxes                   (227)        (2)          (6)      (235)     (426)       (25)         (12)     (463)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net income                 $    556   $     10   $       16   $    582   $ 1,070   $     47   $       32   $ 1,149
                           =========  =========  ===========  =========  ========  =========  ===========  ========
Net loans                                                                $138,075   $  2,560     ($1,060)  $139,575
                                                                        =========  =========  ===========  ========
Total assets                                                             $179,419   $  3,376     ($1,090)  $181,705
                                                                        =========  =========  ===========  ========




                           For  the  quarter  ended  June  30, 1998   At and for the six months ended June 30, 1998
                             Bank      Finance    Corporate     Total      Bank     Finance    Corporate    Total
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Interest income            $  3,237   $    366         ($16)  $  3,587   $ 6,379   $    795         ($37)  $ 7,137
Interest expense             (1,713)       (70)          52     (1,731)   (3,381)      (144)         108    (3,417)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net interest income           1,524        296           36      1,856     2,998        651           71     3,720
Provision for loan losses       (30)       (21)           -        (51)      (60)       (41)           -      (101)
Other income                    328         68          (12)       384       638        151          (24)      765
Other expenses               (1,075)      (384)          (6)    (1,465)   (2,224)      (773)         (13)   (3,010)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Income before taxes             747        (41)          18        724     1,352        (12)          34     1,374
Income taxes                   (275)        11           (5)      (269)     (495)         2          (11)     (504)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net income                 $    472       ($30)  $       13   $    455   $   857       ($10)  $       23   $   870
                           =========  =========  ===========  =========  ========  =========  ===========  ========
Net loans                                                               $116,194   $  2,250       ($700)   $117,744
                                                                        =========  =========  ===========  ========
Total assets                                                            $167,516   $  3,246       ($750)   $170,012
                                                                        =========  =========  ===========  ========


                          SUMMIT FINANCIAL CORPORATION

                       PART  I.  FINANCIAL  INFORMATION

             ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
           OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS


     Summit Financial Corporation (the "Company") is a financial institution holding company headquartered in Greenville, South Carolina. The Company has a wholly-owned bank subsidiary, Summit National Bank (the "Bank") and a wholly-owned consumer finance company subsidiary, Freedom Finance, Inc. (the "Finance Company").

     During the quarter ended June 30, 1999, the Company's net income totaled $582,000 or $.16 per diluted share. This is compared to net income of $455,000 or $.13 per diluted share for the same quarterly period of 1998 or an increase of 23.1%. For the first six months of 1999 the Company reported net income of $1,149,000 or $.32 per diluted share, an improvement of approximately $278,000 (31.9%) from the net income for the first six months of 1998 of $870,000 or $.24 per diluted share.

     Total assets increased approximately $11.2 million or 6.6% from December 31, 1998 to June 30, 1999. Deposits increased approximately $13.3 million or 9.5% during the period. The increase in deposits funded gross loan growth of $10.9 million (8.4%), and the $1.8 million (455%) increase in federal funds sold during the same period.

RESULTS  OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED JUNE 30, 1999 AND 1998

GENERAL
     The Company reported consolidated net income for the quarter ended June 30, 1999 of $582,000, compared to net income of $455,000 for the quarter ended June 30, 1998, or an improvement of approximately $126,000 or 27.8%. The increase in consolidated earnings for the 1999 period is primarily attributable to the $250,000 or 13.5% increase in the Company's net interest income related to the higher level of earning assets in 1999 as compared to the prior year. Also contributing to the higher net interest income is the 8.5% reduction in the Company's interest expense resulting from the shift of the deposit mix to more floating rate, lower costing deposits. Net income was additionally increased by the reduction in the effective income tax rate due to a higher level of tax-free municipal securities. Offsetting these items is the increase in other operating expenses of approximately 5.8% and the higher provision for loan losses of $78,000 or 153%.

NET  INTEREST  INCOME
     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended June 30, 1999, the Company recorded consolidated net interest income of $2.1 million, a 13.5% increase from the net interest income of $1.9 million for the quarter ended June 30, 1998. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 5.4% and 4.2% respectively, combined with the 39 basis point increase in net interest margin for the Company.

     For the quarters ended June 30, 1999 and 1998, the Company's consolidated net interest margin was 5.23% and 4.84%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is related primarily to the lower average cost of liabilities in 1999 as higher priced certificates of deposit matured and were replaced with deposits of lower current market rates and floating rates.

INTEREST  INCOME
     For the quarter ended June 30, 1999, the Company's earning assets averaged $166.5 million and had an average yield of 9.04%. This compares to average earning assets of $157.9 million for the second quarter of 1998, yielding 9.24%. Thus, the 5.4% increase in volume of earning assets, offset by the 20 basis point reduction in average yield, accounts for the $103,000 (2.9%) increase in interest income between the second quarter of 1998 and 1999.

     Consolidated loans averaged approximately 83% of the Company's average earning assets for the second quarter of 1999 compared to 75% for the prior year. The majority of the Company's loans are tied to the prime rate (approximately 63% of the Bank's portfolio is at floating rates at June 30, 1999), which averaged 7.75% and 8.5% for the quarters ended June 30, 1999 and 1998 respectively. During the second quarter of 1999, consolidated loans averaged $137.8 million, yielding an average rate of 9.61%, compared to $118.4 million, yielding an average rate of 10.24% for the second quarter of 1998. The 63 basis point decrease in the average yield on loans is primarily related to the lower prime lending rate which decreased 75 basis point during the fourth quarter of 1998. The higher level of average loans (which increased 16.4%) offset the decrease in average rate and resulted in an increase in consolidated interest income on loans of $279,000 or 9.2%.

     Investment securities averaged $26.2 million or 16% of average earning assets and yielded 6.43% (tax equivalent basis) during the second quarter of 1999, compared to average securities of $27.5 million yielding 6.37% (tax equivalent basis) for the quarter ended June 30, 1998. The increase in average yield of the investment portfolio is related to the portfolio mix and the percentage of higher yielding tax-free municipal securities in the portfolio in 1999 as compared to the prior year. This increase partially offset the 4.8% reduction in average securities and resulted in the decrease of interest income on securities of $31,000.

INTEREST  EXPENSE
     The Company's interest expense for the quarter ended June 30, 1999 was $1.6 million. The decrease of 8.5% from the comparable quarter in 1998 of $1.7 million was directly related to the 64 basis point reduction in average rate on liabilities, offset by the 5% increase in volume. Interest-bearing liabilities averaged $138.6 million for the second quarter of 1999 with an average rate of 4.58%. This compares to average interest-bearing liabilities of $132.9 million with an average rate of 5.22% for the quarter ended June 30, 1998. The decrease in the average rate on liabilities is the result of maturities of certificates of deposit that were subsequently renewed at lower current market rates and the shift of deposits to a larger percentage of lower cost, floating rate deposits which were repriced immediately as the prime rate dropped in the fourth quarter of 1998. At June 30, 1999, money market deposits accounted for 38% of total deposits compared to 34% for the prior year.

PROVISION  FOR  LOAN  LOSSES
     The amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio. The level of this allowance is dependent upon growth in the loan portfolios; the total amount of past due loans; nonperforming loans; known loan deteriorations and/or concentrations of credit; trends in portfolio volume, maturity and composition; estimated collateral values; general economic conditions; and management's assessment of inherent losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans.

     While it is the Company's policy to provide for loan losses in the current period in which a loss is considered probable, there are additional risks of losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Management uses the best information available to make evaluations, however, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. The Company is also subject to regulatory examinations and determinations as to the adequacy of the allowance, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance in comparison to a group of peer companies identified by the regulatory agencies.

     Included in the net income for the quarter ended June 30, 1999 is a provision for loan losses of $129,000 compared to a provision of $51,000 for the second quarter of 1998. The higher net loan originations for the first six months of 1999, which totaled $10.1 million compared to $818,000 for 1998, led to the increase in the provision for loan losses in the current year.

     At June 30, 1999, the consolidated allowance for loan losses was $2.1 million or 1.45% of total loans net of unearned income. This compares to an allowance of $1.8 million or 1.50% of total loans net of unearned income at June 30, 1998. For the quarter ended June 30, 1999, the Company reported consolidated net charge-offs of $23,000 or 0.07% of average loans on an annualized basis. This is compared to consolidated net charge-offs of $3,000 or 0.01% (annualized) of average loans for the comparable quarter of 1998. There were no loans on nonaccrual status at either June 30, 1999 or 1998. Loans past due 90 days and greater totaled $328,000 or 0.23% of gross loans at June 30, 1999 and $81,000 or 0.07% of gross loans at June 30, 1998. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at June 30, 1999 represents management's estimate of probable losses inherent in the loan portfolio at that date.


OTHER  INCOME  AND  EXPENSES
     Other income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $390,000 for the quarter ended June 30, 1999 compared to $384,000 for the second quarter of June 30, 1998, or an increase of 1.5%. Reductions in the volume of activity generating insurance commission income was offset by increases in other income items related to gains on sales of available for sale investment securities and company vehicles.

     For the quarter ended June 30, 1999, total overhead expenses were $1.6 million which is an increase of $86,000 or 5.8% over the amount incurred for the quarter ended June 30, 1998 of $1.5 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $851,000 for the quarter ended June 30, 1999 as compared to $807,000 for the quarter ended June 30, 1998. The increase of $44,000 or 5.5% is a result of (1) normal annual raises; and (2) additional staff added at the new branch of the Bank in the fourth quarter of 1998. These increases were offset by (1) lower commission expense and associated payroll taxes related to the reduction in nondeposit product sales in the second quarter of 1999; and (2) fewer employees at the Finance Company related to a branch office which was closed in September 1998.

     The 31.0% ($34,000) increase in occupancy and the 20.6% ($27,000) increase in furniture, fixtures, and equipment ("FFE") between the second quarters of 1999 and 1998 is directly related to normal expenses, including rent, utilities, depreciation, and property taxes and insurance, associated with the new Bank branch facility which opened in the fourth quarter of 1998.

     Included in the line item "other expenses", which decreased $19,000 or 4.6% from the comparable quarter of 1998, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The decrease is primarily related to reductions in advertising, education, professional services, and travel which were incurred in 1998 at higher levels than experienced in the 1999 quarter.

INCOME  TAXES
     For the quarter ended June 30, 1999, the Company reported $235,000 in income tax expense, or an effective tax rate of 28.8%. This is compared to income tax expense of $269,000 for the same quarter of the prior year, or an effective tax rate of 37.2%. The reduction in the effective rate is primarily related to the higher level of tax-free municipal investments in 1999.


RESULTS  OF  OPERATIONS  -  COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND
1998

GENERAL
     The Company reported consolidated net income for the six months ended June 30, 1999 of $1,149,000, compared to net income of $870,000 for the six months ended June 30, 1998, or an improvement of approximately $278,000 or 31.9%. The increase in consolidated earnings for the 1999 period is primarily attributable to the $432,000 or 11.6% increase in the Company's net interest income related to the higher level of earning assets in 1999 as compared to the prior year. Also contributing to the higher net interest income is the 9.2% reduction in the Company's interest expense resulting from the shift of the deposit mix to more floating rate, lower costing deposits. Net income was additionally increased by the reduction in the effective income tax rate due to a higher level of tax-free municipal securities. Offsetting these items is the increase in other operating expenses of approximately 3.4% and the higher provision for loan losses of $109,000 or 108%.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the six months ended June 30, 1999, the Company recorded consolidated net interest income of $4.2 million, an 11.6% increase from the net interest income of $3.7 million for the six months ended June 30, 1998. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 4.2% and 3.2% respectively, combined with the 38 basis point increase in the net interest margin for the Company.

     For the six months ended June 30, 1999 and 1998, the Company's consolidated net interest margin was 5.32% and 4.94%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is related primarily to the lower average cost liabilities in 1999 as higher priced certificates of deposit matured and were replaced with deposits of lower current market rates and floating rates.

INTEREST  INCOME
     For the six months ended June 30, 1999, the Company's earning assets averaged $162.2 million and had an average yield of 9.18%. This compares to average earning assets of $155.8 million for the first six months of 1998, yielding approximately 9.36%. Thus, the 4.2% increase in volume of average earning assets, offset by the 19 basis point reduction in average yield, accounts for the $117,000 (1.7%) increase in interest income between 1998 and 1999.

     Consolidated loans averaged approximately 83% of the Company's average earning assets for the first six months of 1999 compared to 76% for the prior year. The majority of the Company's loans are tied to the prime rate (approximately 63% of the Bank's portfolio is at floating rates at June 30, 1999), which averaged 7.75% and 8.5% for the six months ended June 30, 1999 and 1998, respectively. During the first six months of 1999, consolidated loans averaged $133.9 million, yielding an average of 9.76%, compared to $118.0 million, yielding an average of 10.31% for the first six months of 1998. The 55 basis point decrease in the average yield on loans is primarily related to the lower prime lending rate which decreased 75 basis points during the fourth quarter of 1998. The higher level of average loans (which increased 13.5%) offset the decrease in average rate and resulted in an increase in consolidated interest income on loans of $451,000 or 7.5%.

     Investment securities averaged $26.4 million or 16% of average earning assets and yielded 6.43% (tax equivalent basis) during the first six months of 1999, compared to average securities of $27.8 million yielding 6.60% (tax equivalent basis) for the six months ended June 30, 1998. The decrease in the average yield of the investment portfolio is related to the portfolio mix and the timing of higher yielding securities maturing. This decrease, combined with the 5.2% reduction in average securities and resulted in the decrease of interest income on securities of $103,000.

INTEREST  EXPENSE
     The Company's interest expense for the six months ended June 30, 1999 was $3.1 million. The decrease of 9.2% from the comparable six months in 1998 of $3.4 million was directly related to the 63 basis point reduction in the average rate on liabilities, offset by the 3.2% increase in volume. Interest-bearing liabilities averaged $135.4 million for the first six months of 1999 with an average rate of 4.62%. This is compared to average interest-bearing liabilities of $131.2 million with an average rate of 5.25% for the six months ended June 30, 1998. The decrease in the average rate on liabilities is the result of maturities of certificates of deposit renewed at lower current market rates and the shift of deposits to a larger percentage of lower cost, floating rate deposits which were repriced immediately as the prime rate dropped in the fourth quarter of 1998. At June 30, 1999, money market deposits accounted for 38% of total deposits compared to 34% for the prior year.

PROVISION  FOR  LOAN  LOSSES
     As previously discussed under the quarterly analysis, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio.

     Included in the net income for the six months ended June 30, 1999 is a provision for loan losses of $210,000 compared to a provision of $101,000 for the first six months of 1998. The increase in the provision required is related to the higher net originations experienced by the Company during the first six months of 1999 as compared to the same period of 1998.

     At June 30, 1999, the consolidated allowance for loan losses was $2.1 million or 1.45% of total loans net of unearned income. This compares to an allowance of $1.8 million or 1.50% of total loans net of unearned income at June 30, 1998. For the six months ended June 30, 1999, the Company reported consolidated net recoveries of ($13,000) or 0.02% of average loans on an annualized basis. This is compared to consolidated net charge-offs of $40,000 or 0.07% (annualized) of average loans for the comparable period of 1998. There were no loans on nonaccrual status at either June 30, 1999 or 1998. Loans past due 90 days and greater totaled $328,000 or 0.23% of gross loans at June 30, 1999 and $81,000 or 0.07% of gross loans at June 30, 1998. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at June 30, 1999 represents management's estimate of probable losses inherent in the loan portfolio at that date.

OTHER  INCOME  AND  EXPENSES
     Other income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $783,000 for the six months ended June 30, 1999 compared to $765,000 for the first six months of 1998, or an increase of 2.3%. Reductions in the volume of activity generating insurance commission income was offset by increases in other income items related to gains on sales of available for sale investment securities and company vehicles.

     For the six months ended June 30, 1999, total overhead expenses were $3.1 million which is an increase of 3.4% over the amount incurred for the six months ended June 30, 1998 of $3.0 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $1.7 million for the six months ended June 30, 1999 as compared to $1.6 million for the six months ended June 30, 1998. The increase of $51,000 or 3.1% is a result of (1) normal annual raises; and (2) additional staff added at the new branch of the Bank in the fourth quarter of 1998. These increases were offset by (1) lower commission expense and associated payroll taxes related to the reduction in nondeposit product sales in the second quarter of 1999; and (2) fewer employees at the Finance Company related to a branch office which was closed in September 1998.

     The 30.4% ($67,000) increase in occupancy and the 13.5% ($37,000) increase in furniture, fixtures, and equipment ("FFE") between the first six months of 1999 and 1998 is directly related to normal expenses, including rent, utilities, depreciation, and property taxes and insurance, associated with the new Bank branch facility which opened in the fourth quarter of 1998.

     Included in the line item "other expenses", which decreased $52,000 or 5.9% from the comparable period of 1998, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The decrease is primarily related to reductions in advertising, education, professional services, and travel which were incurred in 1998 at higher levels than experienced in 1999.

INCOME  TAXES
     For the six months ended June 30, 1999, the Company reported $463,000 in income tax expense, or an effective tax rate of 28.7%. This is compared to income tax expense of $504,000 for the same period of the prior year, or an effective tax rate of 36.7%. The reduction in the effective rate is primarily related to the higher level of tax-free municipal investments in 1999.


LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets (those which can easily be converted into cash) and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. The Company's primary liquid assets at June 30, 1999 and 1998, accounted for approximately 12% and 20%, respectively, of average assets. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include borrowing on a short-term basis from the Federal Home Loan Bank and Federal Reserve System, purchasing federal funds from other financial institutions, and increasing deposits by raising rates paid.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $1.6 million in available liquidity remaining from its initial public offering and the retention of earnings. All of this liquidity was advanced to the Finance Company to fund its operations as of June 30, 1999. In addition, Summit Financial has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at June 30, 1999. Additional sources of liquidity for Summit Financial include unsecured borrowings from individuals, management fees and debt service which are paid by its subsidiaries.

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

CAPITAL  RESOURCES
     Total equity at June 30, 1999 was $16.4 million or 9.0% of total assets. This is compared to $14.4 million or 8.5% of total assets at June 30, 1998. The $2.0 million increase in total shareholders' equity resulted from the retention of earnings and stock issued pursuant to the Company's incentive stock option plan.

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

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital as set forth in the table following. Management believes, as of June 30, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At June 30, 1999 and 1998, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at June 30, 1999 as well as the minimum calculated amounts for each regulatory defined category.



                              RISK-BASED CAPITAL CALCULATION

                                                        FOR CAPITAL      TO BE CATEGORIZED
                                            ACTUAL    ADEQUACY PURPOSES  "WELL-CAPITALIZED"

                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                        -------  ------  -------  ------  -------  ------
AS OF JUNE 30, 1999
THE COMPANY
Total capital to risk-weighted assets   $18,253  12.18%  $11,989   8.00%       N.A.
Tier 1 capital to risk-weighted assets  $16,380  10.93%  $ 5,994   4.00%       N.A.
Tier 1 capital to average assets        $16,380   9.50%  $ 6,898   4.00%       N.A.
THE BANK
Total capital to risk-weighted assets   $16,590  11.26%  $11,790   8.00%  $14,737  10.00%
Tier 1 capital to risk-weighted assets  $14,773  10.02%  $ 5,895   4.00%  $ 8,842   6.00%
Tier 1 capital to average assets        $14,773   8.68%  $ 6,808   4.00%  $ 8,510   5.00%

AS OF JUNE 30, 1998
THE COMPANY
Total capital to risk-weighted assets   $15,578  12.07%  $10,323   8.00%       N.A.
Tier 1 capital to risk-weighted assets  $13,965  10.82%  $ 5,161   4.00%       N.A.
Tier 1 capital to average assets        $13,965   8.53%  $ 6,549   4.00%       N.A.
THE BANK
Total capital to risk-weighted assets   $14,230  11.26%  $10,112   8.00%  $12,640  10.00%
Tier 1 capital to risk-weighted assets  $12,650  10.01%  $ 5,056   4.00%  $ 7,584   6.00%
Tier 1 capital to average assets        $12,650   7.72%  $ 6,556   4.00%  $ 8,195   5.00%


EFFECT  OF  INFLATION  AND  CHANGING  PRICES
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation.

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Approximately 41% of the Company's liabilities at June 30, 1999 had fixed terms that can be repriced only at maturity. During periods of declining interest rates, as experienced in the latter half of 1998, the Company's assets reprice faster than the supporting liabilities. This may cause a decrease in the net interest margin until the fixed rate deposits mature and are repriced at lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company's current balance sheet structure, the opposite effect (that is, an increase in net interest income) is realized in a rising rate environment. The degree of interest rate sensitivity of the Company's assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.


ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS
     In  June  1998,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 changes the previous accounting definition of a derivative and discusses the appropriateness of hedge accounting for various forms of hedging activities. Under this standard, all derivatives are measured at fair value and recognized in the statement of financial position as assets or liabilities. This standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption permitted, as amended by SFAS 137. Because the Company has no derivative activity at this time, management does not expect that this standard will have a significant effect on the Company.


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

     The Company has completed the assessment phase of the project in which all critical applications are identified and programming issues determined. In conjunction with this phase, the Company inventoried all of its hardware, software, and environmental or other non-computerized systems. Each inventory item (equipment, application, or service provider system) has been prioritized and evaluated as to its Y2K compliance. Currently, all systems identified as "mission critical" have been certified as Y2K compliant by the vendors providing the software applications or hardware. The Company has successfully completed its testing phase for both the mission critical applications as well as other inventoried items. The Company has also completed both its remediation and business resumption contingency plans and is in the validation phase for the resumption plan. In the business resumption contingency plan, all possible scenarios have attempted to be addressed, including the resources and procedures necessary to manually process transactions in the event the core systems do not function on January 1, 2000. While the Company believes that it has available resources to assure Y2K compliance, it is to some extent dependent on vendor cooperation. Accordingly, management is in constant contact with its various vendors and is monitoring their Y2K efforts on an on-going basis.

     In addition to the internal processing risks associated with the Year 2000 issue, the Company has made every attempt to address external risks, primarily credit and liquidity, associated with our major customers and their Year 2000 remediation efforts. The way that these material customers approach and comply with Y2K readiness will have a potentially significant impact on the Company. In an effort to identify and manage the risks posed by those customers, the Company has (1) identified material customers; (2) evaluated their Year 2000 preparedness through questionnaires and interviews; (3) assessed their Year 2000 risk to the Company; and (4) implemented appropriate controls to manage and mitigate their Year 2000 related risk to the Company. The controls implemented may include ongoing monitoring of a customer's Y2K remediation efforts, review and adjustment of credit maturities, obtaining additional collateral, or including specific Year 2000 language in loan agreements, as appropriate. Management is also addressing all new relationships for Y2K risk. Currently, there are no significant customers which are rated as a "high" Year 2000 risk and which the Company believes a risk of loss is present. Other components of the Company's Year 2000 Customer Awareness Program include questionnaires for major customers, hosting seminars for customers, employee training seminars, distributing the Company's "Year 2000 Position Statement" which contains the initiatives and status of the Company's Y2K efforts, and informative mailers and brochures describing the Year 2000 challenges in general as well as specific information related to the Company.

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

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At June 30, 1999, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position at the date of $26.8 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that approximately 63% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     The Company's asset sensitive position means that assets reprice faster than the liabilities, resulting in increases in the net interest income during periods of rising rates and decreases in net interest income when market rates decline. In the fourth quarter of 1998, interest rates dropped, leading to declines in the average yield on assets for the first six months of 1999 as compared to 1998. However, the Company was able to increase the net interest margin between the two periods due to the reduction in the overall cost of funds based primarily on (1) the higher percentage of floating rate deposits in 1999 as compared to 1998 which allowed the Company to respond to the prime rate drops; and (2) the maturities of higher priced certificates of deposit throughout 1998 which were replaced with CDs at lower current rates during the year.



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

     As of June 30, 1999, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1998. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

                          SUMMIT FINANCIAL CORPORATION

                         PART  II.  OTHER  INFORMATION



Item  1.     Legal  Proceedings.

The Corporation and its subsidiaries from time to time may be involved as plaintiff or defendant in various legal actions incident to its business. There are no material actions currently pending.

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

SUMMIT  FINANCIAL  CORPORATION


Dated:  August  10,  1999

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President
and  Chief  Executive  Officer


Dated:  August  10,  1999

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President
and  Chief  Financial  Officer