Form 10-Q
period 1999-09-30
SUMMIT FINANCIAL CORP
filed 1999-11-05
CIK 856223

FORM  10-Q

           SECURITIES  AND  EXCHANGE  COMMISSION
                 Washington,  D.C.  20549

     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     For  The  Quarterly  Period  Ended  September  30,  1999

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

As of October 20, 1999, 3,055,704 shares of $1.00 par value common stock were outstanding.


                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)



                                                     September 30,    December 31,
                                                         1999             1998
                                                    ---------------  --------------
                                                       (Unaudited)
ASSETS
Cash and due from banks                             $        4,774   $       5,377
Interest-bearing bank balances                               3,434             623
Federal funds sold                                           3,030             400
Investments available for sale                              24,961          27,102
Loans, net of unearned income and net of
 allowance for loan losses of $2,065 and $1,827            142,187         128,842
Premises and equipment, net                                  2,984           3,101
Accrued interest receivable                                  1,170           1,132
Other assets                                                 4,271           3,908
                                                    ---------------  --------------
                                                    $      186,811   $     170,485
                                                    ===============  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand                         $       15,747   $      20,877
 Interest-bearing demand                                    10,499           8,541
 Savings and money market                                   63,412          50,047
 Time deposits, $100,000 and over                           19,838          17,801
 Other time deposits                                        48,636          42,977
                                                    ---------------  --------------
                                                           158,132         140,243
Federal funds purchased and repurchase agreements                -           3,566
Other short-term borrowings                                    500             820
FHLB advances                                                9,000           8,000
Accrued interest payable                                       954           1,052
Other liabilities                                            1,359           1,130
                                                    ---------------  --------------
                                                           169,945         154,811
                                                    ---------------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000
  shares authorized; issued and
  outstanding 3,055,704 and 3,038,706 shares                 3,056           3,039
 Additional paid-in capital                                 12,779          12,726
 Retained earnings                                           1,766               -
 Accumulated other comprehensive (loss)
  income, net of tax                                          (407)            313
 Nonvested resticted stock                                    (328)           (404)
                                                    ---------------  --------------
     Total shareholders' equity                             16,866          15,674
                                                    ---------------  --------------
                                                    $      186,811   $     170,485
                                                    ===============  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                           SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                           (Dollars, except per share data, in Thousands)
                                           (Unaudited)

                                             For the Three Months Ended   For the Nine Months Ended
                                                    September 30,               September 30,
                                                  1999         1998         1999         1998
                                               -----------  -----------  -----------  -----------
Interest Income:
 Loans                                         $    3,531   $    3,102   $   10,014   $    9,134
 Taxable investment securities                        231          270          700          906
 Nontaxable investment securities                     124          108          370          289
 Federal funds sold                                    54          161           66          351
 Other                                                 51           50           96          148
                                               -----------  -----------  -----------  -----------
                                                    3,991        3,691       11,246       10,828
                                               -----------  -----------  -----------  -----------
Interest Expense:
 Deposits                                           1,607        1,632        4,432        4,906
 Other                                                130          115          409          259
                                               -----------  -----------  -----------  -----------
                                                    1,737        1,747        4,841        5,165
                                               -----------  -----------  -----------  -----------
     Net interest income                            2,254        1,944        6,405        5,663
Provision for loan losses                            (108)         (40)        (318)        (141)
                                               -----------  -----------  -----------  -----------
     Net interest income after
      provision for loan losses                     2,146        1,904        6,087        5,522
                                               -----------  -----------  -----------  -----------
Noninterest Income:
 Service charges and fees on deposit accounts          52           62          158          160
 Credit card service fees and income                   84           70          243          223
 Gain on sale of securities                             -            -           22            1
 Insurance commission fee income                       64           58          186          239
 Other income                                         169          149          544          483
                                               -----------  -----------  -----------  -----------
                                                      369          339        1,153        1,106
                                               -----------  -----------  -----------  -----------
Noninterest Expenses:
 Salaries, wages and benefits                         879          773        2,573        2,417
 Occupancy                                            150          119          437          339
 Furniture and equipment                              176          140          487          414
 Other expenses                                       456          427        1,277        1,299
                                               -----------  -----------  -----------  -----------
                                                    1,661        1,459        4,774        4,469
                                               -----------  -----------  -----------  -----------
Income before income taxes                            854          784        2,466        2,159
Income taxes                                         (237)        (284)        (700)        (789)
                                               -----------  -----------  -----------  -----------
Net income                                     $      617   $      500   $    1,766   $    1,370
                                               ===========  ===========  ===========  ===========

Net income per common share:
   Basic                                       $      .20   $      .16   $      .58   $      .45
   Diluted                                     $      .17   $      .14   $      .50   $      .38
Average common shares outstanding:
   Basic                                        3,051,000    3,032,000    3,048,000    3,029,000
   Diluted                                      3,545,000    3,607,000    3,563,000    3,587,000


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                                                                         Accumulated
                                                                                            other
                                                               Additional               comprehensive    Nonvested
                                                  Common        paid-in       Retained      (loss)       restricted
                                                  stock         capital       earnings    income, net      stock
                                               ------------  --------------  ----------  -------------  -----------
Balance at December 31, 1997                   $      3,022  $       10,762           -  $         90        ($505)
Net income for the nine months
 ended September 30, 1998                                 -               -       1,370             -            -
Other comprehensive income:
Unrealized holding gains on securities
  arising during the period, net of
  tax of $105                                             -               -           -           208            -

Comprehensive income                                      -               -           -             -            -

Employee stock options exercised                         11              41           -             -            -
Amortization of deferred
 compensation on restricted stock                         -               -           -             -           76
                                               ------------  --------------  ----------  -------------  -----------
Balance at September 30, 1998                  $      3,033  $       10,803  $    1,370  $        298        ($429)
                                               ============  ==============  ==========  =============  ===========


Balance at December 31, 1998                   $      3,039  $       12,726           -  $        313        ($404)
Net income for the nine months
 ended September 30, 1999                                 -               -       1,766             -            -
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding losses arising during
  the period, net of tax of ($441)                        -               -           -          (704)           -
 Less: reclassification adjustment for gains
  included in net income, net of tax of $6                -               -           -           (16)           -
                                                                                         -------------
 Other comprehensive loss                                 -               -           -          (720)           -
                                                                                         -------------
Comprehensive income                                      -               -           -             -            -

Employee stock options exercised                         17              53           -             -            -
Amortization of deferred
 compensation on restricted stock                         -               -           -             -           76
                                               ------------  --------------  ----------  -------------  -----------
Balance at September 30, 1999                  $      3,056  $       12,779  $    1,766         ($407)       ($328)
                                               ============  ==============  ==========  =============  ===========




                                                    Total
                                                shareholders'
                                                   equity
                                               ---------------
Balance at December 31, 1997                   $       13,369
Net income for the nine months
 ended September 30, 1998                               1,370
Other comprehensive income:
Unrealized holding gains on securities
  arising during the period, net of
  tax of $105                                             208
                                               ---------------
Comprehensive income                                    1,578
                                               ---------------
Employee stock options exercised                           52
Amortization of deferred
 compensation on restricted stock                          76
                                               ---------------
Balance at September 30, 1998                  $       15,075
                                               ===============


Balance at December 31, 1998                   $       15,674
Net income for the nine months
 ended September 30, 1999                               1,766
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding losses arising during
  the period, net of tax of ($441)                          -
 Less: reclassification adjustment for gains
  included in net income, net of tax of $6                  -

 Other comprehensive loss                                (720)
                                               ---------------
Comprehensive income                                    1,046
                                               ---------------
Employee stock options exercised                           70
Amortization of deferred
 compensation on restricted stock                          76
                                               ---------------
Balance at September 30, 1999                  $       16,866
                                               ===============


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                    (Unaudited)

                                                      For  the  Nine  Months  Ended
                                                                  September 30,
                                                                  -------------
                                                                 1999       1998
                                                               ---------  --------
Cash flows from operating activities:
 Net income                                                    $  1,766   $ 1,370
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses                                       318       141
    Depreciation and amortization                                   387       325
    Gain on sale of equipment and vehicles                          (26)        -
    Gain on sale securities available for sale                      (22)       (1)
    Net amortization of net premium on investments                   62        26
    Amortization of deferred compensation on restricted stock        76        76
    (Increase) decrease in other assets                            (255)      143
    Increase (decrease) in other liabilities                        572      (107)
                                                               ---------  --------
Net cash provided by operating activities                         2,878     1,973
                                                               ---------  --------

Cash flows from investing activities:
  Purchases of securities available for sale                     (3,889)   (9,524)
  Proceeds from maturities of securities available for sale       3,808     8,817
  Proceeds from sales of securities available for sale            1,021       951
  Purchases of investments in FHLB and other stock                 (146)      (84)
  Purchases of company-owned life insurance                           -    (1,725)
  Net increase in loans                                         (13,662)   (2,644)
  Purchases of premises and equipment                              (294)     (801)
  Proceeds from sale of equipment and vehicles                       49         -
                                                               ---------  --------
Net cash used in investing activities                           (13,113)   (5,010)
                                                               ---------  --------

Cash flows from financing activities:
  Net increase in deposit accounts                               17,889     1,688
  Net decrease in federal funds purchased                        (3,566)       33
  Repayment of other short-term borrowings                         (320)        -
  Proceeds from FHLB advances                                    10,550     6,500
  Repayments of FHLB advances                                    (9,550)   (2,500)
  Proceeds from employee stock options exercised                     70        52
                                                               ---------  --------
Net cash provided by financing activities                        15,073     5,773
                                                               ---------  --------
Net increase in cash and cash equivalents                         4,838     2,736
Cash and cash equivalents, beginning of period                    6,400     9,361
                                                               ---------  --------
Cash and cash equivalents, end of period                       $ 11,238   $12,097
                                                               =========  ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                       $  4,938   $ 5,497
Cash paid during the period for income taxes                   $    800   $   595
Change in fair market value of investment securities
 available for sale, net of income taxes                          ($720)  $   208


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                          SUMMIT FINANCIAL CORPORATION
     CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               SEPTEMBER 30, 1999

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

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 1999, and the results of operations and cash flows for the periods ended September 30, 1999 and 1998 have been included. The results for the three or nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE  2  -  CASH  FLOW  INFORMATION:
          For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $11,238,000 and $12,097,000 at September 30, 1999 and 1998, respectively.

NOTE  3  -  PER  SHARE  INFORMATION:
     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three and the nine months ended September 30, 1999 and 1998. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock distributions and the 1998 two-for-one stock split as of the earliest period presented. (Dollars, except per share data, in thousands).


                                         For the Three Months Ended September 30,
                                        1999        1999        1998        1998
                                     ----------  ----------  ----------  ----------
                                        BASIC       DILUTED      BASIC      DILUTED
                                      ----------  ----------  ----------  ----------
Net Income                           $      617  $      617  $      500  $      500
                                     ----------  ----------  ----------  ----------
Weighted average shares
 outstanding                          3,051,590   3,051,590   3,032,333   3,032,333
Effective of Dilutive Securities:
 Stock options and restricted stock           -     493,009           -     574,106
                                     ----------  ----------  ----------  ----------
                                      3,051,590   3,544,599   3,032,333   3,606,439
                                     ----------  ----------  ----------  ----------
Per-share amount                     $     0.20  $     0.17  $     0.16  $     0.14
                                     ==========  ==========  ==========  ==========



                                          For the Nine Months Ended September 30,
                                        1999        1999        1998        1998
                                     ----------  ----------  ----------  ----------
                                        BASIC      DILUTED      BASIC      DILUTED
                                      ---------  ----------  ----------  ----------
Net Income                           $    1,766  $    1,766  $    1,370  $    1,370
                                     ----------  ----------  ----------  ----------
Weighted average shares
 outstanding                          3,048,020   3,048,020   3,028,510   3,028,510
Effective of Dilutive Securities:
 Stock options and restricted stock           -     515,128           -     558,009
                                     ----------  ----------  ----------  ----------
                                      3,048,020   3,563,148   3,028,510   3,586,519
                                     ----------  ----------  ----------  ----------
Per-share amount                     $     0.58  $     0.50  $     0.45  $     0.38
                                     ==========  ==========  ==========  ==========

NOTE  4  -  SEGMENT  INFORMATION:
     The Company reports information about its operating segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Summit Financial Corporation is the parent holding company for Summit National Bank ("Bank"), a nationally chartered bank, and Freedom Finance, Inc. ("Finance"), a consumer finance company. The Company considers the Bank and the Finance Company separate business segments which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.

     Financial performance for each segment is detailed in the following tables. Included in the "Corporate" column are amounts for general corporate activities and eliminations of intersegment transactions.


                                   For  the  quarter  ended                 At and for the nine months ended
                                       September 30, 1999                            September 30,  1999
                             Bank      Finance    Corporate     TOTAL      Bank     Finance    Corporate    TOTAL
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Interest income            $  3,598   $    420         ($27)  $  3,991   $10,047   $  1,271         ($72)  $11,246
Interest expense             (1,729)       (73)          65     (1,737)   (4,815)      (208)         182    (4,841)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net interest income           1,869        347           38      2,254     5,232      1,063          110     6,405
Provision for loan losses       (60)       (48)           -       (108)     (200)      (118)           -      (318)
Other income                    296         85          (12)       369       938        251          (36)    1,153
Other expenses               (1,273)      (386)          (2)    (1,661)   (3,641)    (1,126)          (7)   (4,774)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Income before taxes             832         (2)          24        854     2,329         70           67     2,466
Income taxes                   (234)         7          (10)      (237)     (660)       (18)         (22)     (700)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net income                 $    598   $      5   $       14   $    617   $ 1,669   $     52   $       45   $ 1,766
                           =========  =========  ===========  =========  ========  =========  ===========  ========
Net loans                                                              $140,710   $  2,761      ($1,284)  $142,187
                                                                       =========  =========  ===========  =========
Total assets                                                           $184,545   $  3,593      ($1,327)  $186,811
                                                                       =========  =========  ===========  =========



                                     For  the  quarter  ended                At and for the nine months ended
                                       September 30,  1998                          September 30, 1998
                             Bank      Finance    Corporate     TOTAL      Bank     Finance    Corporate    TOTAL
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Interest income            $  3,335   $    373         ($17)  $  3,691   $ 9,714   $  1,168         ($54)  $10,828
Interest expense             (1,729)       (72)          54     (1,747)   (5,109)      (216)         160    (5,165)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net interest income           1,606        301           37      1,944     4,605        952          106     5,663
Provision for loan losses       (10)       (30)           -        (40)      (70)       (71)           -      (141)
Other income                    281         70          (12)       339       920        222          (36)    1,106
Other expenses               (1,075)      (382)          (2)    (1,459)   (3,299)    (1,156)         (14)   (4,469)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Income before taxes             802        (41)          23        784     2,156        (53)          56     2,159
Income taxes                   (291)        13           (6)      (284)     (787)        15          (17)     (789)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net income                 $    511       ($28)  $       17   $    500   $ 1,369       ($38)  $       39   $ 1,370
                           =========  =========  ===========  =========  ========  =========  ===========  ========
Net loans                                                              $118,010   $  2,295        ($775)  $119,530
                                                                       =========  =========  ===========  =========
Total assets                                                           $165,273   $  3,289        ($860)  $167,702
                                                                       =========  =========  ===========  =========

                          SUMMIT FINANCIAL CORPORATION

                        PART  I.  FINANCIAL  INFORMATION

              ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
            OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the "Company") on Form 10K for the year ended December 31, 1998. Results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of results to be attained for any other period.

FORWARD-LOOKING  STATEMENTS
     Statements included in this report which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, plans, objectives, future economic performance, revenues, working capital, liquidity, capital needs, interest costs, income or loss, income or loss per share, dividends and other financial items are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

     The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: projections regarding the estimated annualized financial impact from the sale of the credit cards; risks from changes in economic, monetary policy and industry conditions; changes in interest rates; inflation; risks inherent in making loans including repayment risks and value of collateral; fluctuations in consumer spending; the demand for the Company's products and services; dependence on senior management; technological changes; ability to increase market share and control expenses; acquisitions; changes in accounting policies and practices; costs and effects of litigation; recently enacted or proposed legislation; and year 2000 readiness.

     Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

OVERVIEW
     Summit Financial Corporation is a financial institution holding company headquartered in Greenville, South Carolina. The Company has a wholly-owned bank subsidiary, Summit National Bank (the "Bank") and a wholly-owned consumer finance company subsidiary, Freedom Finance, Inc. (the "Finance Company").

     During the quarter ended September 30, 1999, the Company's net income totaled $617,000 or $.17 per diluted share. This is compared to net income of $500,000 or $.14 per diluted share for the same quarterly period of 1998 or an increase of 23.5%. For the first nine months of 1999 the Company reported net income of $1,766,000 or $.50 per diluted share, an improvement of approximately $396,000 (28.9%) from the net income for the first nine months of 1998 of $1,370,000 or $.38 per diluted share.

BALANCE  SHEET  ACTIVITY
     Total assets increased $16.3 million or 9.6% from December 31, 1998 to September 30, 1999. Deposits increased approximately $17.9 million or 12.8% during the period. A majority of the increase in deposits was in the money market account category which accounted for $13.4 million of the increase. The increase in deposits funded gross loan growth of $13.6 million (10.4%), the $2.8 million (451%) increase in interest-bearing deposits, and the $2.6 million (657%) increase in federal funds sold during the same period.

ALLOWANCE  FOR  LOAN  LOSSES
     The amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio. The level of this allowance is dependent upon growth in the loan portfolios; the total amount of past due loans; nonperforming loans; known loan deteriorations and/or concentrations of credit; trends in portfolio volume, maturity and composition; estimated collateral values; general economic conditions; and management's assessment of inherent losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans.

     At September 30, 1999, the consolidated allowance for loan losses was $2.1 million or 1.43% of total loans net of unearned income. This compares to an allowance of $1.8 million or 1.47% of total loans net of unearned income at September 30, 1998. For the quarter ended September 30, 1999, the Company reported consolidated net charge-offs of $93,000 or 0.07% of average loans on an annualized basis. This is compared to consolidated net charge-offs of $52,000 or 0.17% (annualized) of average loans for the comparable quarter of 1998. There were no loans on nonaccrual status at either September 30, 1999 or 1998.
Loans past due 90 days and greater totaled $267,000 or 0.18% of gross loans at September 30, 1999 and $365,000 or 0.30% of gross loans at September 30, 1998. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at September
30, 1999 represents management's estimate of probable losses inherent in the loan portfolio at that date.

EARNINGS  REVIEW  FOR  THE  QUARTERS  ENDED  SEPTEMBER  30,  1999  AND  1998

GENERAL
     The Company reported consolidated net income for the quarter ended September 30, 1999 of $617,000, compared to net income of $500,000 for the quarter ended September 30, 1998, or an improvement of approximately $117,000 or 23.5%. The increase in consolidated earnings for the 1999 period is primarily attributable to the $310,000 or 15.9% increase in the Company's net interest income related to the higher level of average earning assets which increased 8.9% in 1999 as compared to the prior year. Also contributing to the higher net interest income is the reduction in the Company's average cost of liabilities which more than offset the higher level of interest-bearing liabilities and resulted in lower interest expense. Also contributing to the higher net income was the 8.7% increase in other income and the reduction in the effective income tax rate due to a higher level of tax-free municipal securities. Offsetting these items is the increase in other operating expenses of approximately 13.8% and the higher provision for loan losses of $68,000 or 170%.

NET  INTEREST  INCOME
     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended September 30, 1999, the Company recorded consolidated net interest income of $2.3 million, a 15.9% increase from the net interest income of $1.9 million for the quarter ended September 30, 1998. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 8.9% and 10.7% respectively, combined with the 31 basis point increase in net interest margin for the Company.

     For the quarters ended September 30, 1999 and 1998, the Company's consolidated net interest margin was 5.23% and 4.92%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is related primarily to the lower average cost of liabilities in 1999 as higher priced certificates of deposit matured and were replaced with deposits of lower current market rates. Also contributing to the lower cost of funds is the shift of the deposit portfolio to a higher percentage of floating rate money market accounts which averaged 38.5% of total deposits for the third quarter of 1999.

INTEREST  INCOME
     For the quarter ended September 30, 1999, the Company's earning assets averaged $175.8 million and had an average yield of 9.15%. This compares to average earning assets of $161.4 million for the third quarter of 1998, yielding 9.21%. Thus, the 8.9% increase in volume of earning assets, offset somewhat by the 6 basis point reduction in average yield, accounts for the $300,000 (8.1%) increase in interest income between the third quarter of 1998 and 1999.

     Consolidated loans averaged approximately 81% of the Company's average earning assets for the third quarter of 1999 compared to 74% for the prior year. The majority of the Company's loans are tied to the prime rate (approximately 64% of the Bank's portfolio is at floating rates at September 30, 1999), which averaged 8.10% and 8.50% for the quarters ended September 30, 1999 and 1998 respectively. During the third quarter of 1999, consolidated loans averaged $142.6 million, yielding an average rate of 9.82%, compared to $119.9 million, yielding an average rate of 10.26% for the third quarter of 1998. The 44 basis point decrease in the average yield on loans is primarily related to the lower prime lending rate which decreased 40 basis points between the third quarter of 1998 and 1999. The higher level of average loans (which increased 18.9%) offset the decrease in average rate and resulted in an increase in consolidated interest income on loans of $429,000 or 13.8%.

     Investment securities averaged $25.3 million or 14.4% of average earning assets and yielded 6.56% (tax equivalent basis) during the third quarter of 1999, compared to average securities of $26.8 million yielding 6.42% (tax equivalent basis) for the quarter ended September 30, 1998. The increase in average yield of the investment portfolio is related to the portfolio mix and the percentage of higher yielding tax-free municipal securities in the portfolio in 1999 as compared to the prior year. This increase partially offset the 5.5% reduction in average securities and resulted in the decrease of interest income on securities of $23,000.

INTEREST  EXPENSE
     The Company's interest expense for both the quarters ended September 30, 1999 and 1998 was $1.7 million. The 52 basis point reduction in average rate on liabilities was offset by the 10.7% increase in volume of interest-bearing liabilities resulting in a $10,000 reduction in interest expense. Interest-bearing liabilities averaged $149.2 million for the third quarter of 1999 with an average rate of 4.62%. This compares to average interest-bearing liabilities of $134.8 million with an average rate of 5.14% for the quarter ended September 30, 1998. The decrease in the average rate on liabilities is the result of maturities of certificates of deposit that were subsequently renewed at lower current market rates and the shift of deposits to a larger percentage of lower cost, floating rate deposits which were repriced immediately as the prime rate dropped in the fourth quarter of 1998. At September 30, 1999, money market deposits accounted for 40% of total deposits compared to 34% for the prior year.

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

     Included in the net income for the quarter ended September 30, 1999 is a provision for loan losses of $108,000 compared to a provision of $40,000 for the third quarter of 1998. The higher net loan originations for the third quarter of 1999 as compared to the same period of 1998, led to the increase in the provision for loan losses in the current year.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $369,000 for the quarter ended September 30, 1999 compared to $340,000 for the third quarter of September 30, 1998, or an increase of 8.7%. The increase was related to the higher level of activity and transactions of the Bank generating other income in the normal course of business.

     For the quarter ended September 30, 1999, total noninterest overhead expenses were $1.7 million which is an increase of $202,000 or 13.8% over the amount incurred for the quarter ended September 30, 1998 of $1.5 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $879,000 for the quarter ended September 30, 1999 as compared to $773,000 for the quarter ended September 30, 1998. The increase of $106,000 or 13.7% is a result of normal annual raises, and additional staff added at the new branch of the Bank in the fourth quarter of 1998.

     The 25.9% ($31,000) increase in occupancy and the 25.8% ($36,000) increase in furniture, fixtures, and equipment ("FFE") between the third quarters of 1999 and 1998 was directly related to normal expenses, including rent, utilities, depreciation, property taxes, maintenance and insurance, associated with the new Bank branch facility which opened in the fourth quarter of 1998.

     Included in the line item "other expenses", which increased $29,000 or 6.9% from the comparable quarter of 1998, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The increase was related to the higher level of activity in the normal course of business for the Bank.

INCOME  TAXES
     For the quarter ended September 30, 1999, the Company reported $237,000 in income tax expense, or an effective tax rate of 27.8%. This is compared to income tax expense of $285,000 for the same quarter of the prior year, or an effective tax rate of 36.3%. The reduction in the effective rate is primarily related to the higher level of tax-free municipal investments in 1999.


EARNINGS  REVIEW  FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  1999  AND  1998

GENERAL
     The Company reported consolidated net income for the nine months ended September 30, 1999 of $1,766,000, compared to net income of $1,370,000 for the nine months ended September 30, 1998, or an improvement of approximately $396,000 or 28.9%. The increase in consolidated earnings for the 1999 period is primarily attributable to the $742,000 or 13.1% increase in the Company's net interest income related to the higher level of average earning assets which increased 5.9% in 1999 as compared to the prior year. Also contributing to the higher net interest income is the reduction in the Company's average cost of liabilities which more than offset the higher level of interest-bearing liabilities and resulted in a 6.3% reduction in interest expense. Also contributing to the higher net income was the 4.3% increase in other income and the reduction in the effective income tax rate due to a higher level of tax-free municipal securities. Offsetting these items is the increase in other operating expenses of approximately 6.8% and the higher provision for loan losses of $177,000 or 126%.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the nine months ended September 30, 1999, the Company recorded consolidated net interest income of $6.4 million, a 13.1% increase from the net interest income of $5.7 million for the nine months ended September 30, 1998. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 5.9% and 5.8% respectively, combined with the 36 basis point increase in the net interest margin for the Company.

     For the nine months ended September 30, 1999 and 1998, the Company's consolidated net interest margin was 5.29% and 4.93%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is related primarily to the lower average cost liabilities in 1999 as higher priced certificates of deposit matured and were replaced with deposits of lower current market rates. Also contributing to the lower cost of funds is the shift of the deposit portfolio to a higher percentage of floating rate money market accounts which averaged 38.4% of total deposits for the first nine months of 1999.

INTEREST  INCOME
     For the nine months ended September 30, 1999, the Company's earning assets averaged $166.8 million and had an average yield of 9.17%. This compares to average earning assets of $157.6 million for the first nine months of 1998, yielding approximately 9.31%. Thus, the 5.9% increase in volume of average earning assets, offset by the 14 basis point reduction in average yield, accounts for the $418,000 (3.9%) increase in interest income between 1998 and 1999.

     Consolidated loans averaged approximately 82% of the Company's average earning assets for the first nine months of 1999 compared to 75% for the prior year. The majority of the Company's loans are tied to the prime rate (approximately 64% of the Bank's portfolio is at floating rates at September 30, 1999), which averaged 7.87% and 8.50% for the nine months ended September 30, 1999 and 1998, respectively. During the first nine months of 1999, consolidated loans averaged $136.9 million, yielding an average of 9.78%, compared to $118.6 million, yielding an average of 10.30% for the first nine months of 1998. The 52 basis point decrease in the average yield on loans is primarily related to the lower prime lending rate which decreased 63 basis points during the fourth quarter of 1998. The higher level of average loans (which increased 15.4%) offset the decrease in average rate and resulted in an increase in consolidated interest income on loans of $880,000 or 9.6%.

     Investment securities averaged $26.0 million or 16% of average earning assets and yielded 6.48% (tax equivalent basis) during the first nine months of 1999, compared to average securities of $27.5 million yielding 6.54% (tax equivalent basis) for the nine months ended September 30, 1998. The decrease in the average yield of the investment portfolio is related to the portfolio mix and the timing of higher yielding securities maturing. This decrease, combined with the 5.3% reduction in average securities and resulted in the decrease of interest income on securities of $126,000.

INTEREST  EXPENSE
     The Company's interest expense for the nine months ended September 30, 1999 was $4.8 million. The decrease of 6.3% from the comparable nine months in 1998 of $5.2 million was directly related to the 59 basis point reduction in the average rate on liabilities, offset by the 5.8% increase in volume. Interest-bearing liabilities averaged $140.0 million for the first nine months of 1999 with an average rate of 4.62%. This is compared to average interest-bearing liabilities of $132.4 million with an average rate of 5.21% for the nine months ended September 30, 1998. The decrease in the average rate on liabilities is the result of maturities of certificates of deposit renewed at lower current market rates and the shift of deposits to a larger percentage of lower cost, floating rate deposits which were repriced immediately as the prime rate dropped in the fourth quarter of 1998. At September 30, 1999, money market deposits accounted for 40% of total deposits compared to 36% for the prior year.

PROVISION  FOR  LOAN  LOSSES
     As previously discussed under the quarterly analysis, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio.

     Included in the net income for the nine months ended September 30, 1999 is a provision for loan losses of $318,000 compared to a provision of $141,000 for the first nine months of 1998. The higher net loan originations for the first nine months of 1999, which totaled $13.6 million compared to $2.6 million for 1998, led to the increase in the provision for loan losses in the current year.


NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $1.2 million for the nine months ended September 30, 1999 compared to $1.1 million for the first nine months of 1998, or an increase of 4.3%. Reductions in the volume of activity generating insurance commission income was offset by increases in other income items related to gains on sales of available for sale investment securities and company vehicles. Other increases are related to the higher level of activity and transactions of the Bank generating other income in the normal course of business.

     For the nine months ended September 30, 1999, noninterest expenses were $4.8 million which is an increase of 6.8% over the amount incurred for the nine months ended September 30, 1998 of $4.5 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $2.6 million for the nine months ended September 30, 1999 as compared to $2.4 million for the nine months ended September 30, 1998. The increase of $156,000 or 6.5% is a result of normal annual raises, and additional staff added at the new branch of the Bank in the fourth quarter of 1998.

     The 28.8% ($98,000) increase in occupancy and the 17.7% ($73,000) increase in furniture, fixtures, and equipment ("FFE") between the first nine months of 1999 and 1998 is directly related to normal expenses, including rent, utilities, depreciation, property taxes, maintenance and insurance, associated with the new Bank branch facility which opened in the fourth quarter of 1998.

     Included in the line item "other expenses", which decreased $22,000 or 1.7% from the comparable period of 1998, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The decrease is primarily related to reductions in advertising, education, professional services, and travel which were incurred in 1998 at higher levels than experienced in 1999.

INCOME  TAXES
     For the nine months ended September 30, 1999, the Company reported $700,000 in income tax expense, or an effective tax rate of 28.4%. This is compared to income tax expense of $789,000 for the same period of the prior year, or an effective tax rate of 36.5%. The reduction in the effective rate is primarily related to the higher level of tax-free municipal investments in 1999.


LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as the subsidiary level. The Company's bank subsidiary must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets (those which can easily be converted into cash) and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. The Bank's liquidity ratio, which is an indication of the a company's ability to meet its short term funding obligations, was 15% and 20%, respectively, at September 30, 1999 and 1998. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include borrowing on a short-term basis from the Federal Home Loan Bank and Federal Reserve System, purchasing federal funds from other financial institutions, and increasing deposits by raising rates paid. At September 30, 1999, the Company had approximately $33 million available credit under its FHLB and correspondent bank borrowing facilities.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $1.8 million in available liquidity remaining from its initial public offering and the retention of earnings. All of this liquidity was advanced to the Finance Company to fund its operations as of September 30, 1999. In addition, Summit Financial has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at September 30, 1999. Additional sources of liquidity for Summit Financial include unsecured borrowings from individuals, management fees and debt service which are paid by its subsidiaries.

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


CAPITAL  RESOURCES
     Total equity at September 30, 1999 was $16.9 million or 9.0% of total assets. This is compared to $15.1 million or 8.9% of total assets at September 30, 1998. The $1.8 million increase in total shareholders' equity resulted from the retention of earnings and stock issued pursuant to the Company's incentive stock option plan, offset by the increase in unrealized loss on available for sales securities.

     Book value per share at September 30, 1999 and 1998 was $5.52 and $4.97, respectively. Tangible book value per share at September 30, 1999 and 1998 was $5.34 and $4.74, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions of Freedom Finance which were accounted for as purchases.

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

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital as set forth in the table following. Management believes, as of September 30, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At September 30, 1999 and 1998, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at September 30, 1999 as well as the minimum calculated amounts for each regulatory defined category.


                              RISK-BASED CAPITAL CALCULATION

                                                         FOR CAPITAL     TO BE CATEGORIZED
                                           ACTUAL     ADEQUACY PURPOSES  "WELL-CAPITALIZED"
                                        -------------  ----------------  -----------------
                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                        -------  ------  -------  ------  -------  ------
AS OF SEPTEMBER 30, 1999
THE COMPANY
Total capital to risk-weighted assets   $18,996  12.30%  $12,359   8.00%            N.A.
Tier 1 capital to risk-weighted assets  $17,065  11.05%  $ 6,180   4.00%            N.A.
Tier 1 capital to average assets        $17,065   9.64%  $ 7,082   4.00%            N.A.

THE BANK
Total capital to risk-weighted assets   $17,191  11.30%  $12,166   8.00%  $15,207  10.00%
Tier 1 capital to risk-weighted assets  $15,372  10.11%  $ 6,083   4.00%  $ 9,124   6.00%
Tier 1 capital to average assets        $15,375   8.79%  $ 6,992   4.00%  $ 8,740   5.00%

AS OF SEPTEMBER 30,1998
THE COMPANY
Total capital to risk-weighted assets   $16,161  12.25%  $10,556   8.00%            N.A.
Tier 1 capital to risk-weighted assets  $14,514  11.00%  $ 5,278   4.00%            N.A.
Tier 1 capital to average assets        $14,514   8.76%  $ 6,625   4.00%            N.A.

THE BANK
Total capital to risk-weighted assets   $14,749  11.40%  $10,350   8.00%  $12,937  10.00%
Tier 1 capital to risk-weighted assets  $13,161  10.17%  $ 5,175   4.00%  $ 7,762   6.00%
Tier 1 capital to average assets        $13,161   8.06%  $ 6,528   4.00%  $ 8,160   5.00%


EFFECT  OF  INFLATION  AND  CHANGING  PRICES
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation.

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Approximately 40% of the Company's liabilities at September 30, 1999 had fixed terms that can be repriced only at maturity. During periods of rising interest rates, as experienced in the third quarter of 1999, the Company's assets reprice faster than the supporting liabilities. This may cause an increase in the net interest margin until the fixed rate deposits mature and are repriced at higher current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company's current balance sheet structure, the opposite effect (that is, a decrease in net interest income) is realized in a declining rate environment. The degree of interest rate sensitivity of the Company's assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.


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

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At September 30, 1999, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position at the date of $26.0 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that approximately 64% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     The Company's asset sensitive position means that assets reprice faster than the liabilities, resulting in increases in the net interest income during periods of rising rates and decreases in net interest income when market rates decline. In the fourth quarter of 1998, interest rates dropped, leading to declines in the average yield on assets for the first six months of 1999 as compared to 1998, until rates began to increase in the third quarter of 1999. However, the Company was able to increase the net interest margin in 1999 as compared to 1998 due to the reduction in the overall cost of funds based primarily on (1) the higher percentage of floating rate deposits in 1999 as compared to 1998; and (2) the maturities of higher priced certificates of deposit throughout 1998 which were replaced with CDs at lower current rates during the year.

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

     As of September 30, 1999, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1998. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

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

SUMMIT  FINANCIAL  CORPORATION


Dated:  November  8,  1999

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President
and  Chief  Executive  Officer


Dated:  November  8,  1999

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President
and  Chief  Financial  Officer