Form 10-K
period 1999-12-31
SUMMIT FINANCIAL CORP
filed 2000-03-23
CIK 856223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.          ______

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant computed by reference to the closing price of such stock as quoted on the NASDAQ National Market, as of March 10, 2000 was approximately $22.1 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As  of  March  10,  2000, there were 3,393,700 shares of the Registrant's Common
Stock,  $1.00  par  value,  outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Definitive Proxy Statement for 2000 Annual Meeting of Shareholders is incorporated by reference in Part III.

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

GENERAL
     Summit Financial Corporation (the "Company") was incorporated under the laws of the State of South Carolina on May 26, 1989. The Company, headquartered in Greenville, South Carolina, is a bank holding company formed under the Bank Holding Company Act of 1956, as amended. Subsidiaries of the Company are Summit National Bank (the "Bank", "Summit"), a national bank organized in 1990, and Freedom Finance, Inc. (the "Finance Company", "Freedom"), a consumer finance company organized in 1994. In 1997 the Bank incorporated Summit Investment Services, Inc., an investment and financial planning company, as a wholly-owned subsidiary. The Company engages in no significant operations other than the ownership of its subsidiaries. The Company conducts its business from three banking offices and eleven consumer finance offices throughout South Carolina.

     The Bank targets individuals and small-to-medium-sized businesses in the Upstate of South Carolina that require a full range of quality banking services typically provided by the larger regional banking concerns, but who prefer the personalized service offered by a locally-based institution. The Bank currently has its headquarters and three full-service branch locations in Greenville, South Carolina. Summit provides a full range of deposit services that are typically available in most banks and savings and loan associations including checking accounts, NOW accounts, individual retirement accounts, savings and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit. Deposits of the Bank are insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC"). The Company has no material concentration of deposits from any single customer or group of customers. Other services which the Bank offers include safe deposit boxes, bank money orders, wire transfer facilities, remote internet banking and various cash management and electronic banking programs. Through Summit Investment Services, Inc., the Bank provides a full range of nondeposit investment products including annuities and mutual funds, full and discount brokerage services, and financial management services.

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

     The Finance Company makes and services installment loans to individuals with loan principal amounts generally not exceeding $2,000 and with maturities ranging from three to eighteen months. The Finance Company, which is headquartered in Greenville, South Carolina, currently has 11 branch offices throughout South Carolina. The Finance Company's loan customers are primarily in the low-to-moderate income brackets and are engaged in widely diverse occupations. A loan investigation and credit history review is made for each borrower, either through credit reporting agencies or directly by Company employees. Freedom also makes available to borrowers credit life, accident and health, and property insurance directly related to the extension of credit to the individual. The business of the Finance Company is rather seasonal and the amount of loans outstanding increases significantly at the end of each calendar year due to the seasonal loan demand, while the first quarter of the calendar year often results in substantial loan paydowns.

     With the exception of the loans acquired to expand Freedom's branch network, the Company has pursued a strategy of growth through internal expansion since its inception. At December 31, 1999, the Company had total assets of $191.2 million, total deposits of $158.0 million, loans, net of unearned income, of $148.2 million and shareholders' equity of $17.6 million. This compares with total assets of $170.5 million, total deposits of $140.2 million, loans of $130.7 million and shareholders' equity of $15.7 million at December 31, 1998.

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

EMPLOYEES
     As of December 31, 1999, the Company employed a total of three executive officers. Additionally, the Company and its subsidiaries employed approximately 74 full-time equivalent employees. Management considers its relations with its employees to be good.

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

ACCOUNTING  ISSUES
     In  June  1998,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 changes the previous accounting definition of a derivative and discusses the appropriateness of hedge accounting for various forms of hedging activities. Under this standard, all derivatives are measured at fair value and recognized in the statement of financial position as assets or liabilities. This standard, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption permitted. Management does not expect that this standard will have a significant effect on the Company.

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

     THE COMPANY: The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such, is under the supervisory and regulatory authority of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company registered under the laws of the South Carolina Bank Holding Company Act, the Company is also subject to regulation by the State Board of Financial Institutions. Consequently, the Company must receive the approval of the State Board prior to engaging in the acquisition of banking or nonbanking institutions or assets. The Company is also required to file annual reports and other information with the Federal Reserve and the South Carolina State Board of Financial Institutions regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries. The BHCA requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company.

     In November 1999, Congress passed the "Gramm-Leach-Bliley" Financial Services Modernization Act (the "GLB Act") which repeals two provisions of the Glass-Stegall Act that have previously separated banking, insurance, and securities activities. The GLB Act creates a new financial services structure, the financial holding company, under the BHCA. Financial holding companies will be able to engage in any activity that is deemed "financial in nature". Accordingly, the Company and its bank subsidiary will be able to affiliate with securities firms, insurance companies and other financial-related companies as well as consider new products and services including merchant banking and securities underwriting, within the same financial holding company. In addition to broadening the range of financial company affiliations and products or services the Company may offer, other provisions of the GLB Act include new consumer privacy provisions; changes in the Federal Home Loan Bank System as to entry and collateral on advances; and a reduction in the frequency of CRA examinations for banks under $250 million in assets and with a "satisfactory" rating.

     The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of the activity rather than the type of institution. Although the Federal Reserve Board (the "FRB") is the umbrella supervisor of financial holding companies, the GLB Act limits the FRB's power to supervise and conduct examinations of affiliated companies of the financial holding company. Rather, under the provisions of the GLB Act, the securities activities would be regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate bank regulator.

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

     In July 1996, South Carolina enacted the South Carolina Banking and Branching Efficiency Act (the "Act") which provides that, except as otherwise expressly permitted by federal law and in limited circumstances specified in the Act, a company may not acquire a South Carolina bank holding company (as defined in the Act) or a bank chartered under the laws of South Carolina unless the company obtains prior approval from the State Board of Financial Institutions (the "State Board"). The company proposing to make the acquisition must file with the State Board a notice or application that the company filed with the responsible federal bank supervisory agency and pay the fee, if any, prescribed by the State Board. In addition, the company must publish prior notice of the application once in a daily newspaper of general circulation in South Carolina and provide an opportunity for public comment. If the company proposing to make the acquisition is an out-of-state bank holding company, it must qualify to do business in South Carolina or appoint an agent for service of process in South Carolina. The Act also provides that approval of the State Board must be obtained before an interstate bank merger involving a South Carolina bank may be consummated.

     The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") has increased the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Act, with the approval of the Board of Governors of the Federal Reserve System, and subject to nationwide and statewide concentration limits, the Company and any other bank holding company located in South Carolina may acquire or merge with a bank located in any other state and a bank holding company located outside of South Carolina may acquire or merge with any South Carolina-based bank, provided the acquirer is adequately capitalized and adequately managed, as defined in the Riegle-Neal Act. The Interstate Banking Act also permits de novo branching provisions. The legislation preserves the state laws which require that a bank must be in existence for a minimum period of time before being acquired, as long as the requirement is five years or less.

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

     The Comptroller also administers a number of federal statutes which apply to national banks such as the Depository Institution Management Interlocks Act, the International Lending Supervision Act of 1983 and the Community Reinvestment Act of 1977 ("CRA"). CRA requires that, in connection with their examinations of financial institutions, the Comptroller shall evaluate the record of the Bank in meeting the credit needs of the local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the Bank. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch facility. The federal banking agencies, including the Comptroller, issued a new joint rule which became effective for the Bank in 1997 related to evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the Comptroller assesses the CRA performance of a bank by applying lending, investment, and service tests. The Comptroller assigns a rating to a bank based on the bank's performance under the tests. To evaluate compliance with the lending, investment and service tests, subject to certain exceptions, banks are required to collect and report to the Comptroller extensive demographic and loan data. Summit National Bank received a "satisfactory" rating in its most recent CRA examination.

     The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB") which provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in, and may obtain advances from, the FHLB. The amount of stock owned is based on the Bank's balance of residential mortgages and the balance of outstanding advances from the FHLB. The FHLB makes advances to members in accordance with policies and procedures established by its Board of Directors. The Bank is authorized to borrow funds from the FHLB to meet demands for withdrawals of deposit accounts, to meet seasonal requirements, to fund expansion of the loan portfolio, or for general asset/liability management. Advances may be made on a secured or unsecured basis depending on a number of factors, including the purpose for which the funds are being borrowed and existing advances. Collateral on secured advances may be in the form of first mortgages on 1-4 family real estate, government securities, or other assets acceptable to the FHLB. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB, and general market conditions.

     The Bank is also a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semiannual statutory assessment and is subject to the rules and regulations of the FDIC. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United Stated Department of the Treasury. The FDIC has broad authority to prohibit Summit National Bank from engaging in unsafe or unsound banking practices and may remove or suspend officers or directors of a bank to protect its soundness. The FDIC requires insured banks to maintain specified levels of capital, maintain certain security devices and procedures and to file quarterly reports and other information regarding its operations. The FDIC requires assessment to be paid by each FDIC-insured institution based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized", or "undercapitalized", as terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit
Insurance Corporation Improvement Act ("FDICIA"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

     FDICIA also contains broad powers for federal banking regulators to take certain enforcement actions against problem institutions as well as imposing significant restrictions on undercapitalized financial institutions, including establishing a capital-based supervisory system for prompt corrective action ("PCA"). Under the PCA provisions, regulatory agencies can require submission and funding of a capital restoration plan by an undercapitalized institution, place limits on its activities, require the raising of additional capital, and can ultimately require the appointment of a conservator or receivor of the institution if deemed necessary and prudent by the regulatory agency.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 1999 and 1998, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios at December 31, 1999 and 1998 as well as the minimum calculated amounts for each regulatory defined category are included in this report under Part II, Item 8. "Financial Statements and Supplemental Data" as Note 14 to the Notes to Consolidated Financial Statements.

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

     Specifically, approval of the Comptroller of the Currency will be required for any cash dividend to be paid to the Company by the Bank if the total of all cash dividends, including any proposed cash dividend, declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Additionally, the National Bank Act provides that a national bank cannot pay cash dividends or other distributions to shareholders out of any portion of its common stock or preferred stock accounts and that a bank shall pay no cash dividend in an amount greater than its net profits then on hand, after deduction of its losses and bad debts. As of December 31, 1999, no cash dividends have been declared or paid by the Bank. At December 31, 1999, the Bank had available retained earnings of $7.5 million.

     On November 29, 1999, the Company issued its eighth 5% stock distribution in the form of a stock dividend to shareholders of record as of November 18, 1999. This dividend resulted in the issuance of 153,822 shares of the Company's $1.00 par value common stock.

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

NET  INTEREST  INCOME  ANALYSIS
-------------------------------
     Net interest income, the difference between the interest earned on assets and the interest paid for liabilities used to support those assets, is the principal source of the Company's operating income. Net interest income was $8.7 million, $7.6 million, and $7.0 million for 1999, 1998, and 1997, respectively. The Company's average interest rate spread is calculated as the difference between the average interest rate earned on interest-earning assets and the average interest paid on interest-bearing liabilities. This spread increased between 1998 and 1999 because of the reduction in the cost of funds of the Company due to the maturities of higher priced CDs combined with the restructure of the deposit portfolio to lower costing, variable rate deposits. The spread remained relatively constant between 1997 and 1998 as the reduction in rates on interest-earning assets was offset by a decline in the rates paid on interest-bearing liabilities. The increase in net interest income in 1999 is directly related to the increase in the average loan and deposit volume of the Bank of 15% and 7%, respectively, combined with the 36 basis point increase in net interest margin during the year. Net interest income increased in 1998 also related to the higher average loan and deposit volume of the Bank which was up from 1997 by 9% and 10%, respectively.

     For the year ended December 31, 1999, the Company's net interest margin was 5.31%, compared to 4.95% in 1998 and 4.94% for 1997. The net interest margin is calculated as net interest income divided by average earning assets. The margin for 1999 increased 36 basis points from the prior year due primarily to the reduction in the cost of funds as CDs with higher rates matured and were replaced with lower market rate deposits. The higher percentage of variable rate deposits also contributed to the lower cost of funds as deposits were repricing immediately in the declining rate period between late 1998 and mid-year 1999. The margins between 1998 and 1997 remained fairly constant due to the lower cost of funds in 1998 which offset the declining rate environment experienced in the fourth quarter of 1998 and resulted in lower yields on assets.

     The Company manages interest rate spreads by monitoring the maturity of assets and related liabilities, interest rates, risk exposure, liquidity, funding sources, and capital resources. The objective of such monitoring is to maximize net interest income over an extended period of time, while maintaining associated risk within prescribed policy limits.

     The following table presents the average balances, the average yield and the interest income earned on interest-earning assets, and the average rate and the interest paid or accrued on interest-bearing liabilities of the Company for the last three years. Also presented is the average yields and rates for interest-earning assets and interest-bearing liabilities at December 31, 1999. Tabular presentation of all average statistical data is based on daily averages.



                                     AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
                                                   (DOLLARS IN THOUSANDS)


                                           12/31/99      1999      1999     1999      1998      1998      1998      1997
                                          -----------  --------  --------  -------  --------  ---------  -------  ---------
                                            Average    Average   Income/   Yield/   Average    Income/   Yield/    Average
                                          Yield/Rate   Balance   Expense    Rate    Balance    Expense    Rate     Balance
                                          -----------  --------  --------  -------  --------  ---------  -------  ---------
ASSETS
Earning Assets:
Loans (net of unearned income) (1)             10.06%  $138,989  $ 13,676    9.84%  $120,455  $ 12,275    10.19%  $110,812
Investment securities (taxable)                 6.28%    16,038       951    5.93%    19,168     1,155     6.02%    18,597
Investment securities
(non-taxable) (2)                               7.56%    10,113       500    7.50%     8,365       413     7.49%     2,705
Investment in stock (3)                         4.58%       888        61    6.87%       771        50     6.48%       685
Federal funds sold                              5.52%     2,015       102    5.06%     7,242       397     5.48%     7,542
Interest-bearing bank balances                  5.33%     1,631        87    5.33%     2,047       126     6.15%     2,220
                                          -----------  --------  --------  -------  --------  ---------  -------  ---------
     Total earning assets                       9.41%   169,674  $ 15,377    9.21%   158,048  $ 14,416     9.26%   142,561
                                          ===========            ========  =======            =========  =======
Non-earning assets                                       10,467                        8,379                         7,101
                                                       --------                     --------                      ---------
     Total average assets                              $180,141                     $166,427                      $149,662
                                                       ========                     ========                      =========
LIABILITIES &
SHAREHOLDERS'
EQUITY
Liabilities:
Interest-bearing deposits:
  Interest checking                             3.15%  $ 10,409  $    251    2.41%  $  6,931  $    155     2.24%  $  6,793
  Savings                                       2.43%     1,758        43    2.45%     1,643        42     2.56%     1,532
  Money market accounts                         4.64%    55,667     2,450    4.40%    44,214     2,058     4.65%    31,873
  Time deposits greater than $100M              5.28%    20,869     1,074    5.15%    25,316     1,445     5.71%    27,872
  Other time deposits                           5.23%    43,765     2,268    5.18%    47,793     2,731     5.72%    48,958
                                          -----------  --------  --------  -------  --------  ---------  -------  ---------
     Total interest-bearing deposits            4.77%   132,468     6,086    4.59%   125,897     6,431     5.11%   117,028
Federal funds purchased
 and repurchase agreements                      5.25%       909        46    5.06%       836        43     5.14%       789
Other short-term borrowings                     6.59%       510        33    6.47%     1,053        71     6.74%       776
FHLB advances                                   5.39%     8,530       463    5.42%     4,517       257     5.67%     2,607
                                          -----------  --------  --------  -------  --------  ---------  -------  ---------
     Total interest-bearing liabilities         4.82%   142,417  $  6,628    4.65%   132,303  $  6,802     5.14%   121,200
                                          ===========            ========  =======            =========  =======
Noninterest bearing liabilities:
  Noninterest bearing deposits                           19,204                       17,497         -        -     14,222
  Other noninterest bearing liabilities                   1,849                        2,203         -        -      1,740
                                                       --------                     --------                      ---------
     Total liabilities                                  163,470                      152,003         -        -    137,162
Shareholders' equity                                     16,671                       14,424         -        -     12,500
                                                       --------                     --------                      ---------
     Total average liabilities
       and equity                                      $180,141                     $166,427         -        -   $149,662
                                                       ========                     ========                      =========
Net interest margin (4)                                          $  8,749    5.31%            $  7,614     4.95%
                                                                 ========  =======            =========  =======
Interest rate spread (5)                                                     4.56%                         4.12%
                                                                           =======                     =========



                                            1997     1997
                                          --------  -------
                                          Income/   Yield/
                                          Expense    Rate
                                          --------  -------
ASSETS
Earning Assets:
Loans (net of unearned income) (1)        $ 11,491   10.37%
Investment securities (taxable)              1,173    6.31%
Investment securities
(non-taxable) (2)                              135    7.56%
Investment in stock (3)                         45    6.57%
Federal funds sold                             410    5.44%
Interest-bearing bank balances                 127    5.72%
                                          --------  -------
     Total earning assets                 $ 13,381    9.43%
                                          ========  =======
Non-earning assets

     Total average assets

LIABILITIES &
SHAREHOLDERS'
EQUITY
Liabilities:
Interest-bearing deposits:
  Interest checking                       $    171    2.52%
  Savings                                       43    2.81%
  Money market accounts                      1,451    4.55%
  Time deposits greater than $100M           1,616    5.80%
  Other time deposits                        2,859    5.84%
                                          --------  -------
     Total interest-bearing deposits         6,140    5.25%
Federal funds purchased
 and repurchase agreements                      42    5.32%
Other short-term borrowings                     52    6.70%
FHLB advances                                  170    6.52%
                                          --------  -------
     Total interest-bearing liabilities   $  6,404    5.28%
                                          ========  =======
Noninterest bearing liabilities:
  Noninterest bearing deposits
  Other noninterest bearing liabilities

     Total liabilities
Shareholders' equity

     Total average liabilities
And equity                                       -

Net interest margin (4)                   $  6,977    4.94%
                                          ========  =======
Interest rate spread (5)                              4.15%
                                                    =======



(1)     Average  loans  includes  nonaccruing  loans.
(2)     Yields on nontaxable investment securities have been adjusted to a tax equivalent basis assuming a 34% Federal tax  rate.
(3)     Includes  investments  in  stock  of  Federal  Reserve  Bank,  Federal  Home  Loan  Bank,  and  other  equities.
(4)     Net  interest margin is computed by dividing net interest income (adjusted to a tax equivalent basis assuming a 34%
Federal  tax  rate)  by  total  average  interest-earning  assets.
(5)     Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing  liabilities.


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




                                      VOLUME AND RATE VARIANCE ANALYSIS
                                            (DOLLARS IN THOUSANDS)

                                                    1998 - 1999                      1997 - 1998
                                         ------------------------------    ---------------------------

                                           CHANGE RELATED TO       TOTAL    CHANGE RELATED TO     TOTAL
                                         ---------------------    CHANGE  ---------------------   CHANGE
                                            Volume       Rate     IN NII     Volume       Rate    IN NII
                                         -------------  ------    ------  -------------  ------   ------
Earning assets:
Loans (net of unearned income)           $      1,889   ($488)  $ 1,401   $      1,000   ($216)  $   784
Investment securities (taxable)                  (189)    (15)     (204)            36     (54)      (18)
Investment securities (non-taxable)                86       1        87            428    (150)      278
Investment in stock                                 8       3        11              6      (1)        5
Federal funds sold                               (287)     (8)     (295)           (16)      3       (13)
Interest-bearing bank balances                    (26)    (13)      (39)           (10)      9        (1)
                                         -------------  ------  --------  -------------  ------  --------
Total interest income                           1,481    (520)      961          1,444    (409)    1,035
                                         -------------  ------  --------  -------------  ------  --------
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking                                  78      18        96              3     (19)      (16)
Savings                                             3      (2)        1              3      (4)       (1)
Money market accounts                             533    (141)      392            562      45       607
Time deposits greater than $100M                 (254)   (117)     (371)          (148)    (23)     (171)
Other time deposits                              (230)   (233)     (463)           (68)    (60)     (128)
                                         -------------  ------  --------  -------------  ------  --------
Total interest-bearing deposits                   130    (475)     (345)           352     (61)      291
Federal funds purchased and repurchase
 agreements                                         4      (1)        3              2      (1)        1
Other short-term borrowings                       (35)     (3)      (38)            18       1        19
FHLB advances                                     228     (22)      206            126     (39)       87
                                         -------------  ------  --------  -------------  ------  --------
Total interest expense                            327    (501)     (174)           498    (100)      398
                                         -------------  ------  --------  -------------  ------  --------
Net interest differential                $      1,154    ($19)  $ 1,135   $        946   ($309)  $   637
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

     At December 31, 1999, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position at the end of 1999 of $27.5 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that approximately 62% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     The following table presents a measure, in a number of time frames, the interest sensitivity gap by subtracting interest-sensitive liabilities from interest-sensitive assets.



                             INTEREST SENSITIVITY ANALYSIS
                                 (DOLLARS IN THOUSANDS)

                                              As of December 31, 1999
                                      Assets and Liabilities Repricing Within
                                      ---------------------------------------
                                      3 Months    4 to 12    1 to 5   Over 5
                                       or Less     Months     Years    Years    Total
                                      ---------  ----------  -------  -------  --------
Interest-earning assets:
Loans (net of unearned income)        $  93,906  $   5,919   $46,180  $ 2,165  $148,170
Investments  (1)                          1,326      1,782    10,735   13,561    27,404
Federal funds sold                        1,470          -         -        -     1,470
Interest-bearing bank balances            4,399          -         -        -     4,399
                                      ---------  ----------  -------  -------  --------
   Total                                101,101      7,701    56,915   15,726   181,443
                                      ---------  ----------  -------  -------  --------
Interest-bearing liabilities:
Demand deposits  (2)                     64,918          -         -        -    64,918
Time deposits greater than $100M         9,732     17,620     1,107        -    28,459
Other time deposits                      13,414     24,123     3,202       57    40,796
Federal funds purchased, FHLB
advances, and other borrowings            6.500          -     7,000        -    13,500
                                      ---------  ----------  -------  -------  --------
   Total                                 94,564     41,743    11,309       57   147,673
                                      ---------  ----------  -------  -------  --------
Period interest-sensitivity gap       $   6,537   ($34,042)  $45,606  $15,669  $ 33,770
                                      =========  ==========  =======  =======  ========
Cumulative interest-sensitivity gap   $   6,537   ($27,505)  $18,101  $33,770
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



     At December 31, 1999, approximately 60% of the Company's interest-earning assets reprice or mature within one year, as compared to approximately 92% of the interest-bearing liabilities.

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

SECURITIES
----------
     The Company maintains a portfolio of investment securities consisting primarily of U.S. Treasury securities, U.S. government agencies, mortgage-backed securities, and municipal securities. The investment portfolio is designed to enhance liquidity while providing acceptable rates of return. The following table sets forth the carrying value of the investment securities of the Company at December 31, 1999, 1998, and 1997. There were no investments categorized as "held to maturity" as defined in Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities".


                         SECURITY PORTFOLIO COMPOSITION
                             (DOLLARS IN THOUSANDS)

                                       1999     1998     1997
                                      -------  -------  -------
Available for Sale, at market value:
          U.S. Treasury               $   495  $ 1,253  $ 2,750
          U.S. government agencies     12,318    9,939   11,104
          Mortgage-backed               3,537    5,421    7,251
          State and municipal          10,116   10,489    7,108
                                      -------  -------  -------
                                      $26,466  $27,102  $28,213
                                      =======  =======  =======

     The following table indicates the carrying value of each investment security category by maturity as of December 31, 1999. The weighted average yield for each range of maturities at December 31, 1999 is also shown. All securities are classified as "Available for Sale" as defined in SFAS No. 115.




                                             SECURITY PORTFOLIO MATURITY SCHEDULE
                                                    (DOLLARS IN THOUSANDS)

                                                 After 1, Within      After 5, Within
                             Within 1 Year          5 Years             10 Years           After 10 Years       Total
                           ------------------   -----------------   -----------------   -----------------   -----------------
                                     Weighted            Weighted            Weighted            Weighted            Weighted
                            Market    Average   Market    Average   Market    Average   Market    Average   Market    Average
                             Value     Yield     Value     Yield     Value     Yield     Value     Yield     Value     Yield
                            -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
U. S. Treasury                    -         -         -         -         -         -   $   495      6.29%  $   495      6.29%
U. S. Government agencies   $   501      6.10%  $ 9,033      5.90%  $ 2,785      6.30%        -         -    12,318      6.00%
Mortgage-backed                 170      5.58%      617      6.23%        -         -   $ 2,750      6.38%    3,537      6.32%
State and municipal (1)           -         -       746      7.05%    2,104      7.23%    7,265      7.67%   10,116      7.50%
                            -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
     Total                  $   671      5.98%  $10,396      6.00%  $ 4,889      6.69%  $10,510      7.30%  $26,466      6.54%
                            =======  =========  =======  =========  =======  =========  =======  =========  =======  =========

(1)  -  Yields  have  been  adjusted  to  a  tax  equivalent  basis  assuming  a  34%  Federal  tax  rate.


     The weighted average yields shown in the previous table are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 1999, the market value of the Company's security portfolio was $26.5 million compared to its amortized cost of $27.4 million. At year end, the average maturity of the security portfolio was 8.8 years, the average duration of the portfolio was 5.7 years, and the average adjusted tax equivalent yield on the portfolio for the year ended December 31, 1999 was 6.54%. Certain securities contain call provisions which could decrease their anticipated maturity. Certain securities also contain rate adjustment provisions which could either increase or decrease their yields.

          Decisions involving securities are based upon management's expectations of interest rate movements, overall market conditions, the composition and structure of the balance sheet, and computer-based simulations of the financial impacts of alternative rate/maturity scenarios. The Company does not purchase or hold securities for trading purposes. However, securities may be sold prior to their maturity as all securities in the Bank's portfolio at December 31, 1999 were classified as "available for sale" and recorded on the Company's balance sheet at market value.


LOANS
-----
          The loan portfolio is the Company's principal earning asset. Management believes that the loan portfolio is adequately diversified. The following table shows the composition of the loan portfolio at December 31, 1999, 1998, and 1997.


                           LOAN PORTFOLIO COMPOSITION
                             (DOLLARS IN THOUSANDS)

                                            1999       1998       1997
                                          ---------  ---------  ---------
Commercial and industrial                 $ 26,217   $ 24,100   $ 25,313
Commercial secured by real estate           55,647     48,527     41,172
Real estate - residential mortgages         47,366     42,832     37,683
Real estate - construction                  10,135      6,463      3,685
Installment and other consumer loans         5,402      5,656      7,819
Consumer finance, net of unearned income     3,183      2,881      2,792
Other loans, including overdrafts              220        210        291
                                          ---------  ---------  ---------
                                           148,170    130,669    118,755
Less - Allowance for loan losses            (2,163)    (1,827)    (1,728)
                                          ---------  ---------  ---------
Net loans                                 $146,007   $128,842   $117,027
                                          =========  =========  =========


          The Company's real estate loans are primarily owner-occupied commercial facilities and other loans secured by both commercial and residential real estate located within the Company's primary market area. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. Commercial loans are spread through a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. These loans may be made on either a secured or unsecured basis. When taken, collateral consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At December 31, 1999, the Company had no foreign loans.

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


LOAN  MATURITY  AND  INTEREST  SENSITIVITY
------------------------------------------
          The following table shows the maturity distribution and interest sensitivity of the Company's loan portfolio at December 31, 1999.


                         LOAN PORTFOLIO MATURITY SCHEDULE
                              (DOLLARS IN THOUSANDS)

                                                     Over 1,
                                           1 Year   Less Than     Over
                                          or Less    5 Years    5 Years    Total
                                          --------  ----------  --------  --------
MATURITY DISTRIBUTION:
Commercial and industrial                 $ 16,148  $   10,069  $      -  $ 26,217
Real estate - commercial                    12,045      43,109       493    55,647
Real estate - residential                   17,012      22,058     8,296    47,366
Construction, development                    7,071       3,064         -    10,135
Installment and other consumer loans         1,733       3,628        41     5,402
Consumer finance, net of unearned income     3,183           -         -     3,183
Other loans, including overdrafts              220           -         -       220
                                          --------  ----------  --------  --------
Total                                     $ 57,412  $   81,928  $  8,830  $148,170
                                          ========  ==========  ========  ========

INTEREST SENSITIVITY:
Total of loans with:
Predetermined interest rates              $  9,495  $   50,501  $     80  $ 60,094
Floating interest rates                     47,917      31,427     8,750    88,076
                                          --------  ----------  --------  --------
Total                                     $ 57,412  $   81,928  $  8,830  $148,170
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

          At December 31, 1999 and 1998, the Bank held no other real estate owned acquired in partial or total satisfaction of problem loans. One loan totaling $147,000 was on nonaccrual at December 31, 1999 while there were no loans on nonaccrual at December 31, 1998. There were no impaired loans at December 31, 1999 or 1998. Accruing loans past due 90 days and greater totaled $130,000 or 0.09% of gross loans at December 31, 1999 compared to $483,000 or 0.36% of gross loans at December 31, 1998.

          Management maintains a list of potential problem loans which includes nonaccrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by external audits or regulatory examinations) as "substandard", "doubtful", or "loss". A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at December 31, 1999 determined to be potential problem loans, based upon management's internal designations, was $8.4 million or 5.7% of the loan portfolio at year end, compared to $1.4 million or 1.1% of the loan portfolio at December 31, 1998. The increase in 1999 is primarily related to several large commercial loans with a weakened financial position. However, based on collateral position, management does not anticipate losses on these. In addition, commencing in 1999, the consumer loan portfolio received the same internal grading criteria as the commercial loans, thus increasing the amount of classified loans in comparison with the prior year. The amount of potential problem loans at December 31, 1999 does not represent management's estimate of potential losses since the majority of such loans are secured by real estate or other collateral. Management believes that the allowance for loan losses as of December 31, 1999 was adequate to absorb any losses related to the nonperforming loans and problem loans as of that date.

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

          In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are losses which must be charged-off and to assess the risk characteristics of the portfolio in the aggregate. The Bank attempts to deal with repayment risks through the establishment of, and adherence to, internal credit policies. These policies include loan officer and credit limits, periodic documentation examination, and follow-up procedures for any exceptions to credit policies. Loans that are determined to involve any more than the normal risk are placed in a special review status. The Company's methodology for evaluating the adequacy of the allowance for loan losses consists of a three-tiered process. The first tier includes specific allocations set aside for low rated credits as defined in the loan policy. The second tier is the general allocation for problem credits and applies a historical loss factor to pools of loans in each of several loan ratings as defined in the policy. Finally, the third tier is the general portion of the allowance which applies a historical loss factor to the entire loan portfolio, not previously considered. Undisbursed commitments are also evaluated in this third tier. The results of the three tiers are combined to determine the required allowance.

          On December 31, 1999, the allowance for loan losses was $2.2 million or 1.46% of outstanding loans. This is compared to a $1.8 million allowance for loan losses at December 31, 1998 or 1.40% of outstanding loans at that date. For the year ended December 31, 1999, the Company reported consolidated net charge-offs of $109,000 or 0.08% of average loans. This is compared to consolidated net charge-offs of $191,000 or 0.16% of average loans for the year ended December 31, 1998. During 1999, the Company charged a total of $445,000 to expense through its provision for loan losses, compared to $290,000 for 1998 and $392,000 for 1997. The change in the provision each year was directly related to the level of net originations in each year as follows: $17.6 million in 1999, $12.1 million in 1998, and $15.7 million in 1997. Another factor influencing the amount charged to the provision each year is the total outstanding loans and charge-off activity of the Finance Company in relation to the consolidated totals. Loans of the Finance Company generally have higher inherent risk than do loans of the Bank, and thus, require a higher provision. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses inherent in the loan portfolio and are adjusted as necessary.

          The following table sets forth certain information with respect to changes in the Company's allowance for loan losses arising from charge-offs, recoveries, and provision for the years ended December 31, 1999, 1998, and 1997.



                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (DOLLARS IN THOUSANDS)


                                 1999     1998     1997
                                -------  -------  -------
Balance at beginning of period  $1,827   $1,728   $1,487
                                -------  -------  -------
Charge-offs:
   Commercial & industrial          74       26       40
   Installment & consumer          343      382      388
                                -------  -------  -------
                                   417      408      428
                                -------  -------  -------
Recoveries:
   Commercial & industrial          51       25       55
   Installment & consumer          257      192      196
                                -------  -------  -------
                                   308      217      251
                                -------  -------  -------
Net charge-offs                   (109)    (191)    (177)
Provision charged to expense       445      290      392
Allocation for purchased loans       -        -       26
                                -------  -------  -------
Balance at end of period        $2,163   $1,827   $1,728
                                =======  =======  =======
Ratio of net charge-offs to
 average loans                     .08%     .16%     .16%
                                =======  =======  =======
Ratio of allowance for loan
 losses to gross loans            1.46%    1.40%    1.46%
                                =======  =======  =======
Ratio of net charge-offs to
 allowance for loan losses        5.04%   10.45%   10.24%
                                =======  =======  =======


     Management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at December 31, 1999. In the opinion of management, there are no material risks or significant loan concentrations, and the allowance for loan losses is adequate to absorb loan losses in the present portfolios. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. While it is the Company's policy to provide for loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgement of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses. No adjustments in the allowance or significant adjustments to the Bank's internal classified loans were made as a result of the Bank's most recent examination performed by the Office of the Comptroller of the Currency.

------
COMPOSITION  OF  ALLOWANCE  FOR  LOAN  LOSSES
---------------------------------------------
     The table below presents an allocation of the allowance for loan losses for the years ended December 31, 1999, 1998, and 1997, by the different loan categories. However, the breakdown is based on a number of qualitative factors and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category. Any unallocated reserve has been included within the various loan categories in the table below.




                                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                              (DOLLARS IN THOUSANDS)

                                                1999                     1998                     1997
                                        ----------------------   ----------------------   ----------------------
                                                    Percent of               Percent of               Percent of
                                        Allowance    Loans in    Allowance    Loans in    Allowance    Loans in
                                        Breakdown    Category    Breakdown    Category    Breakdown    Category
                                        ----------  -----------  ----------  -----------  ----------  -----------
Commercial and industrial               $      383       17.69%  $      337       18.44%  $      368       21.32%
Real estate - commercial                       812       37.56%         679       37.14%         599       34.67%
Real estate - residential                      692       31.97%         599       32.78%         548       31.73%
Construction                                   148        6.84%          90        4.95%          54        3.10%
Installment and consumer finance loans         125        5.79%         119        6.53%         154        8.93%
Other loans, including overdrafts                3        0.15%           3        0.16%           5        0.25%
                                        ----------  -----------  ----------  -----------  ----------  -----------
                                        $    2,163      100.00%  $    1,827      100.00%  $    1,728      100.00%
                                        ==========  ===========  ==========  ===========  ==========  ===========


DEPOSITS
--------
     The Company has a large, stable base of time deposits, principally certificates of deposit and individual savings and retirement accounts obtained primarily from customers in South Carolina. The Company does not purchase brokered deposits. At December 31, 1999, the Company had no foreign deposits.

     The maturity distribution of certificates of deposit greater than or equal to $100,000 as of December 31, 1999 is as follows (dollars in thousands):



3 months or less                                      $9,731
Greater than 3, but less than or equal to 6 months     6,589
Greater than 6, but less than or equal to 12 months   11,032
Greater than 12 months                                 1,107
                                                       -----
                                                     $28,459
                                                     =======



RETURN  ON  EQUITY  AND  ASSETS
-------------------------------
     The return on average shareholders' equity ratio (net income divided by average total equity) and the return on average assets ratio (net income divided by average total assets) for the years ended December 31, 1999, 1998, and 1997 are presented in the following table. The Company has not paid a cash dividend since its inception. The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors. The Company's present policy is to retain all earnings for the operation of the Company until such time as future earnings support cash dividend payments.


                                     For the Year Ended December 31,
                                     -------------------------------
                                               1999    1998    1997
                                              ------  ------  ------
Return on average assets                       1.34%   1.14%   1.05%
Return on average shareholders' equity        14.45%  13.14%  12.60%
Average shareholders' equity as a percent of
  average assets                               9.25%   8.68%   8.35%


ITEM  2.  PROPERTIES

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


ITEM  3.  LEGAL  PROCEEDINGS

     Although the Company is from time to time a party to various legal proceedings arising out of the ordinary course of business, management believes there is no litigation or proceeding threatened or pending against the Company that could reasonably be expected to result in a materially adverse change in the business or financial condition of the Company.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of the shareholders in the fourth quarter of the Company's fiscal year ending December 31, 1999.


                                     PART II

ITEM  5.     MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Summit Financial Corporation's common stock is traded in the Small-Cap market on the NASDAQ system under the symbol SUMM. As of March 10, 2000 there were approximately 411 shareholders of record of the common stock. The number of shareholders does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

     The following table presents the high, low and closing sales prices for the Company's common stock for each full quarterly period within the two most recent fiscal years. The source for the following information was the Nasdaq market.



                                  QUARTERLY COMMON STOCK SUMMARY

                                   1999                                        1998
                         ----------------------------------   -----------------------------------
                           4Q       3Q       2Q       1Q        4Q        3Q       2Q       1Q
                         -------  -------  -------  -------  --------  --------  -------  -------
Stock Price ranges: (1)
    High                 $ 14.00  $ 13.33  $ 14.05  $ 15.66  $  16.19  $  15.19  $ 14.86  $ 14.51
    Low                  $ 11.00  $ 11.19  $ 10.72  $ 11.91  $  11.76  $   9.98  $ 13.51  $ 11.56
    Close                $ 12.00  $ 12.38  $ 13.92  $ 12.62  $  13.81  $  14.29  $ 13.94  $ 14.46
Volume Traded             65,477   32,379   70,704   60,669    76,704    81,850   86,061   66,571


(1) Share data have been restated to reflect eight 5% stock distributions issued between 1993 and
1999  and  the  two-for-one  stock  split  in  August  1998.

     The Company has not paid any cash dividends. The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors. The Company's present policy is to retain all earnings for the operation of the Company until such time as future earnings support cash dividend payments. Accordingly, the Company does not anticipate paying cash dividends in the foreseeable future. For information on dividend restrictions, refer to Part II, Item 8. "Financial Statements and Supplementary Data", Note 14 under Notes to Consolidated Financial Statements.

ITEM  6.     SELECTED  FINANCIAL  DATA
     The information presented below should be read in conjunction with the consolidated financial statements, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained under Item 7 of this report.

                      SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                      ----------------------------------------------
                    (All Amounts, Except Per Share Data, In Thousands)


                                       1999       1998       1997       1996       1995
                                     ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA
Net interest income                  $  8,749   $  7,614   $  6,977   $  5,583   $  3,976
Provision for loan losses                 445        290        392        516        277
Other income                            1,560      1,408      1,035        980        611
Other expenses                          6,520      5,826      5,150      4,401      3,469
Provision for income taxes                936      1,011        895        644        312
Net income                              2,408      1,895      1,575      1,002        529

PER SHARE DATA: (1)
Basic net income                     $   0.76   $   0.60   $   0.50   $   0.32   $   0.17
Diluted net income                   $   0.65   $   0.50   $   0.46   $   0.30   $   0.16
Book value per share                 $   5.42   $   4.92   $   4.22   $   3.77   $   3.46
Closing market price per share       $  12.00   $  13.81   $  11.23   $   6.28   $   5.49

BALANCE SHEET DATA (Year End)
Total assets                         $191,229   $170,485   $160,279   $134,162   $115,072
Loans, net of unearned income         148,170    130,669    118,755    102,692     75,712
Allowance for loan losses               2,163      1,827      1,728      1,487      1,068
Total earning assets                  181,443    159,586    151,300    126,762    107,730
Deposits                              157,996    140,243    140,928    117,805     99,319
Long-term debt                          7,000      5,000          -          -          -
Shareholders' equity                   17,591     15,674     13,369     11,637     10,664

BALANCE SHEET DATA (Averages)
Total assets                         $180,141   $166,432   $149,662   $121,997   $ 95,286
Loans, net of unearned income         138,989    120,488    110,812     88,482     66,451
Total earning assets                  169,674    158,048    142,561    116,038     90,118
Deposits                              151,672    143,399    131,249    106,363     80,670
Shareholders' equity                   16,671     14,424     12,500     11,047     10,286

FINANCIAL RATIOS
Return on average assets                 1.34%      1.14%      1.05%      0.82%      0.56%
Return on average equity                14.45%     13.14%     12.60%      9.07%      5.14%
Net interest margin                      5.31%      4.95%      4.94%      4.81%      4.41%
Tier 1 risk-based capital               11.26%     10.91%     10.43%     10.79%     12.62%
Total risk-based capital                12.51%     12.16%     11.68%     12.17%     13.80%

ASSET QUALITY RATIOS
Allowance for loan losses to loans       1.46%      1.40%      1.46%      1.45%      1.41%
Net charge-offs to average loans          .08%       .16%       .16%       .17%       .09%
Nonperforming assets                 $    147          -          -   $    110          -


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

FORWARD-LOOKING  STATEMENTS

     This report may contain certain "forward-looking statements", within the meaning of Section 27A of the Securities Exchange Act of l934, as amended, that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to certain risks, uncertainties, and assumptions. Factors that could influence the matters discussed in certain forward-looking statements include the relative levels of market interest rates, loan prepayments and deposit decline rates, the timing and amount of revenues that may be recognized by the Company, continuation of current revenue, expense and charge-off trends, legal and regulatory changes, and general changes in the economy. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. These forward-looking statements speak only as of the date of the document. The Company assumes no obligation to update any forward-looking statements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them.

GENERAL

     Summit Financial Corporation (the "Company") is a financial institution holding company headquartered in Greenville, South Carolina. The Company offers a broad range of financial services through its wholly-owned subsidiary, Summit National Bank (the "Bank," or "Summit"). The Bank is a nationally chartered commercial bank which operates principally in the Upstate of South Carolina. The Bank received its charter and commenced operations in July 1990. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to provide a wider range of investment products and financial planning services. The Bank currently has three full service offices in Greenville, South Carolina. Summit provides a full range of banking services to individuals and businesses, including the taking of time and demand deposits, making loans, and offering nondeposit investment services. The Bank emphasizes close personal contact with its customers and strives to provide a consistently high level of service to both individual and corporate customers.

     Freedom Finance, Inc. (the "Finance Company" or "Freedom,") is a wholly-owned subsidiary of the Company which is operating as a consumer finance company headquartered in Greenville, South Carolina. The Finance Company primarily makes and services installment loans to individuals with loan principal amounts generally not exceeding $2,000 and with maturities ranging from three to eighteen months. Freedom operates eleven branches throughout South Carolina.

INCOME  STATEMENT  REVIEW

GENERAL
     The Company reported record earnings in 1999 which were up 27% from 1998. Net income totaled $2.4 million, or $0.65 diluted earnings per share, in 1999 compared with $1.9 million, or $0.50 diluted earnings per share in 1998 and $1.6 million or $0.46 diluted earnings per share for 1997. The improvement in net income and earnings per share between 1998 and 1999 resulted primarily from the growth in earning assets combined with a reduction in the overall cost of funds. Increases in other income also contributed to the higher net income in 1999.

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

     During 1999 the Company recorded net interest income of $8.7 million, a 15% increase from the 1998 net interest income of $7.6 million. This is compared to net interest income of $7.0 million for 1997. The increase in net interest income in 1999 is directly related to the increase in the average loan and interest-bearing liability volume of the Bank of 15% and 7%, respectively, combined with the 36 basis point increase in net interest margin during the year. Net interest income increased in 1998 also related to the higher average loan and interest-bearing deposit volume of the Bank which was up from 1997 by 9% and 10%, respectively.

     For the year ended December 31, 1999, the Company's net interest margin was 5.31%, compared to 4.95% in 1998 and 4.94% for 1997. The net interest margin is calculated as net interest income divided by average earning assets. The margin for 1999 increased 36 basis points from the prior year due primarily to the reduction in the cost of funds as CDs with higher rates matured and were replaced with lower market rate deposits. The higher percentage of variable rate deposits also contributed to the lower cost of funds as deposits were repricing immediately in the declining rate period between late 1998 and mid-year 1999. The margins between 1998 and 1997 remained fairly constant due to the lower cost of funds in 1998 which offset the declining rate environment experienced in the fourth quarter of 1998 and resulted in lower yields on assets.

INTEREST  INCOME
     Interest income for 1999 was $15.4 million which was a $1.0 million or 7% increase over the $14.4 million for 1998. Interest income for 1997 was $13.4 million. The increases each year are primarily a result of the higher levels of earning assets which averaged $169.7 million, $158.0 million and $142.6 million in 1999, 1998 and 1997, respectively. Changes in average yield on earning assets also affects the interest income reported each year. The average yield decreased from 9.43% in 1997 to 9.26% in 1998, and 9.21% in 1999 due to the general declining rate environment from the fourth quarter of 1998 through mid-year 1999.

     The majority of the increase in average earning assets between 1997 and 1998 and between 1998 and 1999 was in loans, which are the Company's highest yielding assets that account for 82% of average earning assets for the year ended 1999. Consolidated loans averaged $139.0 million in 1999 with an average yield of 9.84%, compared to $120.5 million in 1998 with an average yield of 10.19%, and $110.8 million in 1997 with an average yield of 10.37%. The average loan rate dropped in 1998 as compared to 1997 as a direct result of the decline in the prime rate which averaged 8.44% in 1997 and 8.36% in 1998. The average prime rate dropped again in 1999 to 8.00% resulting in further decreases in the average yield on loans. Combined with the general declining rate environment in 1998 and into 1999, were continuing competitive pricing pressures in the marketplace. The higher level of average loans each year, partially offset by the decreases in average rate, resulted in increases in interest income on loans of $784,000 or 7% between 1997 and 1998, and $1.4 million or 11% between 1998 and 1999.

     The second largest component of earning assets is the Company's investment portfolio which averaged $26.2 million yielding 6.54% in 1999. This is compared to average securities of $27.5 million in 1998 yielding 6.47%, and $21.3 million yielding 6.47% for 1997. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased. The higher level of average securities in 1998, combined with the increase in average rate, resulted in an increase in interest income on investments of $260,000 or 20% between 1997 and 1998. However, the decrease in average securities in 1999 offset the higher yields that year and resulted in a $117,000 or 7% reduction in interest income on investments as compared to 1998.

INTEREST  EXPENSE
     The Company's interest expense for 1999 was $6.6 million, compared to $6.8 million for 1998 and $6.4 million for 1997. The reduction in the interest expense in 1999 was a result of the 7% increase in average interest-bearing liabilities being more than offset by the 49 basis point reduction in the cost of funds. The increase in interest expense of 6% between 1997 and 1998 is primarily related to the 10% increase in the average volume of interest-bearing liabilities in 1998 partially offset by the decrease of 14 basis points in the average rate on interest-bearing liabilities. The lower average cost of funds in 1999 and 1998 was primarily a result of the maturity of higher priced CDs combined with the restructure of the deposit portfolio to lower costing variable rate deposits. Interest-bearing liabilities averaged $142.4 million in 1999 with an average rate of 4.65%, compared to $132.3 million in 1998 with an average rate of 5.14%, and an average of $121.2 million with an average rate of 5.28% during 1997.


                            AVERAGE YIELDS AND RATES

                               For the Years Ended December 31,
                               --------------------------------
(on a fully tax-equivalent basis)         1999    1998    1997
                                          -----  ------  ------
EARNING ASSETS:
Loans                                     9.84%  10.19%  10.37%
Securities                                6.54%   6.47%   6.47%
Short-term investments                    5.51%   5.70%   5.57%
                                          -----  ------  ------
     Total earning assets                 9.21%   9.26%   9.43%
                                          =====  ======  ======
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits                 4.59%   5.11%   5.25%
Short-term borrowings                     5.61%   6.07%   6.21%
FHLB advances                             5.42%   5.67%   6.52%
     Total interest-bearing liabilities   4.65%   5.14%   5.28%
                                          -----  ------  ------
NET INTEREST MARGIN                       5.31%   4.95%   4.94%
                                          =====  ======  ======
AVERAGE PRIME INTEREST RATE               8.00%   8.36%   8.44%
                                          =====  ======  ======

PROVISION  FOR  LOAN  LOSSES
     The provision for loan losses was $445,000 in 1999, $290,000 in 1998, and $392,000 in 1997. The change in the provision each year was directly related to the level of net originations in each year as follows: $17.6 million in 1999, $12.1 million in 1998, and $15.7 million in 1997. Another factor influencing the amount charged to the provision each year is the total outstanding loans and charge-off activity of the Finance Company in relation to the consolidated totals. Loans of the Finance Company generally have higher inherent risk than do loans of the Bank, and thus, require a higher provision. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover inherent losses in the loan portfolio and are adjusted as necessary.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income increased $152,000 or 11%, to $1.6 million in 1999 from $1.4 million in 1998 and $1.0 million in 1997. Credit card fees and income, the largest single item in noninterest income, rose 13% to $338,000 in 1999 from $298,000 in 1998 and $248,000 in 1997. The increase is related to the higher volume of transactions and merchant activity in the Bank's credit card portfolio each year. The higher amount in service charges and fees on deposit accounts, which increased 22% in 1999 to $247,000 from $203,000 in 1998 and $194,000 in
1997, is related to the increases in the transaction fees and the higher number of Bank deposit accounts and transactions subject to service charges and fees. In addition, service charge fee increases were implemented in March 1999 which contributed to the higher income.

     Insurance commission fee income increased $93,000 between 1997 and 1998 and decreased $32,000 between 1998 and 1999 related to fluctuations in the level of activity for both the Bank and the Finance Company. Included in insurance commissions is income from annuity sales made in the Bank's nondeposit investment sales department and earned commissions on credit-related insurance products generated by the Finance Company.

     The remainder of the changes in other income is related to (1) late charges and other income on loans of the Bank and the Finance Company which increased $35,000 in 1998 and $20,000 in 1999 related to the higher number of branches and customer accounts; (2) the level of activity in the Bank's nondeposit financial services and brokerage department which resulted in increased income in 1998 of $73,000, and a decrease in 1999 of $29,000; and (3) gains on sales of company vehicles in 1999 totaling approximately $18,000. Other increases each year are related to the higher level of activity and transactions of the Bank generating other income in the normal course of business.

     Total noninterest expenses were $6.5 million in 1999, $5.8 million in 1998, and $5.2 million in 1997. A majority of the increased expenditures each year reflects the cost of additional personnel hired to support the Company's growth and the new bank branch opened in the fourth quarter of 1998. The most significant item included in noninterest expenses is salaries, wages and benefits which amounted to $3.5 million in 1999, $3.2 million in 1998, and $2.7 million in 1997. The increase of $332,000 in 1999 was a result of (1) normal annual raises and increases in the bonus and incentive payments due to the Bank's growth and increased profitability; (2) the Bank incurring a full year of expense for the additional employees added at the new branch in October 1998; and (3) additional support and lending staff added in the normal course of business throughout 1999. The increase of $441,000 in 1998 was a result of (1) normal annual raises; (2) higher commissions paid related to the increased volume of nondeposit product sales in 1998; (3) the amortization of compensation expense related to restricted stock granted in late 1997; and (4) additional benefit accruals pursuant to a new retirement plan implemented in 1998.

     Occupancy and furniture, fixtures, and equipment expenses increased $172,000 or 17% to $1.2 million in 1999 from $1.0 million in 1998 and $890,000 in 1997. The increase in 1999 was related primarily to there being a full year of rent, depreciation, and other associated expenses for the new branch facility which opened in October 1998. The increase in 1998 was related primarily to higher depreciation and associated expenses at the Bank related to technology implementations, furnishing and equipment additions, and other expenses for the new branch facility which opened in October 1998.

     Included in the line item "other expenses", which increased $190,000 or 12% between 1998 and 1999, and $86,000 or 6% between 1997 and 1998, are charges for insurance claims and premiums; printing and office support; credit card expenses; professional services; advertising and public relations; and other branch and customer related expenses. A majority of these items are related directly to the normal operations of the Bank and increase in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The Bank's activity accounted for $216,000 of the increase in 1999 (partially offset by decreases in the other subsidiaries) and $45,000 of the increase in 1998. The Bank's increase is primarily related to the higher level of activity and number of accounts as compared to each prior year and the associated office support charges for the new branch which was open for the full year in 1999. In addition, in 1999 the Bank incurred higher legal expenses related to repossessions and collections of charged-off and nonaccrual loans; advertising expenses related to the implementation and marketing of internet banking products and a new web site; and Y2K expenses which totaled approximately $24,000 for 1999.

INCOME  TAXES
     The Company recorded an income tax provision of $936,000, $1.0 million, and $895,000 for 1999, 1998, and 1997, respectively. The effective tax rate in each year was 28%, 35%, and 36%, respectively. The decrease in effective rate each year is primarily related to the higher level of tax-free municipal investments.


BALANCE  SHEET  REVIEW

INVESTMENT  SECURITIES
     At December 31, 1999, the Company's total investment portfolio had a market value of $26.5 million, which is a decrease of 2% from the $27.1 million invested as of the end of 1998. Investments had an amortized cost at the 1999 year end of $27.4 million. The investment portfolio consists primarily of United States Treasury securities, securities of United States government agencies, mortgage-backed securities, and state and municipal obligations. The Company has no trading account securities. At the 1999 year end, the portfolio had a weighted average maturity of approximately 8.0 years and an average duration of 5.3 years. Investment securities averaged $26.2 million yielding 6.54% in 1999, compared to the 1998 average of $27.5 million yielding 6.47%. Securities are the second largest earning asset of the Company at 15% and 17% of average earning assets for 1999 and 1998, respectively.

LOANS
     The loan portfolio consists primarily of commercial and industrial loans; commercial loans secured by real estate; loans secured by one-to-four family residential mortgages; and consumer loans. Substantially all of these loans are located in the Upstate of South Carolina and are concentrated in the Company's market area. At December 31, 1999, the Company had no loans for highly leveraged transactions and no foreign loans. The Bank's primary focus has been on commercial lending to small and medium-sized businesses in its marketplace. Commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio.

     As of December 31, 1999, the Company had total loans outstanding, net of unearned income, of $148.2 million which represents an increase of $17.5 million or 13% from the 1998 outstanding loans of $130.7 million. Outstanding loans represent the largest component of earning assets at 82% of average earning assets for 1999 compared to 76% for 1998. Gross loans were 77% of total assets at both December 31, 1999 and 1998. The 13% increase in loans between 1998 and 1999 is attributable to internal growth as the Company did not purchase any loans during the year. Freedom's outstanding loans, net of unearned income, totaled $3.2 million, or 2.1% of consolidated loans at December 31, 1999. This is compared to $2.9 million or 2.2% of consolidated loans at December 31, 1998.

     For 1999, the Company's loans averaged $139.0 million with a yield of 9.84%. This is compared to $120.5 million average loans with a yield of 10.19% in 1998. The interest rates charged on loans of the Bank vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government policy and regulations also influence interest rates. Loans of the Finance Company are regulated under state laws which establish the maximum loan amounts and interest rates, and the types and maximum amounts of fees, insurance premiums, and other costs that may be charged. The decrease in the loan yield during 1999 reflects the general declining rate environment experienced in the fourth quarter of 1998 through the first half of 1999. During this time, the prime lending rate dropped 75 basis points. Approximately 62% of the Bank's loan portfolio has variable rates and immediately reprices with a change in the prime rate. The drop in prime during 1998 and into 1999, combined with the continuing competitive pricing pressures on loans of the Company, reduced the overall yield on loans during the year.

     The allowance for loan losses is established through charges in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an adequate allowance. The level of this allowance is dependent upon growth in the loan portfolios; the total amount of past due loans; nonperforming loans; and known loan deteriorations and/or concentrations of credit. Other factors affecting the allowance are trends in portfolio volume, maturity and composition; collateral values; and general economic conditions. Finally, management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount.

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

     The allowance for loan losses totaled $2.2 million or 1.46% of total loans at the end of 1999. This is compared to a $1.8 million allowance or 1.40% of total loans at December 31, 1998. For the year ended December 31, 1999, the Company reported net charge-offs of $109,000 or 0.08% of consolidated average loans. This is compared to consolidated net charge-offs of $191,000 or 0.16% of average loans for the year ended December 31, 1998.

     Loans past due 90 days and greater totaled $130,000 or 0.09% of gross loans at December 31, 1999 compared to $483,000 or 0.36% of gross loans at December 31, 1998. One loan totaling $147,000 was on nonaccrual at December 31, 1999. There were no loans on nonaccrual at December 31, 1998. Generally, loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible. At December 31, 1999 and 1998, the Bank held no other real estate owned acquired in partial or total satisfaction of problem loans. There were no impaired loans at either December 31, 1999 or 1998.

INTEREST-BEARING  LIABILITIES
     During 1999, interest-bearing liabilities averaged $142.4 million with an average rate of 4.65% compared to $132.3 million with an average rate of 5.14% in 1998. The decrease in the average rate is primarily a result of maturing certificates of deposit at higher rates that were replaced with lower current market rates and the general restructuring of the deposit portfolio to a higher percentage of variable rate demand deposits which have a lower cost of funds. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. At December 31, 1999, interest-bearing deposits comprised approximately 85% of total deposits and 91% of interest-bearing liabilities. The remainder of interest-bearing liabilities consists principally of Federal Home Loan Bank advances and federal funds purchased.

     The Company uses its deposit base as a primary source with which to fund earning assets. Deposits increased 13% from $140.2 million at December 31, 1998 to $158.0 million as of year end 1999. The increase was primarily in the non-interest-bearing demand accounts, interest-bearing demand accounts and time deposits greater than $100,000. Average noninterest-bearing deposits, which increased 14% during the year, increased to 12.7% of average total deposits in 1999 from 12.2% in 1998.

     The Company's core deposit base consists of consumer and commercial money market accounts, checking accounts, savings and retirement accounts, NOW accounts, and non-jumbo time deposits (less than $100,000). Although such core deposits continue to be interest sensitive for both the Company and the industry as a whole, these deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000 represented 18% and 15%, respectively, of total deposits at December 31, 1999 and 1998. The Company has no brokered deposits.


CAPITAL  RESOURCES

     Total shareholders' equity amounted to $17.6 million, or 9.2% of total assets, at December 31, 1999. This is compared to $15.7 million, or 9.2% of total assets, at December 31, 1998. The $1.9 million increase in total shareholders' equity resulted principally from retention of earnings and stock issued pursuant to the Company's stock option plans, offset by the increase in unrealized loss on investments available for sale.

     Book value per share at December 31, 1999 and 1998 was $5.42 and $4.91, respectively. On November 29, 1999, the Company issued its eighth 5% stock distribution in the form of a stock dividend to shareholders of record as of November 18, 1999. This dividend resulted in the issuance of 153,822 shares of the Company's $1.00 par value common stock.

     In August 1998, the Company issued a two-for-one stock split which resulted in the issuance of 1,444,299 shares of common stock. The stated par value of each share was not changed from $1.00. All weighted average share and per share data has been restated to reflect the stock split and all stock distributions issued.

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

     The following table sets forth various capital ratios for the Company and the Bank at December 31, 1999 and 1998. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At December 31, 1999 and 1998, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements. The Bank exceeded the "well-capitalized" standard under the regulatory framework for prompt corrective action.

                                 CAPITAL SUMMARY

                               The Company             The Bank
                            ------------------    ------------------
                             As of      As of      As of      As of
                           12/31/99   12/31/98   12/31/99   12/31/98
                           ---------  ---------  ---------  ---------
Total risk-based capital      12.51%     12.16%     11.37%     11.12%
Tier 1 risk-based capital     11.26%     10.91%     10.16%      9.94%
Leverage capital               9.97%      9.08%      9.00%      8.25%

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit, and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources accounted for 13% and 17% of average assets for each of the years ended December 31, 1999 and 1998, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $1.8 million in available liquidity remaining from its initial public offering and the retention of earnings. All of this liquidity was advanced to the Finance Company to fund its operations as of December 31, 1999. In addition, Summit Financial has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at December 31, 1999. Further sources of liquidity for Summit Financial include borrowings from individuals, and management fees and debt service which are paid by its subsidiary on a monthly basis.

     Liquidity needs of Freedom Finance, primarily for the funding of loan originations and acquisitions, paying operating expenses, and servicing debt, have been met to date through the initial capital investment of $500,000 made by Summit Financial, borrowings from an unrelated private investor, and line of credit facilities provided by Summit Financial and Summit National Bank, a sister company.

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

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Approximately 45% of the Company's liabilities at December 31, 1999 had been issued with fixed terms and can be repriced only at maturity. During periods of falling interest rates, as experienced in late 1998 and through mid-year 1999, the Company's assets reprice faster than the supporting liabilities. This causes a decrease in the net interest margin until the fixed rate deposits mature and are repriced at then lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company's current balance sheet structure, the opposite effect (that is, an increase in net interest income) is realized in a rising rate environment as was experienced in the latter half of 1999.

ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS

     In  June  1998,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 changes the previous accounting definition of a derivative and discusses the appropriateness of hedge accounting for various forms of hedging activities. Under this standard, all derivatives are measured at fair value and recognized in the statement of financial position as assets or liabilities. This standard, as amended by SFAS 137, is effective for all fiscal quarters and years beginning after June 15, 2000, with earlier adoption permitted. Management does not expect that this standard will have a significant effect on the Company.

YEAR  2000

     The Company's management believes it has adequately addressed the Year 2000 issue and has successfully executed its Year 2000 Action Plan. Both the Company's bank subsidiary and finance company subsidiary have successfully processed transactions on a daily and month end basis in the year 2000. There have been no errors or computer system problems determined since the calender date rollover to January 1, 2000. The cost during 1999 of making modifications and preparing for Y2K issues was nominal. Corrections and "fixes" to software provided by third-party vendors was covered in the annual maintenance fees paid by the Company on a regular basis. The Company has encountered no increased credit risk or losses related to any customer Y2K issues since the century date rollover. Management does not know of any trends, events, or uncertainities related to the Year 2000 issues that it believes may result in a significant adverse effect on the Company's financial position.

INTEREST  RATE  SENSITIVITY

     Achieving consistent growth in net interest income, which is affected by fluctuations in interest rates, is the primary goal of the Company's asset/liability function. The Company attempts to control the mix and maturities of assets and liabilities to maintain a reasonable balance between exposure to interest rate fluctuations and earnings and to achieve consistent growth in net interest income, while maintaining adequate liquidity and capital. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over time.

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

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At December 31, 1999, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position of $27.5 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that over 62% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     The Company's asset sensitive position means that assets reprice faster than the liabilities, which generally results in increases in the net interest income during periods of rising rates and decreases in net interest income when market rates decline. In the fourth quarter of 1998, interest rates dropped, leading to declines in the average yield on assets for 1998 as compared to 1997. However, the Company was able to maintain the net interest margin relatively constant with the 1997 margin due to the reduction in the overall cost of funds. General market interest rates continued to decline into 1999 resulting in the decrease in asset yield. The Company was able to increase its net interest margin in 1999 as compared to 1998 due to the continued reduction in the cost of funds. The lower rate on liabilities was the result of a higher percentage of floating rate deposits in 1999 combined with the replacement of maturing certificates of deposit and FHLB advances at lower current market rates.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investing, deposit gathering and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, including credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and it could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

     The Company's exposure to interest rate risk is reviewed on a periodic basis by the Board of Directors and the ALCO which is charged with the responsibility to maintain the level of sensitivity of the Company's net portfolio value within Board approved limits. Interest rate risk exposure is measured using interest rate sensitivity analysis by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Company's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in NPV in the event of a sudden and sustained increase or decrease in market interest rates.

     The following table presents the Company's projected change in NPV for the various rate shock levels as of year end. This table indicates that at December 31, 1999, in the event of a sudden and sustained increase in the prevailing market interest rates, the Company's NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in rate, the Company's NPV would be expected to increase. At December 31, 1999, the Company's estimated changes in NPV were within the limits established by the Board.




                                     Market
                                    Value of
                                    Portfolio
                          Policy     Equity     Percent
Change in Interest Rates   Limit     (000s)      Change
------------------------  -------  -----------  --------
300 basis point rise       40.00%  $    16,280     7.50%
200 basis point rise       25.00%  $    16,640     5.40%
100 basis point rise       10.00%  $    17,083     2.90%
No change                   0.00%  $    17,591     0.00%
100 basis point decline    10.00%  $    17,854     1.50%
200 basis point decline    25.00%  $    17,928     1.90%
300 basis point decline    40.00%  $    17,883     1.70%






ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                December 31,
                                                                ------------
                                                              1999       1998
                                                            ---------  ---------
ASSETS
Cash and due from banks                                     $  3,952   $  5,377
Interest-bearing bank balances                                 4,399        623
Federal funds sold                                             1,470        400
Investment securities available for sale                      26,466     27,102
Loans, net of unearned income and net of allowance
 for loan losses of $2,163 and $1,827                        146,007    128,842
Premises and equipment, net                                    2,890      3,101
Accrued interest receivable                                    1,337      1,132
Other assets                                                   4,708      3,908
                                                            ---------  ---------
                                                            $191,229   $170,485
                                                            =========  =========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
 Noninterest-bearing demand                                 $ 23,823   $ 20,877
 Interest-bearing demand                                      14,073      8,541
 Savings and money market                                     50,845     50,047
 Time deposits, $100,000 and over                             28,459     20,633
 Other time deposits                                          40,796     40,145
                                                            ---------  ---------
                                                             157,996    140,243
Federal funds purchased                                        4,000      2,720
Repurchase agreements                                              -        846
Other short-term borrowings                                      500        820
FHLB advances                                                  9,000      8,000
Accrued interest payable                                       1,132      1,052
Other liabilities                                              1,010      1,130
                                                            ---------  ---------
     Total liabilities                                       173,638    154,811
                                                            ---------  ---------

Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000 shares
  authorized; 3,243,739 and 3,038,706 shares
  issued and outstanding                                       3,244      3,039
 Additional paid-in capital                                   14,730     12,726
 Retained earnings                                               483          -
 Accumulated other comprehensive (loss) income, net of tax      (563)       313
 Nonvested restricted stock                                     (303)      (404)
                                                            ---------  ---------
     Total shareholders' equity                               17,591     15,674
                                                            ---------  ---------
                                                            $191,229   $170,485
                                                            =========  =========

          See accompanying notes to consolidated financial statements.


                     SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars in Thousands, except Per Share Data)

                                                      For the Years Ended December 31,
                                                      --------------------------------
                                                            1999      1998      1997
                                                          --------  --------  --------
INTEREST INCOME:
 Loans                                                    $13,676   $12,275   $11,491
 Taxable securities                                           951     1,155     1,173
 Nontaxable securities                                        500       413       135
 Federal funds sold                                           102       397       410
 Other                                                        148       176       172
                                                          --------  --------  --------
                                                           15,377    14,416    13,381
                                                          --------  --------  --------
INTEREST EXPENSE:
 Deposits                                                   6,086     6,431     6,140
 FHLB advances                                                463       256       170
 Other                                                         79       115        94
                                                          --------  --------  --------
                                                            6,628     6,802     6,404
                                                          --------  --------  --------
     Net interest income                                    8,749     7,614     6,977
PROVISION FOR LOAN LOSSES                                    (445)     (290)     (392)
                                                          --------  --------  --------
     Net interest income after provision for loan losses    8,304     7,324     6,585
                                                          --------  --------  --------
NONINTEREST INCOME:
 Service charges and fees on deposit accounts                 247       203       194
 Credit card fees and income                                  338       298       248
 Gain on sale of investment securities                         22         1         -
 Insurance commission fee income                              254       286       193
 Other income                                                 699       620       400
                                                          --------  --------  --------
                                                            1,560     1,408     1,035
                                                          --------  --------  --------
NONINTEREST EXPENSES:
 Salaries, wages and benefits                               3,499     3,167     2,726
 Occupancy                                                    578       494       442
 Furniture, fixtures and equipment                            633       545       448
 Other expenses                                             1,810     1,620     1,534
                                                          --------  --------  --------
                                                            6,520     5,826     5,150
                                                          --------  --------  --------
Income before income taxes                                  3,344     2,906     2,470
Income taxes                                                 (936)   (1,011)     (895)
                                                          --------  --------  --------
NET INCOME                                                $ 2,408   $ 1,895   $ 1,575
                                                          ========  ========  ========

NET INCOME PER COMMON SHARE:
  Basic                                                   $  0.76   $  0.60   $  0.50
  Diluted                                                 $  0.65   $  0.50   $  0.46

AVERAGE SHARES OUTSTANDING:
  Basic                                                     3,176     3,138     3,115
  Diluted                                                   3,727     3,762     3,443

             See accompanying notes to consolidated financial statements.


                                           SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                                      (Dollars in Thousands)


                                                                                       Accumulated
                                                            Additional                    Other        Nonvested        Total
                                                   Common     Paid-in     Retained    Comprehensive   Restricted    Shareholders'
                                                    Stock     capital     earnings     income, net       stock         Equity
                                                   -------  -----------  ----------  ---------------  -----------  ---------------
Balance at December 31, 1996                       $ 2,670  $     8,919  $      48                -            -   $       11,637
Net income for the year ended
December 31, 1997                                        -            -      1,575                -            -            1,575
Other comprehensive income:
 Unrealized holding gains on securities
arising during the period, net of taxes of $47           -            -          -               90            -               90
                                                                                                                   ---------------
Comprehensive income                                     -            -          -                -            -            1,665
                                                                                                                   ---------------
Stock options exercised                                 22           50          -                -            -               72
Issuance of common stock pursuant
to restricted stock plan                                48          457          -                -         (505)               -
Issuance of 5% stock distribution                      136        1,482     (1,618)               -            -                -
Cash in lieu of fractional shares                        -            -         (5)               -            -               (5)
                                                   -------  -----------  ----------  ---------------  -----------  ---------------
Balance at December 31, 1997                         2,876       10,908          -               90         (505)          13,369
Net income for the year ended
December 31, 1998                                        -            -      1,895                -            -            1,895
Other comprehensive income:
Unrealized holding gains on securities
arising during the period, net of taxes of $146          -            -          -              223            -              223
                                                                                                                   ---------------
Comprehensive income                                     -            -          -                -            -            2,118
                                                                                                                   ---------------
Stock options exercised                                 18           70          -                -            -               88
Amortization of deferred compensation
on restricted stock                                      -            -          -                -          101              101
Issuance of 5% stock distribution                      145        1,748     (1,893)               -            -                -
Cash in lieu of fractional shares                        -            -         (2)               -            -               (2)
                                                   -------  -----------  ----------  ---------------  -----------  ---------------
Balance at December 31, 1998                         3,039       12,726          -              313         (404)          15,674
Net income for the year ended
December 31, 1999                                        -            -      2,408                -            -            2,408
Other comprehensive loss:
Unrealized holding losses on securities
arising during the period, net of taxes of ($531)        -            -          -             (860)           -
 Less: reclassification adjustment for gains
 included in net income, net of tax of $6                -            -          -              (16)
                                                                                     ---------------
 Other comprehensive loss                                -            -          -             (876)           -             (876)
                                                                                     ---------------               ----------------
Comprehensive income                                     -            -          -                -            -            1,532
                                                                                                                   ---------------
Stock options exercised                                 53          233          -                -            -              286
Amortization of deferred
 compensation on restricted stock                        -            -          -                -          101              101
Issuance of 5% stock distribution                      152        1,771     (1,923)               -            -                -
Cash in lieu of fractional shares                        -            -         (2)               -            -               (2)
                                                   -------  -----------  ----------  ---------------  -----------  ---------------
Balance December 31, 1999                          $ 3,244  $    14,730  $     483   $         (563)       ($303)  $       17,591
                                                   =======  ===========  ==========  ===============  ===========  ===============

                                   See accompanying notes to consolidated financial statements.


                                    SUMMIT FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in Thousands)

                                                                    For the Years Ended December 31,
                                                                    --------------------------------
                                                                       1999       1998       1997
                                                                     ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  2,408   $  1,895   $  1,575
  Adjustments to reconcile net income to net cash
provided by operating activities:
    Provision for loan losses                                             445        290        392
    Depreciation                                                          496        403        487
    (Gain) loss on sale and disposal of equipment and vehicles            (18)        34        (23)
    Gain on sale of securities available for sale                         (22)        (1)         -
    Net amortization of net premium on investment securities               75         56         26
    Amortization of deferred compensation on restricted stock             101        101          -
    (Increase) decrease in other assets                                  (335)       226       (504)
    Increase (decrease) in other liabilities                              152       (143)       723
    Deferred income taxes                                                (179)      (140)        23
                                                                     ---------  ---------  ---------
         Net cash provided by operating activities                      3,123      2,721      2,699
                                                                     ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                           (7,483)   (11,406)   (18,953)
  Proceeds from sales of securities available for sale                  1,021        951      3,271
  Proceeds from maturities of securities available for sale             5,632     11,882      6,091
  Purchases of investments in FHLB and other stock                       (146)       (84)       (74)
  Purchase of company-owned life insurance                                  -     (1,725)         -
  Net increase in loans                                               (17,610)   (12,106)   (15,715)
  Purchases of finance loans receivable                                     -          -       (499)
  Purchases of premises and equipment                                    (315)    (1,178)      (208)
  Proceeds from sale of equipment and vehicles                             49          -         41
                                                                     ---------  ---------  ---------
         Net cash used by investing activities                        (18,852)   (13,666)   (26,046)
                                                                     ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposit accounts                          17,753       (685)    23,123
  Net increase in federal funds purchased and repurchase agreements       433      2,763         42
  Proceeds from FHLB advances                                          10,550      8,500      2,000
  Repayments of FHLB advances                                          (9,550)    (2,500)    (2,000)
  Net (repayments) proceeds from other
short-term borrowings                                                    (320)      (180)       450
  Proceeds from stock options exercised                                   286         88         72
  Cash paid in lieu of fractional shares                                   (2)        (2)        (5)
                                                                     ---------  ---------  ---------
         Net cash provided by financing activities                     19,150      7,984     23,682
                                                                     ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                    3,421     (2,961)       335
Cash and cash equivalents, beginning of year                            6,400      9,361      9,026
                                                                     ---------  ---------  ---------
Cash and cash equivalents, end of year                               $  9,821   $  6,400   $  9,361
                                                                     =========  =========  =========

                    See accompanying notes to consolidated financial statements.

                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

INVESTMENT SECURITIES - At the time of purchase, investment securities are classified by management into three categories as follows: (1) Investments Held to Maturity: securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities: securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Investments Available for Sale: securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to income in the consolidated statements of income.

LOANS AND INTEREST INCOME - Loans of the Bank are carried at principal amounts, reduced by an allowance for loan losses. The Bank recognizes interest income daily based on the principal amount outstanding using the simple interest method. The accrual of interest is generally discontinued on loans of the Bank which become 90 days past due as to principal or interest or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Management may elect to continue accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balances and accrued interest and the loan is in the process of collection. Amounts received on nonaccrual loans generally are applied against principal prior to the recognition of any interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     Loans of the Finance Company are carried at the gross amount outstanding, reduced by unearned interest, insurance income and other deferred fees, and an allowance for loan losses. Unearned interest and fees are deferred at the time the loans are made and accreted to income using the "Rule of 78's" method. The results from the use of the "Rule of 78's" method are not materially different from those obtained by using the simple interest method. Charges for late payments are credited to income when collected. Loans of the Finance Company are generally charged-off when they become 150 days past due or when it is determined that collection is doubtful.

IMPAIRMENT OF LOANS - Loans are considered to be impaired when, in management's judgment, the collection of all amounts of principal and interest is not probable in accordance with the terms of the loan agreement. The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118 in the areas of disclosure requirements and methods of recognizing income. SFAS 114 requires that impaired loans be recorded at fair value, which is determined based upon the present value of expected cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the value of the underlying collateral. All cash receipts on impaired loans are applied to principal until such time as the principal is brought current. After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone. As a practical matter, the Bank determines which loans are impaired through a loan review process.

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

INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill and customer lists resulting from the Finance Company's branch acquisitions. On an ongoing basis, the Company evaluates the carrying value of these intangible assets and determines whether these assets have been impaired based upon an undiscounted cash flow approach. Amortization of intangibles is provided by using the straight-line method over the estimated economic lives of the assets, which is generally from 5 - 7 years. Intangible assets are included in "Other assets" on the accompanying consolidated balance sheets and have unamortized balances of $497,000 and $654,000 at December 31, 1999 and 1998, respectively, with related amortization of $157,000, $157,000 and $154,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

PER SHARE DATA - Earnings per share ("EPS") are computed in accordance with SFAS 128, "Earnings per Share." SFAS 128 requires companies to report basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Shares of restricted stock that are unvested are not included in weighted average shares outstanding. Diluted EPS reflects the potential dilution of securities that could occur if the Company's dilutive stock options were exercised. Weighted average share and per share data have been restated to reflect the August 1998 two-for-one stock split and all 5% stock distributions.

REPORTING COMPREHENSIVE INCOME - As of January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosure requirements of SFAS 130 have been included in the Company's consolidated statements of shareholders' equity and comprehensive income.

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

RECLASSIFICATIONS - Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentations. These reclassifications had no impact on shareholders' equity or net income as previously reported.

NOTE  2  -  STATEMENT  OF  CASH  FLOWS
     For the purpose of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $9,821,000 and $6,400,000 at December 31, 1999 and 1998, respectively.

The following summarizes supplemental cash flow data for the years ended December 31:

(dollars in thousands)                1999     1998    1997
-----------------------------------  -------  ------  ------
Interest paid                        $6,548   $7,120  $5,857
Income taxes paid                     1,162      870   1,065
Change in fair value of investment
 securities, net of income taxes       (876)     223      90

NOTE  3  -  RESTRICTIONS  ON  CASH  AND  DUE  FROM  BANKS
     The Company's banking subsidiary is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The amount of the required reserve balance at December 31, 1999 and 1998 was $834,000 and $543,000, respectively.

NOTE  4  -  INVESTMENT  SECURITIES
     The aggregate amortized cost, fair value, and gross unrealized gains and losses of investment securities available for sale at December 31 were as follows:


(dollars in thousands)                       1999                                          1998
----------------------    -----------------------------------------    ----------------------------------------
                                         Gross Unrealized                            Gross Unrealized
                          Amortized   ---------------------   Fair     Amortized  ---------------------   Fair
                             Cost        Gains      Losses    Value      Cost        Gains      Losses    Value
                          ----------  -----------  --------  -------  ----------  -----------  --------  -------
U.S. treasury             $      489  $         6  $     -   $   495  $    1,250  $         3  $     -   $ 1,253
U.S. government agencies      12,483            -     (165)   12,318       9,819          123       (3)    9,939
Mortgage-backed                3,573            -      (36)    3,537       5,404           31      (14)    5,421
States and municipal          10,829            3     (716)   10,116      10,124          370       (5)   10,489
                          ----------  -----------  --------  -------  ----------  -----------  --------  -------
                          $   27,374  $         9    ($917)  $26,466  $   26,597  $       527     ($22)  $27,102
                          ==========  ===========  ========  =======  ==========  ===========  ========  =======

     The amortized cost and estimated fair value of investment securities available for sale at December 31, 1999, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Fair value of securities was determined using quoted market prices.


                                          Amortized    Fair
(dollars in thousands)                       Cost      Value
----------------------------------------  ----------  -------
Due in one year or less                   $      668  $   671
Due after one year, through five years        10,494   10,396
Due after five years, through ten years        4,989    4,889
Due after ten years                           11,223   10,510
                                          ----------  -------
                                          $   27,374  $26,466
                                          ==========  =======

     The change in the unrealized gain on securities available for sale, net of taxes, recorded in shareholders' equity for the year ended December 31, 1999 was ($876,000). Investment securities with an approximate book value of $13,045,000 and $8,589,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. Estimated fair values of securities pledged were $12,717,000 and $8,734,000 at December 31, 1999 and 1998, respectively. There were no gross unrealized losses on sales of securities in any year presented. There were no securities classified as "Held to Maturity" in any year presented.

NOTE  5  -  INVESTMENTS  REQUIRED  BY  LAW
     Summit National Bank, as a member of the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank of Atlanta ("FHLB"), is required to own capital stock in these organizations. The Bank's equity investments required by law are included in the accompanying consolidated balance sheets in "Other assets". The amount of stock owned is based on the Bank's capital levels in the case of the FRB and totaled $255,000 at December 31, 1999 and 1998. The amount of FHLB stock owned is determined based on the Bank's balances of residential mortgages and advances from the FHLB and totaled $550,000 and $479,000 at December 31, 1999 and 1998, respectively. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

NOTE  6  -  LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES
     A  summary  of  loans  by  classification  at  December  31  is as follows:


(dollars in thousands)                       1999       1998
-----------------------------------------  ---------  ---------
Commercial and industrial                  $ 26,217   $ 24,100
Commercial secured by real estate            55,647     48,527
Real estate - residential mortgages          47,366     42,832
Real estate - construction                   10,135      6,463
Installment and other consumer loans          5,402      5,656
Consumer finance, net of unearned income      3,183      2,881
Other loans and overdrafts                      220        210
                                           ---------  ---------
                                            148,170    130,669
Less - allowance for loan losses             (2,163)    (1,827)
                                           ---------  ---------
                                           $146,007   $128,842
                                           =========  =========

     Unearned income on consumer finance loans totaled $939,000 and $808,000 at December 31, 1999 and 1998, respectively. One loan totaling $147,000 was on nonaccrual at December 31, 1999. Foregone interest income on the nonaccrual loan was approximately $4,000 during 1999 while interest income recognized on this loan was approximately $17,000 during the year. This nonaccrual loan was not considered impaired at December 31, 1999. There were no loans on nonaccrual at December 31, 1998. Loans past due in excess of 90 days amounted to approximately $130,000 and $483,000 at December 31, 1999 and 1998, respectively. There were no foreclosed loans or other real estate owned in any year presented. There were no impaired loans at or for the years ended December 31, 1999 or 1998.

     Changes in the allowance for loan losses for the years ended December 31 were as follows:


(dollars in thousands)                            1999     1998     1997
-----------------------------------------------  -------  -------  -------
Balance, beginning of year                       $1,827   $1,728   $1,487
    Provision for losses                            445      290      392
    Loans charged-off                              (417)    (408)    (428)
    Recoveries of loans previously charged-off      308      217      251
    Allocation for purchased loans                    -        -       26
                                                 _______  _______  _______
Balance, end of year                             $2,163   $1,827   $1,728
                                                 =======  =======  =======

     The Company makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in the Upstate of South Carolina. The Company has a diversified loan portfolio and the Company's loan portfolio is not dependent upon any specific economic segment. The Company regularly monitors its credit concentrations based on loan purpose, industry, and customer base. As of December 31, 1999, there were no material concentrations of credit risk within the Company's loan portfolio.

     Directors, executive officers, and associates of such persons are customers of and have transactions with the Company's bank subsidiary in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which are made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these outstanding loans was approximately $5,200,000 and $5,515,000 at December 31, 1999 and 1998, respectively. During 1999, new loans and advances on lines of credit of approximately $2,358,000 were made, and payments on these loans and lines totaled approximately $2,673,000. At December 31, 1999, there were commitments to extend additional credit to related parties in the amount of approximately $3,300,000.

     Under current Federal Reserve regulations, the Bank is limited in the amount it may loan to the Company, the Finance Company, or other affiliates. Loans made by the Bank to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank's capital, surplus and undivided profits, after adding back the allowance for loan losses. Based on these limitations, approximately $3.5 million was available for loans to the Company and the Finance Company at December 31, 1999. Certain collateral restrictions also apply to loans from the Bank to its affiliates.

NOTE  7  -  PREMISES,  EQUIPMENT  AND  LEASES
     A  summary  of  premises  and  equipment  at  December  31  is  as follows:


(dollars in thousands)              1999      1998
--------------------------------  --------  --------
Land                              $   483   $   483
Building                            1,255     1,252
Leasehold improvements                839       825
Computer and office equipment       1,559     1,372
Furniture and fixtures                625       612
Vehicles                               94        91
                                  --------  --------
                                    4,855     4,635
Less - accumulated depreciation    (1,965)   (1,534)
                                  --------  --------
                                  $ 2,890   $ 3,101
                                  ========  ========

     Depreciation expense charged to operations totaled $496,000, $403,000, and $487,000 in 1999, 1998 and 1997, respectively.

     The Company leases branch facilities for both the Bank and the Finance Company. These leases have initial terms of from two to ten years and various renewal options under substantially the same terms with certain rate escalations. Rent expense charged to operations totaled $271,000, $226,000, and $204,000, respectively, for the years ended December 31, 1999, 1998, and 1997. The annual minimum rental commitments under the terms of the Company's noncancellable leases at December 31, 1999 are as follows: (dollars in thousands)


2000        $  269
2001           239
2002           222
2003           225
2004           197
Thereafter      55
            ------
            $1,207
            ======

NOTE  8  -  DEPOSITS
     The scheduled maturities of time deposits subsequent to December 31, 1999 are as follows: (dollars in thousands)


2000        $64,862
2001          3,401
2002            742
2003             42
2004            124
Thereafter       84
            -------
            $69,255
            =======

     The remaining maturity of time deposits in denominations in excess of $100,000 is $9,731,000 in three months or less; $6,589,000 in over three through six months; $11,032,000 in over six through twelve months; and $1,107,000 in over twelve months.

NOTE  9  -  BORROWED  FUNDS
     Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. These borrowings bear interest at the prevailing market rate for federal funds purchased. Average interest rates on federal funds purchased were 5.02% and 5.40% for the years ended December 31, 1999 and 1998, respectively. There were no federal funds purchased during 1997.

     Other short-term borrowings consist of term loan agreements with unrelated individuals which have initial maturities of less than one year. These term loans are unsecured and bear interest at fixed rates. The weighted-average interest rate on short-term borrowings outstanding at each year end was 6.50% and 6.91% at December 31, 1999 and 1998, respectively.

     Repurchase agreements represent short-term borrowings by the Bank with overnight maturities which rollover under a continuing contract. Repurchase agreements are collateralized by securities of U.S. government agencies or by obligations of state and political subdivisions. All pledged collateral is held by a third-party safekeeper. Pledged securities for repurchase agreements at December 31, 1998 had a book value of $1,073,000 and a fair value of $1,099,000. There were no repurchase agreements outstanding during 1999.

     The following is a summary of information related to the outstanding repurchase agreements for each of the years ended December 31:


(dollars in thousands)            1998    1997
-------------------------------  ------  ------
Average outstanding              $ 823   $ 789
Maximum at any month-end         $ 846   $ 803
Weighted-average interest rate    4.85%   5.42%

     The components of other interest expense for each of the years ended December 31 presented in the accompanying consolidated statements of income is as follows:


(dollars in thousands)        1999   1998   1997
----------------------------  -----  -----  -----
Federal funds purchased       $  46  $   2  $   -
Repurchase agreements             -     41     42
Other short-term borrowings      33     72     52
                             ------  -----  -----
                              $  79  $ 115  $  94
                              =====  =====  =====

NOTE  10  -  FHLB  ADVANCES
     FHLB advances represent borrowings from the FHLB of Atlanta by the Bank pursuant to a line of credit collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. These advances have various maturity dates with interest payable monthly on maturities of one year or less and interest payable quarterly on maturities over one year. Total loans of the Bank pledged to the FHLB for advances at December 31, 1999 were approximately $31 million.

     At December 31, 1999 FHLB advances were at fixed interest rates ranging from 5.01% to 5.77% with initial maturities from one to ten years. Interest rates ranged from 5.40% to 5.77% during 1998. The weighted-average interest rate on FHLB advances outstanding at December 31, 1999 and 1998 was 5.32% and 5.63%, respectively. At December 31, 1999, advances totaling $7 million were subject to one-time call features at the option of the FHLB with call dates ranging from April 2000 to June 2003. Scheduled maturities of FHLB advances subsequent to December 31, 1999 are $2,000,000 in 2000; $3,000,000 in 2003;
$3,000,000  in  2004;  and  $1,000,000  thereafter.

NOTE  11  -  UNUSED  LINES  OF  CREDIT
     At December 31, 1999, the Bank had available credit of approximately $19,000,000 with the FHLB. Borrowings under this arrangement can be made with various terms and repayment schedules and with fixed or variable rates of interest. Advances under this line would be secured by the existing blanket lien on qualifying loans secured by first mortgages on 1-4 family residences.

     At December 31, 1999, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated banks with available balances totaling $11,300,000. The interest rate on any borrowings under these lines would be the prevailing market rate for federal funds purchased. These lines are available to be outstanding up to ten consecutive days for general corporate purposes of the Bank and have specified repayment deadlines after disbursement of funds. All of the lenders have reserved the right to withdraw these lines at their option.

     The Company has a line of credit arrangement with a commercial bank for the purpose of funding the loan receivables of the Finance Company. The line, which is for a total of $2.5 million, is secured by the common stock of the Bank and bears interest at the prime lending rate less 50 basis points. The line requires quarterly interest payments and matures in October 2001. Under the terms of the line, the Company is required to meet certain covenants, including minimum capital levels and other performance ratios. The Company believes it is in compliance with these covenants. There was no outstanding balance on the line at December 31, 1999 or 1998.

NOTE  12  -  INCOME  TAXES
     The provision for income taxes for the years ended December 31 is as follows:


(dollars in thousands)   1999     1998    1997
----------------------  -------  -------  -----
Current:
  Federal               $1,023   $1,061   $ 798
  State                     92       90      74
                        -------  -------  -----
                         1,115    1,151     872
                        -------  -------  -----
Deferred:
  Federal                 (179)    (140)     23
  State                      -        -       -
                        -------  -------  -----
                          (179)    (140)     23
                        -------  -------  -----
Total tax provision     $  936   $1,011   $ 895
                        =======  =======  =====

     Income taxes are different than tax expense computed by applying the statutory federal tax rate of 34% to income before income taxes. The reasons for the differences for years ended December 31 are as follows:


(dollars in thousands)               1999     1998     1997
----------------------------------  -------  -------  ------
Tax expense at statutory rate       $1,137   $  988   $ 840
State tax, net of federal benefit       61       59      49
Change in valuation allowance for
 deferred tax assets                   (13)     (10)     (3)
Effect of tax exempt interest         (192)     (75)    (37)
Other, net                             (57)      49      46
                                    -------  -------  ------
Total                               $  936   $1,011   $ 895
                                    =======  =======  ======

     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 were as follows:


 (dollars in thousands)                                     1999     1998
---------------------------------------------------------  -------  ------
Deferred tax assets:
  Allowance for loan losses deferred for tax purposes      $  700   $ 586
  Book depreciation and amortization in excess of tax          90      71
  Unrealized net losses on securities available for sale      345       -
  Other                                                        33      34
                                                           -------  ------
          Gross deferred tax assets                         1,168     691
          Less: valuation allowance                            (2)    (15)
                                                           -------  ------
          Net deferred tax assets                           1,166     676
                                                           -------  ------
Deferred tax liabilities:
  Net deferred loan costs                                     (15)    (22)
  Unrealized net gains on securities available for sale         -    (192)
  Compensation expense deferred for financial reporting       (82)   (109)
                                                           -------  ------
          Gross deferred tax liabilities                      (97)   (323)
                                                           -------  ------
Net deferred tax asset                                     $1,069   $ 353
                                                           =======  ======

     The net deferred tax asset is included in "Other assets" in the accompanying consolidated balance sheets. A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. A current period deferred tax benefit of $537,000 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $179,000. The valuation allowance for deferred income taxes relates to the state loss carryforwards which may not be ultimately realized to reduce taxes of the Company. The decreases in the valuation allowance for each of the years ended December 31, 1999 and 1998 were based on actual earnings of the Company for those years. In management's opinion, it is more likely than not that the results of future operations will generate sufficient income to realize the net deferred tax asset.

NOTE  13  -  CAPITAL  STOCK  AND  PER  SHARE  INFORMATION
     On November 29, 1999, the Company issued a 5% stock dividend. The dividend was issued to all shareholders of record on November 15, 1999 and resulted in the issuance of 153,822 shares of common stock of the Company. All average share and per share data have been restated to reflect the stock dividend as of the earliest period presented.

     As of December 31, 1999, there were 293,802 common shares reserved for issuance under stock compensation benefit plans.

     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income. There was no required adjustment to the numerator from the net income reported on the accompanying statements of income.


                                            1999                    1998                    1997
                                    ---------------------  ----------------------  ----------------------
                                      Basic      Diluted      Basic      Diluted      Basic      Diluted
Net income                         $2,408,000  $2,408,000  $1,895,000  $1,895,000  $1,575,000  $1,575,000
                                   ----------  ----------  ----------  ----------  ----------  ----------
Average shares outstanding          3,175,672   3,175,672   3,137,981   3,137,981   3,115,238   3,115,238
Effective of dilutive securities:
 Stock options                              -     517,920           -     579,610           -     327,718
 Unvested restricted stock                  -      33,340           -      44,453           -           -
                                   ----------  ----------  ----------  ----------  ----------  ----------
                                    3,175,672   3,726,932   3,137,981   3,762,044   3,115,238   3,442,956
                                   ----------  ----------  ----------  ----------  ----------  ----------
Per share amount                   $     0.76  $     0.65  $     0.60  $     0.50  $     0.50  $     0.46
                                   ==========  ==========  ==========  ==========  ==========  ==========

NOTE  14  -  REGULATORY  CAPITAL  REQUIREMENTS  AND  DIVIDEND  RESTRICTIONS
     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier I capital, and Tier I leverage capital as set forth in the table following. Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 1999 and 1998, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts and ratios at December 31, 1999 and 1998 as well as the minimum calculated amounts for each regulatory defined category.

                                                                               To Be
                                                            For Capital    Categorized
                                                             Adequacy         "Well
(dollars  in  thousands)                    Actual           Purposes      Capitalized"
------------------------                ---------------  ---------------  ---------------
                                        Amount   Ratio   Amount   Ratio   Amount   Ratio
                                        -------  ------  -------  ------  -------  ------
AS OF DECEMBER 31, 1999
The Company
--------------------------------------
Total capital to risk-weighted assets   $19,955  12.51%  $12,765   8.00%        N.A.
Tier 1 capital to risk-weighted assets  $17,960  11.26%  $ 6,383   4.00%        N.A.
Tier 1 capital to average assets        $17,960   9.97%  $ 7,206   4.00%        N.A.
The Bank
--------------------------------------
Total capital to risk-weighted assets   $17,907  11.37%  $12,596   8.00%  $15,745  10.00%
Tier 1 capital to risk-weighted assets  $15,995  10.16%  $ 6,298   4.00%  $ 9,447   6.00%
Tier 1 capital to average assets        $15,995   9.00%  $ 7,111   4.00%  $ 8,890   5.00%

AS OF DECEMBER 31, 1998
The Company
--------------------------------------
Total capital to risk-weighted assets   $16,846  12.16%  $11,083   8.00%        N.A.
Tier 1 capital to risk-weighted assets  $15,114  10.91%  $ 5,541   4.00%        N.A.
Tier 1 capital to average assets        $15,114   9.08%  $ 6,657   4.00%        N.A.
The Bank
--------------------------------------
Total capital to risk-weighted assets   $15,126  11.12%  $10,878   8.00%  $13,597  10.00%
Tier 1 capital to risk-weighted assets  $13,520   9.94%  $ 5,438   4.00%  $ 8,158   6.00%
Tier 1 capital to average assets        $13,520   8.25%  $ 6,556   4.00%  $ 8,196   5.00%

     The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. As of December 31, 1999, no cash dividends have been declared or paid by the Bank and the Bank had available retained earnings of $7.5 million.

NOTE  15  -  OTHER  INCOME  AND  OTHER  EXPENSES
     The components of other operating income for the years ended December 31 are as follows:


(dollars in thousands)                1999   1998   1997
------------------------------------  -----  -----  -----
Late charges and other loan fees      $ 235  $ 215  $ 180
Nondeposit product sales commission     148    177    104
Other                                   316    228    116
                                      -----  -----  -----
                                      $ 699  $ 620  $ 400
                                      =====  =====  =====

     The components of other operating expenses for the years ended December 31 are as follows:


(dollars in thousands)                     1999    1998    1997
----------------------------------------  ------  ------  ------
Advertising and public relations          $  251  $  200  $  256
Stationary, printing and office support      314     324     317
Credit card service expense                  277     231     194
Legal and professional fees                  311     239     203
Amortization of intangibles                  157     157     154
Other                                        500     469     410
                                          ------  ------  ------
                                          $1,810  $1,620  $1,534
                                          ======  ======  ======

NOTE  16  -  STOCK  COMPENSATION  PLANS
     The Company has a Restricted Stock Plan for awards to certain key employees. Under the Restricted Stock Plan, the Company may grant common stock to its employees for up to 268,018 shares. All shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. The restrictions as to transferability of shares granted under this plan vest over a period of 5 years at a rate of 20% on each anniversary date of the grant. At December 31, 1999, there were 55,566 shares of restricted stock outstanding. Deferred compensation representing the difference between the fair market value of the stock at the date of grant and the cash paid for the stock is amortized over a five-year vesting period as the restrictions lapse. Included in the accompanying consolidated statements of income under the caption "Salaries, wages and benefits" is $101,000 of amortized deferred compensation for each of the years ended December 31, 1999 and 1998.

     The Company has two Incentive Stock Option Plans (one approved in 1989 and one in 1999) and a Non-Employee Stock Option Plan (collectively referred to as stock-based option plans). Under the Incentive Stock Option Plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. The
Incentive Stock Option Plans authorize the granting of stock options up to a maximum of 912,307 shares of common stock. At December 31, 1999, 208,700 option shares were available to be granted under these plans.

     Under the Non-Employee Stock Option Plan, options have been granted, at a price not less than the fair market value of the shares at the date of grant, to eligible non-employee directors as a retainer for their services as directors. Options granted are exercisable for a period of ten years from the date of grant. Options granted on January 1, 1995 became exercisable one year after the date of grant. Options granted on January 1, 1996 become exercisable over a period of nine years at a rate of 11.1% on each of the first nine anniversaries of the date of grant. The Non-Employee Stock Option Plan authorizes the granting of stock options up to a maximum of 335,024 shares of common stock. At December 31, 1999, 16,591 option shares were available to be granted under this plan.

     The following is a summary of the activity under the stock-based option plans for the years ended December 31, 1999, 1998 and 1997:


                                1999                  1998                 1997
                           -----------------   ------------------   ------------------
                                    Weighted             Weighted             Weighted
                                     Average              Average              Average
                                    Exercise             Exercise             Exercise
                           Shares     Price     Shares     Price     Shares     Price
                          --------  ---------  --------  ---------  --------  ---------
Outstanding, January 1    973,027   $    5.55  957,435   $    5.12  937,582   $    4.95
Granted                    16,080   $   13.40   50,800   $   14.10   60,427   $    6.83
Canceled                  (27,971)  $    7.53  (16,126)  $    8.14  (13,443)  $    6.23
Exercised                 (53,323)  $    3.84  (19,082)  $    4.70  (27,131)  $    2.68
                          --------  ---------  -------   ---------  -------   ---------
Outstanding, December 31  907,813   $    5.73  973,027   $    5.55  957,435   $    5.12
                          ========  =========  ========  =========  ========  =========
Exercisable, December 31  599,527   $    4.87  497,832   $    4.35  429,553   $    4.10
                          ========  =========  ========  =========  ========  =========

     The following table summarizes information about stock options outstanding under the stock-based option plans at December 31, 1999:


                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                      --------------------------------     -------------------
                                  Weighted
                                   Average    Weighted                Weighted
                      Number      Remaining    Average     Number      Average
Range of Exercise     Options    Contractual  Exercise     Options    Exercise
Prices:             Outstanding     Life        Price    Exercisable    Price
------------------  -----------  -----------  ---------  -----------  ---------
2.37  -  $3.05         150,732    1.2 years  $    2.63      150,732  $    2.63
3.64  -  $4.38         176,062    4.8 years  $    4.36      176,062  $    4.36
5.88                   291,265    6.0 years  $    5.88      134,092  $    5.88
6.38 - $6.48           224,832    7.0 years  $    6.48      127,021  $    6.48
8.75 - $13.83           23,252    8.9 years  $   11.22        4,410  $    9.49
14.51 - $14.76          41,670    8.4 years  $   14.55        7,210  $   14.51
                      --------    ---------  ---------     --------  ---------
2.37  - $14.76         907,813    5.4 years  $    5.73      599,527  $    4.87
                      ========    =========  =========     ========  =========

     The Company follows APB 25 to account for its stock-based option plans. Accordingly, no compensation cost has been recognized for the stock-based option plans. Had compensation cost for the Company's incentive and non-employee stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS 123, the Company's net earnings and diluted earnings per share would have been reduced to the proforma amounts as follows:


(dollars, except per share, in thousands)   1999    1998    1997
-----------------------------------------  ------  ------  ------
Net income - as reported                   $2,408  $1,895  $1,575
Net income - proforma                      $2,167  $1,705  $1,436
Diluted earnings per share - as reported   $ 0.65  $ 0.50  $ 0.46
Diluted earnings per share - proforma      $ 0.58  $ 0.45  $ 0.42

     The weighted-average fair value per share of options granted in 1999 and 1998 amounted to $7.64 and $8.34, respectively. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: expected volatility of 79.5%, 49.1%, and 26.5% for 1999, 1998 and 1997, respectively; risk-free interest rate of 6.00%, 4.54%, and 5.70% for 1999, 1998, and 1997, respectively; and expected lives of the options of 4.6 years, 7.5 years, and 6 years for 1999, 1998, and 1997. There were no cash dividends in any year.

NOTE  17  -  EMPLOYEE  BENEFIT  PLANS
     The Company maintains an employee benefit plan for all eligible employees of the Company and its subsidiaries under the provisions of Internal Revenue Code Section 401K. The Summit Retirement Savings Plan (the "Plan") allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches employee contributions from one percent to a maximum of six percent of deferred compensation. The matching contributions as a percent of deferred compensation were 6% for 1999 and 1998, and 4% for 1997. A total of $113,000, $106,000, and $61,000, respectively, in 1999, 1998, and 1997 was charged to operations for the Company's matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after five years of service.

     During 1998, Summit National Bank entered into salary continuation agreements with several key management employees, all of whom are officers. Under the agreements, the Bank is obligated to provide for each such employee or his beneficiaries, during a period of 20 years after the employee's death, disability, or retirement, annual benefits ranging from $38,000 to $113,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this nonqualified salary continuation plan, which is an unfunded plan, for the years ended December 31, 1999 and 1998 amounted to $52,000 and $49,000, respectfully. To partially finance benefits under this plan, the Bank purchased and is the beneficiary of life insurance policies. Proceeds from the insurance policies are payable to the Company upon the death of the participant. The cash surrender value of these policies included in the accompanying consolidated balance sheets in "Other assets" was $1,831,000 and $1,754,000 at December 31, 1999 and 1998, respectively.

NOTE  18  -  CONTINGENT  LIABILITIES
     In the normal course of business, the Company and its subsidiaries are periodically subject to various pending or threatened lawsuits in which claims for monetary damages may be asserted. In the opinion of the Company's management, after consultation with legal counsel, none of this litigation should have a material adverse effect on the Company's financial position.

NOTE  19  -  FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE  SHEET  RISK
     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments.

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

     At December 31, 1999 the Company's commitments to extend additional credit, including obligations under the Company's revolving credit card program, totaled approximately $46,908,000, of which approximately $5,870,000 represents commitments to extend credit at fixed rates of interest. Commitments to extend credit at fixed rates expose the Company to some degree of interest rate risk. Included in the Company's total commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $4,829,000 at December 31, 1999. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE  20  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practicable to estimate fair value. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment, and other assets and liabilities.

     Fair value approximates book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing deposits in banks, federal funds sold, federal funds purchased, repurchase agreements, short-term FHLB advances, and other short-term borrowings. Fair value of investment securities is estimated based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

     Fair value for demand deposit accounts and variable rate interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts maturing during 2000 are valued at their carrying value. Certificate of deposit accounts maturing after 2000 are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value for long-term FHLB advances is based on discounted cash flows using the current market rate.

     The estimated fair market value of commitments to extend credit and standby letters of credit are equal to their carrying value as the majority of these off-balance sheet instruments have relatively short terms to maturity and are written with variable rates of interest.

     The Company has used management's best estimate of fair values based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income tax or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

     The estimated fair values of the Company's financial instruments are as follows:


(dollars in thousands)                            1999                    1998
----------------------                    ---------------------   ----------------------
                                          Carrying    Estimated   Carrying    Estimated
                                           Amount    Fair Value    Amount    Fair Value
                                          ---------  -----------  ---------  -----------
Financial Assets:
Cash and due from banks                   $   3,952  $     3,952  $   5,377  $     5,377
Interest-bearing bank balances                4,399        4,399        623          623
Federal funds sold                            1,470        1,470        400          400
Investment securities available for sale     26,466       26,466     27,102       27,102
Loans, net                                  146,007      143,840    128,842      133,856
Financial Liabilities:
Deposits                                    157,996      158,646    140,243      139,905
Federal funds purchased and
 repurchase agreements                        4,000        4,000      3,566        3,566
Other short-term borrowings                     500          500        820          820
FHLB advances                                 9,000        9,100      8,000        7,884


NOTE  21  -  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
     Consolidated quarterly operating data for the years ended December 31 is summarized as follows (per share data has been restated to reflect the stock split and all distributions issued):


(dollars  in  thousands,  except
 per share data)                                        1999                                        1998
----------------                     -----------------------------------------    ----------------------------------------
                                       First     Second      Third     Fourth      First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Interest income                      $  3,565   $  3,690   $  3,991   $  4,131   $  3,550   $  3,588   $  3,691   $  3,587
Interest expense                       (1,520)    (1,584)    (1,737)    (1,787)    (1,687)    (1,732)    (1,747)    (1,636)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income                     2,045      2,106      2,254      2,344      1,863      1,856      1,944      1,951
Provision for loan losses                 (81)      (129)      (108)      (127)       (50)       (51)       (40)      (149)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income after
  provision for loan losses             1,964      1,977      2,146      2,217      1,813      1,805      1,904      1,802
Noninterest income                        394        390        369        407        383        384        339        302
Noninterest expenses                   (1,563)    (1,550)    (1,661)    (1,746)    (1,545)    (1,465)    (1,459)    (1,357)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes                795        817        854        878        651        724        784        747
Income taxes                             (228)      (235)      (237)      (236)      (236)      (269)      (284)      (222)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income                                567        582        617        642        415        455        500        525
Unrealized net holding (loss)
  gain on securities, net of taxes
  and reclassification of gains in
  net income                             (190)      (312)      (218)      (156)        38          7        163         15
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Comprehensive income                 $    377   $    270   $    399   $    486   $    453   $    462   $    663   $    540
                                     =========  =========  =========  =========  =========  =========  =========  =========
NET INCOME PER SHARE:
   Basic                             $   0.18   $   0.19   $   0.19   $   0.20   $   0.13   $   0.14   $   0.16   $   0.17
   Diluted                           $   0.15   $   0.16   $   0.17   $   0.17   $   0.11   $   0.12   $   0.13   $   0.14
AVERAGE COMMON SHARES
 OUTSTANDING:
   Basic                                3,163      3,167      3,171      3,197      3,131      3,136      3,139      3,144
   Diluted                              3,771      3,775      3,722      3,726      3,731      3,784      3,786      3,769


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


 (dollars in thousands)        Bank      Finance    Corporate     Total
---------------------------  ---------  ---------  -----------  ---------
AT AND FOR THE YEAR ENDED
 DECEMBER 31, 1999
Interest income              $ 13,761   $  1,713         ($97)  $ 15,377
Interest expense               (6,594)      (284)         250     (6,628)
                             ---------  ---------  -----------  ---------
Net interest income             7,167      1,429          153      8,749
Provision for loan losses        (265)      (180)           -       (445)
Noninterest income              1,262        346          (48)     1,560
Noninterest expenses           (4,998)    (1,512)         (10)    (6,520)
                             ---------  ---------  -----------  ---------
Income before income taxes      3,166         83           95      3,344
Income taxes                     (874)       (29)         (33)      (936)
                             ---------  ---------  -----------  ---------
Net income                   $  2,292   $     54   $       62   $  2,408
                             =========  =========  ===========  =========
Net loans                    $144,285   $  2,932      ($1,210)  $146,007
                             =========  =========  ===========  =========
Total assets                 $188,769   $  3,748      ($1,288)  $191,229
                             =========  =========  ===========  =========



(dollars in thousands)         Bank      Finance    Corporate     Total
---------------------------  ---------  ---------  -----------  ---------
AT AND FOR THE YEAR ENDED
 DECEMBER 31, 1998
Interest income              $ 12,912   $  1,577         ($73)  $ 14,416
Interest expense               (6,731)      (286)         215     (6,802)
                             ---------  ---------  -----------  ---------
Net interest income             6,181      1,291          142      7,614
Provision for loan losses        (146)      (144)           -       (290)
Noninterest income              1,156        300          (48)     1,408
Noninterest expenses           (4,260)    (1,550)         (16)    (5,826)
                             ---------  ---------  -----------  ---------
Income before income taxes      2,931       (103)          78      2,906
Income taxes                   (1,020)        35          (26)    (1,011)
                             ---------  ---------  -----------  ---------
Net income                   $  1,911       ($68)  $       52   $  1,895
                             =========  =========  ===========  =========
Net loans                    $127,327   $  2,660      ($1,145)  $128,842
                             =========  =========  ===========  =========
Total assets                 $168,072   $  3,634      ($1,221)  $170,485
                             =========  =========  ===========  =========



(dollars in thousands)         Bank      Finance    Corporate     Total
---------------------------  ---------  ---------  -----------  ---------
AT AND FOR THE YEAR ENDED
 DECEMBER 31, 1997
Interest income              $ 11,858   $  1,614         ($91)  $ 13,381
Interest expense               (6,352)      (304)         252     (6,404)
                             ---------  ---------  -----------  ---------
Net interest income             5,506      1,310          161      6,977
Provision for loan losses        (216)      (176)           -       (392)
Noninterest income                780        303          (48)     1,035
Noninterest expenses           (3,589)    (1,569)           8     (5,150)
                             ---------  ---------  -----------  ---------
Income before income taxes      2,481       (132)         121      2,470
Income taxes                     (900)        45          (40)      (895)
                             ---------  ---------  -----------  ---------
Net income                   $  1,581       ($87)  $       81   $  1,575
                             =========  =========  ===========  =========
Net loans                    $115,548   $  2,579      ($1,100)  $117,027
                             =========  =========  ===========  =========
Total assets                 $157,701   $  3,698      ($1,120)  $160,279
                             =========  =========  ===========  =========


NOTE  23  -  PARENT  COMPANY  FINANCIAL  INFORMATION
     The following is condensed financial information of Summit Financial Corporation (parent company only) at December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997.


                          SUMMIT FINANCIAL CORPORATION
                            CONDENSED BALANCE SHEETS

                                          December 31,
                                       ----------------
(dollars in thousands)                  1999      1998
-------------------------------------  -------  --------
ASSETS
Cash                                   $   267  $   154
Investment in bank subsidiary           15,432   14,016
Investment in nonbank subsidiary            53       (1)
Due from subsidiaries                    1,879    1,864
Other assets                                 -        2
                                       -------  --------
                                       $17,631  $16,035
                                       =======  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accruals and other liabilities         $    40  $    38
Due to subsidiaries                          -        3
Other borrowings                             -      320
Shareholders' equity                    17,591   15,674
                                       -------  --------
                                       $17,631  $16,035
                                       =======  ========



                          SUMMIT FINANCIAL CORPORATION
                         CONDENSED STATEMENTS OF INCOME

                              For the Years Ended December 31,
                              --------------------------------
(dollars in thousands)                1999     1998     1997
-----------------------------------  -------  -------  -------
Interest income                      $  153   $  176   $  175
Interest expense                         (1)     (33)     (13)
                                     -------  -------  -------
Net interest income                     152      143      162
Noninterest expenses                    (57)     (65)     (40)
                                     -------  -------  -------
Net operating income                     95       78      122
Equity in undistributed net income
 of subsidiaries                      2,346    1,843    1,493
                                     -------  -------  -------
Income before taxes                   2,441    1,921    1,615
Income taxes                            (33)     (26)     (40)
                                     -------  -------  -------
Net income                           $2,408   $1,895   $1,575
                                     =======  =======  =======



                            SUMMIT FINANCIAL CORPORATION
                         CONDENSED STATEMENTS OF CASH FLOWS

                                                    For the Years Ended December 31,
                                                    --------------------------------
(dollars in thousands)                                    1999      1998      1997
------------------------------------------------------  --------  --------  --------
Operating activities:
Net income                                              $ 2,408   $ 1,895   $ 1,575
Adjustments to reconcile net income to net cash
  provided by operating activities:
Equity in undistributed net income of subsidiaries       (2,346)   (1,843)   (1,493)
Decrease in other assets                                      2         1         -
Increase (decrease) in other liabilities                      2        (9)       19
Amortization of deferred compensation                       101       101         -
Deferred taxes                                                -         -         2
                                                        --------  --------  --------
     Net cash provided by operating activities              167       145       103
                                                        --------  --------  --------
INVESTING ACTIVITIES:
Net (increase) decrease in due from subsidiary              (15)       66      (129)
Net (decrease) increase in due to subsidiary                 (3)        3         -
Capital contribution to bank subsidiary                       -         -      (500)
     Net cash (used) provided by investing activities       (18)       69      (629)
                                                        --------  --------  --------
FINANCING ACTIVITIES:
Proceeds from notes payable                                   -         -       500
Repayments of notes payable                                (320)     (180)      (50)
Employee stock options exercised                            286        88        72
Cash paid in lieu of fractional shares                       (2)       (2)       (5)
     Net cash (used) provided by financing activities       (36)      (94)      517
                                                        --------  --------  --------
Net change in cash and cash equivalents                     113       120        (9)
Balance, beginning of year                                  154        34        43
                                                        --------  --------  --------
Balance, end of year                                    $   267   $   154   $    34
                                                        ========  ========  ========

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors
Summit  Financial  Corporation


     We have audited the accompanying consolidated balance sheets of Summit Financial Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



    /s/  KPMG  LLP

Greenville,  South  Carolina
January  18,  2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There has been no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.


                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2000 Annual Meeting of the Shareholders, which information is incorporated herein by reference as follows:
     (a)  Identification  of  Directors:  Page  4  of  the  2000 Proxy Statement
     (b)  Identification  of  Executive  Officers:  Page  7  of  the  2000 Proxy
Statement
     (c)  Identification  of  Certain  Significant  Employees:  NONE
     (d)  Family  Relationships:  NONE
     (e)  Business  experience:  Pages  5-7  of  the  2000  Proxy  Statement
     (f)  Involvement  in  Certain  Legal  Proceedings:  NONE
     (g)  Promoters  and  Control  Persons:  NONE

ITEM  11.     EXECUTIVE  COMPENSATION

     The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference as follows:

     (a) - (f) Executive Compensation tables: Pages 7-8 of the 2000 Proxy Statement
     (g)  Compensation  of  Directors:  Page  3  of  the  2000  Proxy  Statement
     (h)  Employment  Contracts:  Page  9  of  the  2000  Proxy  Statement
     (i)  Repricing  of  Options/SARs:  NONE
     (j) Compensation Committee Interlocks:  Page 11 of the 2000 Proxy Statement
     (k) Compensation Committee Report:  Pages 10-11 of the 2000 Proxy Statement
     (l)  Performance  Graph:  Page  12  of  the  2000  Proxy  Statement

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the heading "Election of Directors" on pages 4-5 in the definitive Proxy Statement of the Company filed in connection with its 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this item is set forth under the heading "Compensation Committee Interlocks and Insider Participation" on page 11 and "Certain Transactions" on page 14 in the definitive Proxy Statement of the Company filed in connection with its 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  &  REPORTS ON FORM 8-K

     (a)     List  of  documents  filed  as  a  part  of  this  report:

     1.  Financial  Statements:

          The following consolidated financial statements and report of independent auditors of the Company are included in Part I, Item 8 hereof:

     Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income For The Years Ended December 31,
        1999,  1998,  1997
     Consolidated  Statements  of  Shareholders'  Equity  And Comprehensive
        Income For The Years Ended December 31, 1999, 1998, and 1997 Consolidated Statements of Cash Flows For The Years Ended December 31,
        1999,  1998,  1997
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

     10.3 Employment Agreement of J. Randolph Potter dated December 21, 1998 (incorporated by reference to exhibits filed with Summit Financial Corporation's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998, File No. 000-19235).

     10.4 Employment Agreement of Blaise B. Bettendorf dated December 21, 1998 (incorporated by reference to exhibits filed with Summit Financial Corporation's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998, File No. 000-19235).

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

     10.7     Employment Agreement of James B. Schwiers dated September 2, 1999.

     10.8     Summit  Financial  Corporation  1999  Incentive  Stock  Plan.

     21     Subsidiaries  of  Summit  Financial  Corporation:
                    Summit National Bank, a nationally chartered bank. Freedom Finance, Inc., a consumer finance company.

     23 Consent of KPMG LLP with regard to S-8 Registration Statements for Summit Financial Corporation Restricted Stock Plan (as filed with the Securities and Exchange Commission, "SEC", August 23, 1994, File No. 33-83538); Summit Financial Corporation Incentive Stock Option Plan (as filed with the SEC July 19, 1995, File No. 33-94962); and Summit Financial Corporation 1995 Non-Employee Stock Option Plan (as filed with the SEC July 19, 1995, File No. 33-94964).

     27     Financial  data  schedule

NOTE: The exhibits listed above will be furnished to any security holder upon written request to Ms. Blaise B. Bettendorf, Chief Financial Officer, Summit Financial Corporation, Post Office Box 1087, Greenville, South Carolina 29602. The Registrant will charge a fee of $.25 per page for photocopying such exhibit.


     (b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1999.

     (c) Exhibits required to be filed with this report, which have not been previously filed as indicated in Item 14(a) above, are submitted as a separate section of this report.

     (d)     Not  applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenville, South Carolina, on the 20nd day of March, 2000.

                              SUMMIT  FINANCIAL  CORPORATION
                                /s/  J.  Randolph  Potter
                              ---------------------------
Dated:  March  20,  2000      J.  Randolph  Potter,  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                              TITLE                  DATE
  /s/ J. Randolph Potter     President, Chief Executive  March 20, 2000
---------------------------  Officer and Director
J. Randolph Potter

  /s/ Blaise B. Bettendorf   Senior Vice President       March 20, 2000
---------------------------  (Principal Financial and
Blaise B. Bettendorf          Accounting Officer)

  /s/ C. Vincent Brown       Chairman                    March 20, 2000
---------------------------
C. Vincent Brown

 /s/ John A. Kuhne           Vice Chairman               March 20, 2000
---------------------------
John A. Kuhne

  /s/ David C. Poole         Secretary                   March 20, 2000
---------------------------
David C. Poole

  /s/ Ivan E. Block          Director                    March 20, 2000
---------------------------
Ivan E. Block

  /s/ J. Earle Furman, Jr.   Director                    March 20, 2000
---------------------------
J. Earle Furman, Jr.

 /s/ Charles S. Houser       Director                    March 20, 2000
---------------------------
Charles S. Houser

 /s/ John W. Houser          Director                    March 20, 2000
---------------------------
John W. Houser

 /s/ T. Wayne McDonald       Director                    March 20, 2000
---------------------------
T. Wayne McDonald

  /s/ Larry A. McKinney      Director                    March 20, 2000
---------------------------
Larry A. McKinney

  /s/ George O. Short, Jr.   Director                    March 20, 2000
---------------------------
George O. Short, Jr.