Form 10-Q
period 2000-03-31
SUMMIT FINANCIAL CORP
filed 2000-05-05
CIK 856223

FORM  10-Q

           SECURITIES  AND  EXCHANGE  COMMISSION
                  Washington,  D.C.  20549

     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
         OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     For  The  Quarterly  Period  Ended  March  31,  2000

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

As of April 28, 2000, 3,394,626 shares of $1.00 par value common stock were outstanding.


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                    March 31,    December 31,
                                                      2000           1999
                                                   -----------  --------------
ASSETS
Cash and due from banks                            $    6,384   $       3,952
Interest-bearing bank balances                          2,463           4,399
Federal funds sold                                      6,040           1,470
Investments available for sale                         26,105          26,466
Loans, net of unearned income and net of
 allowance for loan losses of $2,210 and $2,163       148,810         146,007
Premises and equipment, net                             2,799           2,890
Accrued interest receivable                             1,193           1,337
Other assets                                            4,901           4,708
                                                   -----------  --------------
                                                   $  198,695   $     191,229
                                                   ===========  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand                        $   22,480   $      23,823
 Interest-bearing demand                               13,175          14,073
 Savings and money market                              55,827          50,845
 Time deposits, $100,000 and over                      33,051          28,459
 Other time deposits                                   39,511          40,796
                                                   -----------  --------------
                                                      164,044         157,996
Federal funds purchased                                     -           4,000
Other short-term borrowings                               500             500
FHLB advances                                          13,000           9,000
Accrued interest payable                                1,211           1,132
Other liabilities                                       1,376           1,010
                                                   -----------  --------------
                                                      180,131         173,638
                                                   -----------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000
  shares authorized; issued and
  outstanding 3,393,700 and 3,243,739 shares            3,394           3,244
 Additional paid-in capital                            15,092          14,730
 Retained earnings                                      1,135             483
 Accumulated other comprehensive loss, net of tax        (629)           (563)
 Nonvested resticted stock                               (428)           (303)
                                                   -----------  --------------
     Total shareholders' equity                        18,564          17,591
                                                   -----------  --------------
                                                   $  198,695   $     191,229
                                                   ===========  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars, except per share data, in Thousands)
                                   (Unaudited)

                                            For the Three Months Ended
                                                          March 31,
                                                    ------------------
                                                      2000        1999
                                                      ----        ----
Interest Income:
 Loans                                         $    3,826   $    3,182
 Taxable investment securities                        251          237
 Nontaxable investment securities                     135          122
 Federal funds sold                                    33            2
 Other                                                 36           22
                                               -----------  -----------
                                                    4,281        3,565
                                               -----------  -----------
Interest Expense:
 Deposits                                           1,709        1,396
 Other                                                168          124
                                               -----------  -----------
                                                    1,877        1,520
                                               -----------  -----------
     Net interest income                            2,404        2,045
Provision for loan losses                             (93)         (81)
                                               -----------  -----------
     Net interest income after
      provision for loan losses                     2,311        1,964
                                               -----------  -----------
Noninterest Income:
 Service charges and fees on deposit accounts          94           48
 Credit card service fees and income                   89           77
 Insurance commission fee income                       76           60
 Gain on sale of securities                             -           22
 Other income                                         143          187
                                               -----------  -----------
                                                      402          394
                                               -----------  -----------
Noninterest Expenses:
 Salaries, wages and benefits                         973          843
 Occupancy                                            142          145
 Furniture, fixtures and equipment                    167          154
 Other operating expenses                             471          421
                                               -----------  -----------
                                                    1,753        1,563
                                               -----------  -----------
Income before income taxes                            960          795
Income taxes                                         (308)        (228)
                                               -----------  -----------
Net income                                     $      652   $      567
                                               ===========  ===========

Net income per share:
   Basic                                       $      .20   $      .18
   Diluted                                     $      .18   $      .15
Average shares outstanding:
   Basic                                        3,317,000    3,154,000
   Diluted                                      3,704,000    3,771,000


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                          SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                       FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                                     (Dollars in Thousands)
                                                           (Unaudited)


                                                                                     Accumulated
                                                           Additional               other compre-    Nonvested        Total
                                                  Common     paid-in    Retained    hensive (loss)   restricted    shareholders'
                                                  stock      capital    earnings     income, net       stock         equity
                                               ------------  --------  ----------  ---------------  -----------  ---------------
Balance at December 31, 1998                   $      3,039  $ 12,726           -  $          313        ($404)  $       15,674
Net income for the three months
 ended March 31, 1999                                     -         -         567               -            -              567
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding losses arising during
  the period, net of tax of ($116)                        -         -           -            (174)           -                -
 Less: reclassification adjustment for gains
  included in net income, net of tax of ($6)              -         -           -             (16)           -                -
                                                                                   ---------------
 Other comprehensive loss                                 -         -           -            (190)           -             (190)
                                                                                   ---------------               ---------------
Comprehensive income                                    377
                                               ------------
Employee stock options exercised                          9        23           -               -            -               32
Amortization of deferred
 compensation on restricted stock                         -         -           -               -           25               25
                                               ------------  --------  ----------  ---------------  -----------  ---------------
Balance at March 31, 1999                      $      3,048  $ 12,749  $      567  $          123        ($379)  $       16,108
                                               ============  ========  ==========  ===============  ===========  ===============

Balance at December 31, 1999                   $      3,244  $ 14,730  $      483           ($563)       ($303)  $       17,591
Net income for the three months
 ended March 31, 2000                                     -         -         652               -            -              652
Other comprehensive income:
 Unrealized holding losses arising during
  the period, net of tax of ($40)                         -         -           -             (66)           -              (66)
                                                                                                                 ---------------
Comprehensive income                                    586
                                               ------------
Employee stock options exercised                        136       220           -               -            -              356
Issuance of common stock pursuant
 to restricted stock plan                                14       142           -               -         (156)               -
Amortization of deferred
 compensation on restricted stock                         -         -           -               -           31               31
                                               ------------  --------  ----------  ---------------  -----------  ---------------
Balance at March 31, 2000                      $      3,394  $ 15,092  $    1,135           ($629)       ($428)  $       18,564
                                               ============  ========  ==========  ===============  ===========  ===============


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                           SUMMIT FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                   (Unaudited)

                                                   For  the  Three  Months  Ended
                                                                    March 31,
                                                               ------------------
                                                                 2000      1999
                                                               --------  --------
Cash flows from operating activities:
 Net income                                                    $   652   $   567
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses                                       93        81
    Depreciation and amortization                                  121       122
    Gain on sale of equipment and vehicles                           -       (26)
    Gain on sale of investments available for sale                   -       (22)
    Net amortization of net premium on investments                  10        23
    Amortization of deferred compensation on restricted stock       31        25
    Decrease in other assets                                       127       145
    Increase (decrease) in other liabilities                       446      (138)
    Deferred income taxes                                          (36)        -
                                                               --------  --------
Net cash provided by operating activities                        1,444       777
                                                               --------  --------
Cash flows from investing activities:
  Purchases of securities available for sale                         -    (2,389)
  Proceeds from maturities of securities
   available for sale                                              245     1,884
  Proceeds from sales of securities available for sale               -     1,021
  Purchases of investments in FHLB and other stock                (100)      (35)
  Net increase in loans                                         (2,896)   (1,132)
  Purchases of premises and equipment                              (31)      (85)
  Proceeds from sale of equipment and vehicles                       -        49
                                                               --------  --------
Net cash used in investing activities                           (2,782)     (687)
                                                               --------  --------
Cash flows from financing activities:
  Net increase in deposit accounts                               6,048     2,560
  Net decrease in federal funds purchased                       (4,000)   (3,357)
  Repayment of other short-term borrowings                           -      (320)
  Proceeds from FHLB advances                                    6,000     9,550
  Repayments of FHLB advances                                   (2,000)   (9,850)
  Proceeds from employee stock options exercised                   356        32
                                                               --------  --------
Net cash provided by (used in) financing activities              6,404    (1,385)
                                                               --------  --------
Net increase (decrease) in cash and cash equivalents             5,066    (1,295)
Cash and cash equivalents, beginning of period                   9,821     6,400
                                                               --------  --------
Cash and cash equivalents, end of period                       $14,887   $ 5,105
                                                               ========  ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                       $ 1,798   $ 1,645
Cash paid during the period for income taxes                   $    32   $    25
Change in market value of investment securities
 available for sale, net of income taxes                          ($66)    ($190)


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                          SUMMIT FINANCIAL CORPORATION
     CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 MARCH 31, 2000

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

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at March 31, 2000 and for the three month period ended March 31, 2000 and 1999 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at March 31, 2000, and the results of operations and cash flows for the periods ended March 31, 2000 and 1999 have been included. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

NOTE  2  -  CASH  FLOW  INFORMATION:
          For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $14,887,000 and $5,105,000 at March 31, 2000 and 1999, respectively.

NOTE  3  -  PER  SHARE  INFORMATION:
     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three months ended March 31, 2000 and 1999. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock distributions and the 1998 two-for-one stock split as of the earliest period presented.


                                           Three Months Ended March 31,
                                      2000        2000        1999        1999
                                   ----------  ----------  ----------  ----------
                                       BASIC     DILUTED      BASIC      DILUTED
                                  -----------  ----------  ----------  ----------
Net Income                         $  652,000  $  652,000  $  567,000  $  567,000
                                   ----------  ----------  ----------  ----------

Average shares outstanding          3,316,980   3,316,980   3,153,786   3,153,786
Effective of Dilutive Securities:
    Stock options                           -     339,731           -     574,760
    Unvested restricted stock               -      47,340           -      42,336
                                   ----------  ----------  ----------  ----------
                                    3,316,980   3,704,051   3,153,786   3,770,882
                                   ----------  ----------  ----------  ----------

Per-share amount                   $     0.20  $     0.18  $     0.18  $     0.15
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


At  and  for  the  three  months  ended  March  31,  2000

                             Bank      Finance    Corporate     Total
                           ---------  ---------  -----------  ---------
Interest income            $  3,839   $    464         ($22)  $  4,281
Interest expense             (1,868)       (77)          68     (1,877)
                           ---------  ---------  -----------  ---------
Net interest income           1,971        387           46      2,404
Provision for loan losses       (65)       (28)           -        (93)
Other income                    321         93          (12)       402
Other expenses               (1,361)      (389)          (3)    (1,753)
                           ---------  ---------  -----------  ---------
Income before taxes             866         63           31        960
Income taxes                   (273)       (24)         (11)      (308)
                           ---------  ---------  -----------  ---------
Net income                 $    593   $     39   $       20   $    652
                           =========  =========  ===========  =========
Net loans                  $147,003   $  2,742        ($935)  $148,810
                           =========  =========  ===========  =========
Total assets               $196,157   $  3,529        ($991)  $198,695
                           =========  =========  ===========  =========




At  and  for  the  three  months  ended  March  31,  1999

                             Bank      Finance    Corporate     Total
                           ---------  ---------  -----------  ---------
Interest income            $  3,140   $    447         ($22)  $  3,565
Interest expense             (1,511)       (68)          59     (1,520)
                           ---------  ---------  -----------  ---------
Net interest income           1,629        379           37      2,045
Provision for loan losses       (40)       (41)           -        (81)
Other income                    318         88          (12)       394
Other expenses               (1,193)      (367)          (3)    (1,563)
                           ---------  ---------  -----------  ---------
Income before taxes             714         59           22        795
Income taxes                   (199)       (23)          (6)      (228)
                           ---------  ---------  -----------  ---------
Net income                 $    515   $     36   $       16   $    567
                           =========  =========  ===========  =========
Net loans                  $128,515   $  2,428      ($1,050)  $129,893
                           =========  =========  ===========  =========
Total assets               $167,041   $  3,350      ($1,142)  $169,249
                           =========  =========  ===========  =========

                          SUMMIT FINANCIAL CORPORATION

     PART  I.  FINANCIAL  INFORMATION

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
     OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the "Company") on Form 10K for the year ended December 31, 1999. Results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results to be attained for any other period.

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

OVERVIEW
     Summit Financial Corporation (the "Company") is a financial institution holding company headquartered in Greenville, South Carolina. The Company offers a broad range of financial services through its wholly-owned subsidiary, Summit National Bank (the "Bank," or "Summit"). The Bank is a nationally chartered commercial bank which operates principally in the Upstate of South Carolina. The Bank received its charter and commenced operations in July 1990. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to provide a wider range of investment products and financial planning services. The Bank currently has three full service offices in Greenville, South Carolina. Summit provides a full range of banking services to individuals and businesses, including the taking of time and demand deposits, making loans, and offering nondeposit investment services. The Bank emphasizes close personal contact with its customers and strives to provide a consistently high level of service to both individual and corporate customers.

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

     During the quarter ended March 31, 2000, the Company's net income totaled $652,000 or $.18 per diluted share. This is compared to net income of $567,000 or $.15 per diluted share for the same quarterly period of 1999 or an increase of 15.0%.

BALANCE  SHEET  ACTIVITY
     Total assets increased $7.5 million or 3.9% from December 31, 1999 to March 31, 2000. Deposits increased approximately $6.0 million or 3.8% during the period. A majority of the increase in deposits was in the jumbo (greater than $100,000) certificates of deposit category which accounted for $4.6 million of the increase and the money market deposit category which accounted for $4.9 million of the increase.

     The increase in deposits funded gross loan growth of $2.9 million (1.9%), and the $4.6 million (311%) increase in federal funds sold during the same period.

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

     At March 31, 2000, the consolidated allowance for loan losses was $2.2 million or 1.46% of total loans net of unearned income. This compares to an allowance of $1.9 million or 1.47% of total loans net of unearned income at March 31, 1999. For the quarter ended March 31, 2000, the Company reported consolidated net charge-offs of $46,000 or 0.03% of average loans on an annualized basis. This is compared to consolidated net recoveries of ($35,000) or 0.11% (annualized) of average loans for the comparable quarter of 2000. There were no loans on nonaccrual status at March 31, 1999 and loans on nonaccrual for the 2000 quarter end totaled $267,000 or 0.18% of total loans. Loans past due 90 days and greater totaled $83,000 or 0.05% of gross loans at March 31, 2000 and $75,000 or 0.06% of gross loans at March 31, 1999. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at March 31, 2000 represents management's estimate of probable losses inherent in the loan portfolio at that date.


EARNINGS  REVIEW  FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999

GENERAL
     The Company reported consolidated net income for the three months ended March 31, 2000 of $652,000, compared to net income of $567,000 for the three months ended March 31, 1999, or an improvement of approximately $85,000 or 15.0%. The increase in consolidated earnings for the 2000 period is primarily attributable to the $359,000 or 17.6% increase in the Company's net interest income. The higher net interest income is directly related to the higher level of average earning assets which increased 13.6% in 2000 as compared to the prior year, combined with the higher net interest margin for the first quarter of 2000. Somewhat offsetting these items is the increase in noninterest expenses of approximately 12.2% and the higher provision for loan losses of $12,000 or 14.8%.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the three months ended March 31, 2000, the Company recorded consolidated net interest income of $2.4 million, a 17.6% increase from the net interest income of $2.0 million for the three months ended March 31, 1999. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 13.6% and 13.8% respectively, combined with the 14 basis point increase in the net interest margin for the Company.

     For the three months ended March 31, 2000 and 1999, the Company's consolidated net interest margin was 5.55% and 5.41%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is related primarily to the increasing interest rate environment in the latter half of 1999 and into 2000. During this period, the average prime rate increased 125 basis points resulting in an average prime rate of 8.69% for the first quarter of 2000 compared to 7.75% for the prior year. The increase in average yield on assets was partially offset by the related increase in the average cost of liabilities.

INTEREST  INCOME
     For the three months ended March 31, 2000, the Company's earning assets averaged $179.4 million and had an average yield of 9.75%. This compares to average earning assets of $157.9 million for the first three months of 1999, yielding approximately 9.31%. Thus, the 13.6% increase in volume of average earning assets, combined with the 44 basis point increase in average yield, accounts for the $716,000 (20.1%) increase in interest income between 1999 and 2000.

     Consolidated loans comprised approximately 83% of the Company's average earning assets for the first three months of 2000 compared to 82% for the prior year. The majority of the Company's loans are tied to the prime rate (approximately 62% of the Bank's portfolio is at floating rates at March 31, 2000), which averaged 8.69% and 7.75% for the three months ended March 31, 2000 and 1999, respectively. During the first three months of 2000, consolidated loans averaged $148.8 million, yielding an average of 10.34%, compared to $130.1 million, yielding an average of 9.92% for the first three months of 1999. The 42 basis point increase in the average yield on loans is primarily related to the higher prime lending rate. The higher level of average loans (which increased 14.4%), combined with the increase in average rate, resulted in an increase in consolidated interest income on loans of $644,000 or 20.2%.

     Investment securities averaged $26.2 million or 14.6% of average earning assets and yielded 7.00% (tax equivalent basis) during the first three months of 2000, compared to average securities of $26.5 million yielding 6.44% (tax equivalent basis) for the three months ended March 31, 1999. The increase in the average yield of the investment portfolio is related to the portfolio mix and the timing of security maturities which were reinvested in higher market rate instruments. This increase, offset by the 1.5% reduction in average securities, resulted in the increase of interest income on securities of $27,000.

INTEREST  EXPENSE
     The Company's interest expense for the three months ended March 31, 2000 was $1.9 million. The increase of 23.5% from the comparable three months in 1999 of $1.5 million was directly related to the 36 basis point increase in the average rate on liabilities, combined with the 13.8% increase in volume. Interest-bearing liabilities averaged $150.4 million for the first three months of 2000 with an average rate of 5.02%. This is compared to average interest-bearing liabilities of $132.1 million with an average rate of 4.66% for the three months ended March 31, 1999. The increase in average rate on liabilities is directly related to the increasing interest rate environment and the resulting higher cost of deposits.

PROVISION  FOR  LOAN  LOSSES
     The allowance for loan losses is established through charges in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an adequate allowance. The level of this allowance is dependent upon growth in the loan portfolios; the total amount of past due loans; nonperforming loans; and known loan deteriorations and/or concentrations of credit. Other factors affecting the allowance are trends in portfolio volume, maturity and composition; collateral values; and general economic conditions. Finally, management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount.

     Management maintains an allowance for loan losses which it believes adequate to cover inherent losses in the loan portfolio. However, management's judgment is based upon a number of assumptions which are believed to be reasonable, but which may or may not prove valid. There are risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Management uses the best information available to make evaluations, however, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. The Company is also subject to regulatory examinations and determinations as to the adequacy of the allowance, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance in comparison to a group of peer companies identified by the regulatory agencies.

     Included in the net income for the three months ended March 31, 2000 is a provision for loan losses of $93,000 compared to a provision of $81,000 for the first three months of 1999. The higher net loan originations for the first three months of 2000, which totaled $2.9 million compared to $1.1 million for 1999, led to the increase in the provision for loan losses in the current year.


NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $402,000 for the three months ended March 31, 2000 compared to $394,000 for the first three months of 2000, or an increase of 2.0%. Increases in service charges and insurance commission income was offset by decreases in other income items related to gains on sales of available for sale investment securities and company vehicles. The increases are primarily related to the higher level of activity and transactions of the Bank generating other income in the normal course of business.

     For the three months ended March 31, 2000, noninterest expenses were $1.8 million which is an increase of 12.2% over the amount incurred for the three months ended March 31, 2000 of $1.6 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $973,000 for the three months ended March 31, 2000 as compared to $843,000 for the three months ended March 31, 1999. The increase of $130,000 or 15.4% is a result of normal annual raises, replacement of staff due to turnover at higher salaries, and higher incentive bonus accruals related to new bonus plans put in place in 2000.

     Occupancy and furniture, fixtures, and equipment ("FFE") expenses remained fairly constant between the first three months of 1999 and 2000 as there were no significant changes in the Company facilities between the two periods.

     Included in the line item "other operating expenses", which increased $50,000 or 12.0% from the comparable period of 1999, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The increase is primarily related to higher levels of legal fees related to loan collection efforts, security expense related to Y2K staffing in January, and increases in credit card/merchant and other deposit related expenses due to general business volume increases.

INCOME  TAXES
     For the three months ended March 31, 2000, the Company reported $308,000 in income tax expense, or an effective tax rate of 32.1%. This is compared to income tax expense of $228,000 for the same period of the prior year, or an effective tax rate of 28.8%. The increase in the effective rate is primarily related to the full utilization of state net operating loss carryforwards in early 2000 and adjustments to the TEFRA interest disallowance on tax-free municipal investments.


LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as the subsidiary level. The Company's bank subsidiary must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of short-term borrowings, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets (those which can easily be converted into cash) and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources accounted for 13% and 11% of average assets for the three month period ended March 31, 2000 and 1999, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid. At March 31, 2000, the Company had approximately $30 million in available credit under its FHLB and correspondent bank borrowing facilities.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $2.5 million in available liquidity remaining from its initial public offering and the retention of earnings. Substantially all of this liquidity was advanced to the Finance Company to fund its operations as of March 31, 2000. In addition, Summit Financial has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at March 31, 2000. Additional sources of liquidity for Summit Financial include unsecured borrowings from individuals, and management fees and debt service which are paid by its subsidiaries.

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


CAPITAL  RESOURCES
     Total shareholders' equity at March 31, 2000 was $18.6 million or 9.3% of total assets. This is compared to $16.1 million or 9.5% of total assets at March 31, 1999. The $2.5 million increase in total shareholders' equity resulted principally from the retention of earnings and stock issued pursuant to the Company's incentive stock option plan, offset by increases in unrealized loss on investments available for sale.

     Book value per share at March 31, 2000 and 1999 was $5.47 and $5.03, respectively. Tangible book value per share at March 31, 2000 and 1999 was $5.34 and $4.84, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions of Freedom Finance which were accounted for as purchases.

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

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital as set forth in the table following. Management believes, as of March 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At March 31, 2000 and 1999, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at March 31, 2000 and 1999 as well as the minimum calculated amounts for each regulatory defined category.


                              RISK-BASED CAPITAL CALCULATION

                                                          FOR CAPITAL
                                                            ADEQUACY     TO BE CATEGORIZED
                                             ACTUAL         PURPOSES    "WELL-CAPITALIZED"
                                       ----------------  --------------   ----------------
                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                        -------  ------  -------  ------  -------  ------
AS OF MARCH 31, 2000
THE COMPANY
Total capital to risk-weighted assets   $21,186  13.09%  $12,946   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $19,163  11.84%  $ 6,473   4.00%  N.A.
Tier 1 capital to average assets        $19,163  10.04%  $ 7,634   4.00%  N.A.

THE BANK
Total capital to risk-weighted assets   $18,570  11.67%  $12,730   8.00%  $15,913  10.00%
Tier 1 capital to risk-weighted assets  $16,588  10.42%  $ 6,365   4.00%  $ 9,548   6.00%
Tier 1 capital to average assets        $16,588   8.81%  $ 7,534   4.00%  $ 9,417   5.00%

AS OF MARCH 31, 1999
THE COMPANY
Total capital to risk-weighted assets   $18,718  13.45%  $11,134   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $16,978  12.20%  $ 5,567   4.00%  N.A.
Tier 1 capital to average assets        $16,978  10.09%  $ 6,733   4.00%  N.A.

THE BANK
Total capital to risk-weighted assets   $15,926  11.64%  $10,943   8.00%  $13,679  10.00%
Tier 1 capital to risk-weighted assets  $14,218  10.39%  $ 5,472   4.00%  $ 8,207   6.00%
Tier 1 capital to average assets        $14,218   8.56%  $ 6,643   4.00%  $ 8,304   5.00%


ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS
     In  June  1998,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 changes the previous accounting definition of a derivative and discusses the appropriateness of hedge accounting for various forms of hedging activities. Under this standard, all derivatives are measured at fair value and recognized in the statement of financial position as assets or liabilities. This standard, as amended by SFAS 137, is effective for all fiscal quarters of years beginning after June 15, 2000, with earlier adoption permitted. Management does not expect that this standard will have a significant effect on the Company.

EFFECT  OF  INFLATION  AND  CHANGING  PRICES
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation.

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Given the Company's asset-sensitive balance sheet position, assets reprice faster than liabilities, which generally results in increases in net interest income during periods of rising interest rates, as experienced in the latter half of 1999 and into 2000. This may cause an increase in the net interest margin until the fixed rate deposits mature and are repriced at higher current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. The opposite effect (that is, a decrease in net interest income) is generally realized in a declining rate environment. The degree of interest rate sensitivity of the Company's assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.

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

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At March 31, 2000, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position of $21.7 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that over 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     The Company's asset sensitive position means that assets reprice faster than the liabilities, which generally results in increases in the net interest income during periods of rising rates and decreases in net interest income when market rates decline. The Company's net interest margin increased between the first quarter of 1999 and 2000 primarily as a result of the general rise in interest rates during the period.


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

     The Company's exposure to interest rate risk is reviewed on a periodic basis by the Board of Directors and the ALCO which is charged with the responsibility to maintain the level of sensitivity of the Bank's net portfolio value within Board approved limits. Interest rate risk exposure is measured using interest rate sensitivity analysis by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in NPV in the event of a sudden and sustained increase or decrease in market interest rates.

     As of March 31, 2000, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

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

SUMMIT  FINANCIAL  CORPORATION


Dated:  May  4,  2000

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President
and  Chief  Executive  Officer


Dated:  May  4,  2000

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President
and  Chief  Financial  Officer