Form 10-Q
period 2000-06-30
SUMMIT FINANCIAL CORP
filed 2000-08-09
CIK 856223

FORM  10-Q

                   SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.  20549

             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                   OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

             For  The  Quarterly  Period  Ended  June  30,  2000

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

As of July 30, 2000, 3,422,331 shares of $1.00 par value common stock were outstanding.



                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                    June 30,    December 31,
                                                      2000          1999
                                                   ----------  --------------
ASSETS
Cash and due from banks . . . . . . . . . . . . .  $   7,081   $       3,952
Interest-bearing bank balances. . . . . . . . . .      8,272           4,399
Federal funds sold. . . . . . . . . . . . . . . .      3,280           1,470
Investments available for sale. . . . . . . . . .     26,693          26,466
Loans, net of unearned income and net of
 allowance for loan losses of $2,279 and $2,163 .    155,413         146,007
Premises and equipment, net . . . . . . . . . . .      2,786           2,890
Accrued interest receivable . . . . . . . . . . .      1,470           1,337
Other assets. . . . . . . . . . . . . . . . . . .      5,183           4,708
                                                   ----------  --------------
                                                   $ 210,178   $     191,229
                                                   ==========  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand . . . . . . . . . . .  $  21,767   $      23,823
 Interest-bearing demand. . . . . . . . . . . . .     11,431          14,073
 Savings and money market . . . . . . . . . . . .     57,303          50,845
 Time deposits, $100,000 and over . . . . . . . .     33,324          28,459
 Other time deposits. . . . . . . . . . . . . . .     44,159          40,796
                                                   ----------  --------------
                                                     167,984         157,996
Federal funds purchased . . . . . . . . . . . . .          -           4,000
Other short-term borrowings . . . . . . . . . . .        500             500
FHLB advances . . . . . . . . . . . . . . . . . .     20,000           9,000
Accrued interest payable. . . . . . . . . . . . .      1,304           1,132
Other liabilities . . . . . . . . . . . . . . . .        943           1,010
                                                   ----------  --------------
                                                     190,731         173,638
                                                   ----------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000
  shares authorized; issued and
  outstanding 3,422,331 and 3,243,739 shares. . .      3,422           3,244
 Additional paid-in capital . . . . . . . . . . .     15,213          14,730
 Retained earnings. . . . . . . . . . . . . . . .      1,803             483
 Accumulated other comprehensive loss, net of tax       (596)           (563)
 Nonvested resticted stock. . . . . . . . . . . .       (395)           (303)
                                                   ----------  --------------
     Total shareholders' equity . . . . . . . . .     19,447          17,591
                                                   ----------  --------------
                                                   $ 210,178   $     191,229
                                                   ==========  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars, except per share data, in Thousands)
                                   (Unaudited)

                                                 For the Quarters Ended
                                                       June 30,
                                                  2000         1999
                                               -----------  -----------
Interest Income:
 Loans. . . . . . . . . . . . . . . . . . . .  $    4,020   $    3,301
 Taxable investment securities. . . . . . . .         264          232
 Nontaxable investment securities . . . . . .         135          124
 Federal funds sold . . . . . . . . . . . . .          35           10
 Other. . . . . . . . . . . . . . . . . . . .          44           23
                                               -----------  -----------
                                                    4,498        3,690
                                               -----------  -----------
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . .       1,832        1,430
 Other. . . . . . . . . . . . . . . . . . . .         227          154
                                               -----------  -----------
                                                    2,059        1,584
                                               -----------  -----------
     Net interest income. . . . . . . . . . .       2,439        2,106
Provision for loan losses . . . . . . . . . .        (105)        (129)
                                               -----------  -----------
     Net interest income after
      provision for loan losses . . . . . . .       2,334        1,977
                                               -----------  -----------
Noninterest income:
 Service charges and fees on deposit accounts          95           58
 Credit card service fees and income. . . . .          98           82
 Insurance commission fee income. . . . . . .          70           62
 Gain on sale of securities . . . . . . . . .          10            -
 Other income . . . . . . . . . . . . . . . .         160          188
                                               -----------  -----------
                                                      433          390
                                               -----------  -----------
Noninterest expenses:
 Salaries, wages and benefits . . . . . . . .       1,030          852
 Occupancy. . . . . . . . . . . . . . . . . .         151          142
 Furniture, fixtures and equipment. . . . . .         166          157
 Other expenses . . . . . . . . . . . . . . .         454          399
                                               -----------  -----------
                                                    1,801        1,550
                                               -----------  -----------
Income before income taxes. . . . . . . . . .         966          817
Provision for income taxes. . . . . . . . . .        (297)        (235)
                                               -----------  -----------
Net income. . . . . . . . . . . . . . . . . .  $      669   $      582
                                               ===========  ===========

Net income per share:
   Basic. . . . . . . . . . . . . . . . . . .  $      .20   $      .18
   Diluted. . . . . . . . . . . . . . . . . .  $      .18   $      .15
Average shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . .   3,355,000    3,168,000
   Diluted. . . . . . . . . . . . . . . . . .   3,669,000    3,774,000


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars, except per share data, in Thousands)
                                   (Unaudited)

                                               For the Six Months Ended
                                                       June 30,
                                                  2000         1999
                                               -----------  -----------
Interest Income:
 Loans. . . . . . . . . . . . . . . . . . . .  $    7,846   $    6,483
 Taxable investment securities. . . . . . . .         514          468
 Nontaxable investment securities . . . . . .         270          246
 Federal funds sold . . . . . . . . . . . . .          69           12
 Other. . . . . . . . . . . . . . . . . . . .          80           45
                                               -----------  -----------
                                                    8,779        7,254
                                               -----------  -----------
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . .       3,541        2,825
 Other. . . . . . . . . . . . . . . . . . . .         395          278
                                               -----------  -----------
                                                    3,936        3,103
                                               -----------  -----------
     Net interest income. . . . . . . . . . .       4,843        4,151
Provision for loan losses . . . . . . . . . .        (198)        (210)
                                               -----------  -----------
     Net interest income after
      provision for loan losses . . . . . . .       4,645        3,941
                                               -----------  -----------

Noninterest income:
 Service charges and fees on deposit accounts         190          106
 Credit card service fees and income. . . . .         187          159
 Insurance commission fee income. . . . . . .         146          122
 Gain on sale of securities . . . . . . . . .          10           22
 Other income . . . . . . . . . . . . . . . .         302          374
                                               -----------  -----------
                                                      835          783
                                               -----------  -----------
Noninterest expenses:
 Salaries, wages and benefits . . . . . . . .       2,002        1,694
 Occupancy. . . . . . . . . . . . . . . . . .         294          287
 Furniture, fixtures and equipment. . . . . .         333          311
 Other expenses . . . . . . . . . . . . . . .         925          820
                                               -----------  -----------
                                                    3,554        3,112
                                               -----------  -----------
Income before income taxes. . . . . . . . . .       1,926        1,612
Provision for income taxes. . . . . . . . . .        (605)        (463)
                                               -----------  -----------
Net income. . . . . . . . . . . . . . . . . .  $    1,321   $    1,149
                                               ===========  ===========

Net income per share:
   Basic. . . . . . . . . . . . . . . . . . .  $      .40   $      .36
   Diluted. . . . . . . . . . . . . . . . . .  $      .36   $      .30
Average shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . .   3,336,000    3,165,000
   Diluted. . . . . . . . . . . . . . . . . .   3,687,000    3,772,000


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



                                       SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                      FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                  (Dollars in Thousands)
                                                        (Unaudited)

                                                                                Accumulated
                                                                                  other
                                                    Additional                 comprehensive   Nonvested        Total
                                        Common        paid-in       Retained      (loss)      restricted    shareholders'
                                        stock         capital       earnings    income, net      stock         equity
                                     ------------  --------------  ----------  -------------  -----------  ---------------
Balance at December 31, 1998. . . .  $      3,039  $       12,726           -  $        313        ($404)  $       15,674
Net income for the six months
 ended June 30, 1999. . . . . . . .             -               -       1,149             -            -            1,149
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding losses arising
  during the period, net
  of tax of ($307). . . . . . . . .             -               -           -          (486)           -                -
 Less: reclassification adjustment
  for gains included in net
  income, net of tax of $6. . . . .             -               -           -           (16)           -                -
                                                                               -------------
 Other comprehensive loss . . . . .             -               -           -          (502)           -             (502)
                                                                               -------------               ---------------
Comprehensive income. . . . . . . .             -               -           -             -            -              647
                                                                                                           ---------------
Employee stock options exercised. .            11              31           -             -            -               42
Amortization of deferred
 compensation on restricted stock .             -               -           -             -           50               50
                                     ------------  --------------  ----------  -------------  -----------  ---------------
Balance at June 30, 1999. . . . . .  $      3,050  $       12,757  $    1,149         ($189)       ($354)  $       16,413
                                     ============  ==============  ==========  =============  ===========  ===============


Balance at December 31, 1999. . . .  $      3,244  $       14,730  $      482         ($563)       ($303)  $       17,590
Net income for the six months
 ended June 30, 2000. . . . . . . .             -               -       1,321             -            -            1,321
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding losses arising
  during the period, net
  of tax of ($16) . . . . . . . . .             -               -           -           (27)           -                -
 Less: reclassification adjustment
  for gains included in net
  income, net of tax of $4. . . . .             -               -           -            (6)           -                -
                                                                               -------------
 Other comprehensive loss . . . . .             -               -           -           (33)           -              (33)
                                                                               -------------               ---------------
Comprehensive income. . . . . . . .             -               -           -             -            -            1,288
                                                                                                           ---------------
Employee stock options exercised. .           164             342           -             -            -              506
Restricted stock issued . . . . . .            14             141           -             -         (155)               -
Amortization of deferred
 compensation on restricted stock .             -               -           -             -           63               63
                                     ------------  --------------  ----------  -------------  -----------  ---------------
Balance at June 30, 2000. . . . . .  $      3,422  $       15,213  $    1,803         ($596)       ($395)  $       19,447
                                     ============  ==============  ==========  =============  ===========  ===============


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                       For  the  Six  Months  Ended
                                                                     June 30,
                                                                 2000       1999
                                                               ---------  ---------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,321   $  1,149
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . . .       198        210
    Depreciation and amortization . . . . . . . . . . . . . .       242        252
    Gain on sale of equipment and vehicles. . . . . . . . . .         -        (26)
    Gain on sale securities available for sale. . . . . . . .       (10)       (22)
    Net amortization of net premium on investments. . . . . .        17         44
    Amortization of deferred compensation on restricted stock        63         50
    (Increase) decrease in other assets . . . . . . . . . . .      (102)        33
    Increase in other liabilities . . . . . . . . . . . . . .       105        355
    Deferred income taxes . . . . . . . . . . . . . . . . . .       (36)         -
                                                               ---------  ---------
Net cash provided by operating activities . . . . . . . . . .     1,798      2,045
                                                               ---------  ---------

Cash flows from investing activities:
  Purchases of securities available for sale. . . . . . . . .    (3,805)    (2,888)
  Proceeds from maturities of securities available for sale .       606      2,905
  Proceeds from sales of securities available for sale. . . .     2,912      1,021
  Purchases of investments in FHLB and other stock. . . . . .      (450)      (146)
  Net increase in loans . . . . . . . . . . . . . . . . . . .    (9,604)   (10,943)
  Purchases of premises and equipment . . . . . . . . . . . .      (139)      (155)
  Proceeds from sale of equipment and vehicles. . . . . . . .         -         49
                                                               ---------  ---------
Net cash used in investing activities . . . . . . . . . . . .   (10,480)   (10,157)
                                                               ---------  ---------

Cash flows from financing activities:
  Net increase in deposit accounts. . . . . . . . . . . . . .     9,988     13,320
  Net decrease in federal funds purchased . . . . . . . . . .    (4,000)    (3,566)
  Repayment of other short-term borrowings. . . . . . . . . .         -       (320)
  Proceeds from FHLB advances . . . . . . . . . . . . . . . .    20,000     10,550
  Repayments of FHLB advances . . . . . . . . . . . . . . . .    (9,000)    (9,550)
  Proceeds from employee stock options exercised. . . . . . .       506         42
                                                               ---------  ---------
Net cash provided by financing activities . . . . . . . . . .    17,494     10,476
                                                               ---------  ---------
Net increase in cash and cash equivalents . . . . . . . . . .     8,812      2,364
Cash and cash equivalents, beginning of period. . . . . . . .     9,821      6,400
                                                               ---------  ---------
Cash and cash equivalents, end of period. . . . . . . . . . .  $ 18,633   $  8,764
                                                               =========  =========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest. . . . . . . . . . .  $  3,765   $  3,140
Cash paid during the period for income taxes. . . . . . . . .  $    712   $    525
Change in fair market value of investment securities
 available for sale, net of income taxes. . . . . . . . . . .      ($33)     ($502)


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS



                          SUMMIT FINANCIAL CORPORATION
     CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  JUNE 30, 2000

NOTE  1  -  BASIS  OF  PRESENTATION:
     Summit Financial Corporation (the Company), a South Carolina corporation, is the parent holding company for Summit National Bank (the Bank), a nationally chartered bank, and Freedom Finance, Inc. (the Finance Company), a consumer finance company.

     Through its bank subsidiary, which commenced operations in July 1990, the Company provides a full range of banking services, including the taking of demand and time deposits and the making of commercial and consumer loans. The Bank currently has three full service branch locations in Greenville, South Carolina and a Loan Production Office in Spartanburg, South Carolina. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to offer nondeposit products and financial management services. The Finance Company commenced operations in November 1994 and makes and services small installment loans to individuals from its eleven offices throughout South Carolina.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at June 30, 2000 and for the three month and six month periods ended June 30, 2000 and 1999 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2000, and the results of operations and cash flows for the periods ended June 30, 2000 and 1999 have been included. The results for the three month or six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE  2  -  CASH  FLOW  INFORMATION:
          For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $18,633,000 and $8,764,000 at June 30, 2000 and 1999, respectively.

NOTE  3  -  PER  SHARE  INFORMATION:
     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the quarter and the six months ended June 30, 2000 and 1999. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock distributions as of the earliest period presented. (All numbers, except per share data, in thousands).


                                      For the Quarter Ended June 30,
                                     2000     2000     1999     1999
                                   --------  ------  --------  ------
                                    BASIC   DILUTED   BASIC   DILUTED
                                   ------  --------  ------  --------
Net Income. . . . . . . . . . . .  $    669  $  669  $    582  $  582
                                   --------  ------  --------  ------
Weighted average shares
 outstanding. . . . . . . . . . .     3,355   3,355     3,168   3,168
Effective of Dilutive Securities:
    Stock options . . . . . . . .         -     267         -     573
    Unvested restricted stock . .         -      47         -      33
                                   --------  ------  --------  ------
                                      3,355   3,669     3,168   3,774
                                   --------  ------  --------  ------
Per-share amount. . . . . . . . .  $   0.20  $ 0.18  $   0.18  $ 0.15
                                   ========  ======  ========  ======




                                    For the Six Months Ended June 30,
                                     2000     2000     1999     1999
                                   --------  ------  --------  ------
                                    BASIC   DILUTED   BASIC   DILUTED
                                   -------  --------  ------  --------
Net Income. . . . . . . . . . . .  $  1,321  $1,321  $  1,149  $1,149
                                   --------  ------  --------  ------
Weighted average shares
 outstanding. . . . . . . . . . .     3,336   3,336     3,165   3,165
Effective of Dilutive Securities:
    Stock options . . . . . . . .         -     304         -     574
    Unvested restricted stock . .         -      47         -      33
                                   --------  ------  --------  ------
                                      3,336   3,687     3,165   3,772
                                   --------  ------  --------  ------
Per-share amount. . . . . . . . .  $   0.40  $ 0.36  $   0.36  $ 0.30
                                   ========  ======  ========  ======



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


                                                                                         At and For the
                                 For the quarter ended June 30, 2000            Six Months Ended June 30, 2000
                             Bank      Finance    Corporate     Total      Bank     Finance    Corporate    Total
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Interest income . . . . .  $  4,114   $    410         ($26)  $  4,498   $ 7,953   $    875         ($49)  $ 8,779
Interest expense. . . . .    (2,050)       (83)          74     (2,059)   (3,918)      (159)         141    (3,936)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net interest income . . .     2,064        327           48      2,439     4,035        716           92     4,843
Provision for loan losses       (72)       (33)           -       (105)     (137)       (61)           -      (198)
Other income. . . . . . .       369         76          (12)       433       689        170          (24)      835
Other expenses. . . . . .    (1,422)      (377)          (2)    (1,801)   (2,782)      (766)          (6)   (3,554)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Income before taxes . . .       939         (7)          34        966     1,805         59           62     1,926
Income taxes. . . . . . .      (285)         2          (14)      (297)     (558)       (22)         (25)     (605)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net income. . . . . . . .  $    654        ($5)  $       20   $    669   $ 1,247   $     37   $       37   $ 1,321
                           =========  =========  ===========  =========  ========  =========  ===========  ========
Net loans . . . . . . . .                                                $153,607   $  2,966    ($1,160)  $155,413
                                                                         =========  ========  ==========  =========
Total assets. . . . . . .                                                $207,660   $  3,724    ($1,206)  $210,178
                                                                        =========  =========  ==========  =========




                                                                                         At and For the
                                 For the quarter ended June 30, 1999            Six Months Ended June 30, 1999
                             Bank      Finance    Corporate     Total      Bank     Finance    Corporate    Total
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Interest income . . . . .  $  3,309   $    403         ($22)  $  3,690   $ 6,449   $    851         ($46)  $ 7,254
Interest expense. . . . .    (1,575)       (67)          58     (1,584)   (3,086)      (135)         118    (3,103)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net interest income . . .     1,734        336           36      2,106     3,363        716           72     4,151
Provision for loan losses      (100)       (29)           -       (129)     (140)       (70)           -      (210)
Other income. . . . . . .       324         78          (12)       390       641        166          (24)      783
Other expenses. . . . . .    (1,175)      (373)          (2)    (1,550)   (2,368)      (740)          (4)   (3,112)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Income before taxes . . .       783         12           22        817     1,496         72           44     1,612
Income taxes. . . . . . .      (227)        (2)          (6)      (235)     (426)       (25)         (12)     (463)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net income. . . . . . . .  $    556   $     10   $       16   $    582   $ 1,070   $     47   $       32   $ 1,149
                           =========  =========  ===========  =========  ========  =========  ===========  ========
Net loans . . . . . . . .                                                $138,075   $  2,560    ($1,060)  $139,575
                                                                        =========  =========  ==========  =========
Total assets. . . . . . .                                                $179,419   $  3,376    ($1,090)  $181,705
                                                                        =========  =========  ==========  =========



                          SUMMIT FINANCIAL CORPORATION

     PART  I.  FINANCIAL  INFORMATION

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
     OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the "Company") on Form 10K for the year ended December 31, 1999. Results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of results to be attained for any other period.

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

OVERVIEW
     Summit Financial Corporation (the "Company") is a financial institution holding company headquartered in Greenville, South Carolina. The Company offers a broad range of financial services through its wholly-owned subsidiary, Summit National Bank (the "Bank," or "Summit"). The Bank is a nationally chartered commercial bank which operates principally in the Upstate of South Carolina. The Bank received its charter and commenced operations in July 1990. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to provide a wider range of investment products and financial planning services. The Bank currently has three full service offices in Greenville, South Carolina and a loan production office in Spartanburg, South Carolina. Summit provides a full range of banking services to individuals and businesses, including the taking of time and demand deposits, making loans, and offering nondeposit investment services. The Bank emphasizes close personal contact with its customers and strives to provide a consistently high level of service to both individual and corporate customers.

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

     During the quarter ended June 30, 2000, the Company's net income totaled $669,000 or $.18 per diluted share. This is compared to net income of $582,000 or $.15 per diluted share for the same quarterly period of 1999 or an increase of 15.0%. For the first six months of 2000, the Company reported net income of $1,321,000 or $0.36 per diluted share, an improvement of approximately $172,000 or 15% from the net income for the first six months of 1999 of $1,149,000 or $0.30 per diluted share.

BALANCE  SHEET  ACTIVITY
     Total assets increased $18.9 million or 9.9% from December 31, 1999 to June 30, 2000. Deposits increased approximately $10.0 million or 6.3% during the period. A majority of the increase in deposits was in the money market deposit category which accounted for $6.5 million of the increase and jumbo (greater than $100,000) certificates of deposit category which accounted for $4.9 million of the increase. The increase in deposits funded gross loan growth of $9.5 million (6.4%). Increases in liquidity (cash, interest-bearing deposits and federal funds sold) was related to the 122% ($11 million) increase in FHLB advances.

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

     At June 30, 2000, the consolidated allowance for loan losses was $2.3 million or 1.45% of total loans net of unearned income. This compares to an allowance of $2.2 million or 1.45% of total loans net of unearned income at June 30, 1999. For the quarter ended June 30, 2000, the Company reported consolidated net charge-offs of $36,000 or 0.09% of average loans on an annualized basis. This is compared to consolidated net charge-offs of $23,000 or 0.07% (annualized) of average loans for the comparable quarter of 1999. For the six months ended June 30, 2000, net charge-offs totaled $82,000 or 0.05% of average loans on an annualized basis. This is compared to consolidated net recoveries of ($13,000) or 0.02% (annualized) of average loans for the prior year.

     There were no loans on nonaccrual status at June 30, 1999 and loans on nonaccrual at June 30, 2000 totaled $147,000 or 0.09% of total loans. Loans past due 90 days and greater totaled $73,000 or 0.05% of gross loans at June 30, 2000 and $328,000 or 0.23% of gross loans at June 30, 1999. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at June 30, 2000 represents management's estimate of probable losses inherent in the loan portfolio at that date.

EARNINGS  REVIEW  FOR  THE  QUARTER  ENDED  JUNE  30,  2000  AND  1999

GENERAL
     The Company reported consolidated net income for the quarter ended June 30, 2000 of $669,000, compared to net income of $582,000 for the quarter ended June 30, 1999, or an improvement of approximately $87,000 or 15.0%. The increase in consolidated earnings for the 2000 period is primarily attributable to the $333,000 or 15.8% increase in the Company's net interest income. The higher net interest income is directly related to the higher level of average earning assets which increased 11.9% in 2000 as compared to the prior year, combined with the higher net interest margin for the second quarter of 2000 which increased 19 basis points from the prior year. Somewhat offsetting these items is the increase in noninterest expenses of approximately 16.2%.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended June 30, 2000, the Company recorded consolidated net interest income of $2.4 million, a 15.8% increase from the net interest income of $2.1 million for the quarter ended June 30, 1999. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 11.9% and 11.5% respectively, combined with the 19 basis point increase in the net interest margin for the Company.

     For the quarter ended June 30, 2000 and 1999, the Company's consolidated net interest margin was 5.42% and 5.23%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is related primarily to the increasing interest rate environment in the latter half of 1999 and into 2000. During this period, the prime rate increased 175 basis points resulting in an average prime rate of 9.25% for the second quarter of 2000 compared to 7.75% for the prior year. The increase in average yield on assets was partially offset by the related increase in the average cost of liabilities.

INTEREST  INCOME
     For the quarter ended June 30, 2000, the Company's earning assets averaged $186.2 million and had an average yield of 9.87%. This compares to average earning assets of $166.5 million for the second quarter of 1999, yielding approximately 9.04%. Thus, the 11.9% increase in volume of average earning assets, combined with the 83 basis point increase in average yield, accounts for the $808,000 (21.9%) increase in interest income between the second quarter of 1999 and 2000.

     Consolidated loans comprised approximately 83% of the Company's average earning assets for both the second quarter of 2000 and 1999. The majority of the Company's loans are tied to the prime rate (approximately 64% of the Bank's portfolio is at floating rates at June 30, 2000), which averaged 9.25% and 7.75% for the quarters ended June 30, 2000 and 1999, respectively. During the second quarter of 2000, consolidated loans averaged $154.6 million, yielding an average of 10.46%, compared to $137.8 million, yielding an average of 9.61% for the second quarter of 1999. The 85 basis point increase in the average yield on loans is primarily related to the higher prime lending rate. The higher level of average loans (which increased 12.2%), combined with the increase in average rate, resulted in the higher consolidated interest income on loans of $719,000 or 21.8%.

     Investment securities averaged $26.4 million or 14.2% of average earning assets and yielded 7.13% (tax equivalent basis) during the second quarter of 2000, compared to average securities of $26.2 million yielding 6.43% (tax equivalent basis) for the quarter ended June 30, 1999. The increase in the average yield of the investment portfolio is related to the portfolio mix and the timing of security maturities and sales which were reinvested in higher market rate instruments. This increase, combined with the 1.0% increase in average securities, resulted in the increase of interest income on securities of $43,000.

INTEREST  EXPENSE
     The Company's interest expense for the quarter ended June 30, 2000 was $2.1 million. The increase of 30.0% from the comparable quarter in 1999 of $1.6 million was directly related to the 78 basis point increase in the average rate on liabilities, combined with the 11.5% increase in volume. Interest-bearing liabilities averaged $154.6 million for the second quarter of 2000 with an average rate of 5.36%. This is compared to average interest-bearing liabilities of $138.6 million with an average rate of 4.58% for the quarter ended June 30, 1999. The increase in average rate on liabilities is directly related to the increasing interest rate environment and the resulting higher cost of deposits.

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

     Included in the net income for the quarter ended June 30, 2000 is a provision for loan losses of $105,000 compared to a provision of $129,000 for the second quarter of 1999. The reduction in the provision is related to the timing and amount of net loan originations for the second quarter of 2000 as compared to 1999.


NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $433,000 for the quarter ended June 30, 2000 compared to $390,000 for the second quarter of 1999, or an increase of 11.0%. Increases in service charges, credit card/merchant fees, and gains on sales of available for sale investment securities accounted for a majority of the increase. The increases are primarily related to the higher level of activity and transactions of the Bank generating other income in the normal course of business.

     For the quarter ended June 30, 2000, noninterest expenses were $1.8 million which is an increase of 16.2% over the amount incurred for the quarter ended June 30, 1999 of $1.6 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $1.0 million for the quarter ended June 30, 2000 as compared to $852,000 for the quarter ended June 30, 1999. The increase of $178,000 or 20.9% is a result of normal annual raises, replacement of staff due to turnover at higher salaries, higher incentive bonus accruals related to new bonus plans put in place in 2000, and the commencement of a loan production office in April 2000 staffed with three high level management employees.

     Occupancy and furniture, fixtures, and equipment ("FFE") expenses increased slightly (6.3% and 5.7%, respectively) between the second quarter of 2000 and 1999 related primarily to the expenses associated with the loan production office which commenced operations in April 2000.

     Included in the line item "other operating expenses", which increased $55,000 or 13.8% from the comparable period of 1999, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The increase is primarily related to (1) additional printing, telephone, and office support expenses and higher marketing expenses related to the loan production office ; (2) higher levels of legal fees related to loan collection efforts; (3) higher directors fees due to an increase in attendance fees; (4) security expense related to Y2K staffing in January, and (5) increases in credit card/merchant and other deposit related expenses due to general business volume increases.

INCOME  TAXES
     For the quarter ended June 30, 2000, the Company reported $297,000 in income tax expense, or an effective tax rate of 30.7%. This is compared to income tax expense of $235,000 for the same period of the prior year, or an effective tax rate of 28.8%. The increase in the effective rate is primarily related to the full utilization of state net operating loss carryforwards in early 2000 and adjustments to the TEFRA interest disallowance on tax-free municipal investments.


RESULTS  OF  OPERATIONS  -  COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND
1999

GENERAL
     The Company reported consolidated net income for the six months ended June 30, 2000 of $1,321,000, compared to net income of $1,149,000 for the six months ended June 30, 1999, or an improvement of approximately $172,000 or 15.0%. The increase in consolidated earnings for the 2000 period is primarily attributable to the $692,000 or 16.7% increase in the Company's net interest income related to the higher level of earning assets in 2000 as compared to the prior year and the general rising interest rate environment. Offsetting the increase in net interest income and noninterest income is the increase in noninterest expenses of approximately 14.2%.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the six months ended June 30, 2000, the Company recorded consolidated net interest income of $4.8 million, a 16.7% increase from the net interest income of $4.2 million for the six months ended June 30, 1999. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 12.7% and 12.6% respectively, combined with the 16 basis point increase in the net interest margin for the Company.

     For the six months ended June 30, 2000 and 1999, the Company's consolidated net interest margin was 5.48% and 5.32%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is related primarily to the general rising interest rate environment from mid-1999 through 2000.

INTEREST  INCOME
     For the six months ended June 30, 2000, the Company's earning assets averaged $182.8 million and had an average yield of 9.81%. This compares to average earning assets of $162.2 million for the first six months of 1999, yielding approximately 9.18%. Thus, the 12.7% increase in volume of average earning assets, combined with the 63 basis point increase in average yield, accounts for the $1.5 million (21.0%) increase in interest income between 1999 and 2000.

     Consolidated loans averaged approximately 83% of the Company's average earning assets for both the first six months of 2000 and 1999. The majority of the Company's loans are tied to the prime rate (approximately 64% of the Bank's portfolio is at floating rates at June 30, 2000), which averaged 8.97% and 7.75% for the six months ended June 30, 2000 and 1999, respectively. During the first six months of 2000, consolidated loans averaged $151.7 million, yielding an average of 10.40%, compared to $133.9 million, yielding an average of 9.76% for the first six months of 1999. The 64 basis point increase in the average yield on loans is primarily related to the higher prime lending rate which increased 175 basis points from mid-1999 through 2000. The higher level of average loans (which increased 13.3%) combined with the increase in average rate and resulted in an increase in consolidated interest income on loans of $1.4 million or 21.0%.

     Investment securities averaged $26.3 million or 14% of average earning assets and yielded 7.07% (tax equivalent basis) during the first six months of 2000, compared to average securities of $26.4 million yielding 6.43% (tax equivalent basis) for the six months ended June 30, 1999. The increase in the average yield of the investment portfolio is related to the portfolio mix and the timing of security maturities and sales which were reinvested in higher market rate instruments. The 64 basis point increase in yield on investment securities resulted in the increase in interest income on securities of $70,000.

INTEREST  EXPENSE
     The Company's interest expense for the six months ended June 30, 2000 was $3.9 million. The increase of 26.8% from the comparable six months in 1999 of $3.1 million was directly related to the 12.6% increase in the volume of average interest-bearing liabilities, combined with the 57 basis point increase in the average rate on liabilities. Interest-bearing liabilities averaged $152.5 million for the first six months of 2000 with an average rate of 5.19%. This is compared to average interest-bearing liabilities of $135.4 million with an average rate of 4.62% for the six months ended June 30, 1999. The increase in the average rate on liabilities is the result of maturities of certificates of deposit renewed at higher current market rates as the prime rate increased in the latter half of 1999 and through 2000.

PROVISION  FOR  LOAN  LOSSES
     As previously discussed under the quarterly analysis, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio.

     Included in the net income for the six months ended June 30, 2000 is a provision for loan losses of $198,000 compared to a provision of $210,000 for the first six months of 1999. The decrease in the provision is related to the timing and amount of net originations experienced by the Company during the first six months of 2000 as compared to the same period of 1999.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $835,000 for the six months ended June 30, 2000 compared to $783,000 for the first six months of 1999, or an increase of 6.6%. Increases in service charges, credit card/merchant fees, and insurance commissions accounted for a majority of the increase. The increases are primarily related to the higher level of activity and transactions of the Bank generating other income in the normal course of business. These increases were offset by reductions in gains on sales of investment securities and company vehicles and lower commissions on nondeposit product sales.

     For the six months ended June 30, 2000, total noninterest expenses were $3.6 million which is an increase of 14.2% over the amount incurred for the six months ended June 30, 1999 of $3.1 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $2.0 million for the six months ended June 30, 2000 as compared to $1.7 million for the six months ended June 30, 1999. The increase of $308,000 or 18.2% is a result of normal annual raises, replacement of staff due to turnover at higher salaries, higher incentive bonus accruals related to new bonus plans put in place in 2000, and the commencement of a loan production office in April 2000 staffed with three high level management employees.

     Occupancy and furniture, fixtures, and equipment ("FFE") expenses increased slightly (2.4% and 7.1%, respectively) between the first six months of 2000 and 1999 related primarily to the expenses associated with the loan production office which commenced operations in April 2000.

     Included in the line item "other operating expenses", which increased $105,000 or 12.8% from the comparable period of 1999, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The increase is primarily related to (1) additional printing, telephone, and office support expenses and higher marketing expenses related to the loan production office ; (2) higher levels of legal fees related to loan collection efforts; (3) higher directors fees due to an increase in attendance fees; (4) security expense related to Y2K staffing in January, and (5) increases in credit card/merchant and other deposit related expenses due to general business volume increases.


INCOME  TAXES
     For the six months ended June 30, 2000, the Company reported $605,000 in income tax expense, or an effective tax rate of 31.4%. This is compared to income tax expense of $463,000 for the same period of the prior year, or an effective tax rate of 28.7%. The increase in the effective rate is primarily related to the full utilization of state net operating loss carryforwards in early 2000 and adjustments to the TEFRA interest disallowance on tax-free municipal investments.


LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as the subsidiary level. The Company's bank subsidiary must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of short-term borrowings, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets (those which can easily be converted into cash) and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources accounted for 12% of average assets for both the six month periods ended June 30, 2000 and 1999. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid. At June 30, 2000, the Company had approximately $27 million in available credit under its FHLB and correspondent bank borrowing facilities.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $2.6 million in available liquidity remaining from its initial public offering and the retention of earnings. Substantially all of this liquidity was advanced to the Finance Company to fund its operations as of June 30, 2000. In addition, Summit Financial has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at June 30, 2000. Additional sources of liquidity for Summit Financial include unsecured borrowings from individuals, and management fees and debt service which are paid by its subsidiaries.

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


CAPITAL  RESOURCES
     Total shareholders' equity at June 30, 2000 was $19.4 million or 9.3% of total assets. This is compared to $17.6 million or 9.2% of total assets at December 31, 1999. The $1.8 million increase in total shareholders' equity resulted principally from the retention of earnings and stock issued pursuant to the Company's incentive stock option plan.

     Book value per share at June 30, 2000 and 1999 was $5.68 and $5.16, respectively. Tangible book value per share at June 30, 2000 and 1999 was $5.56 and $5.02, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions of Freedom Finance which were accounted for as purchases.

     To date, the capital needs of the Company have been met through the retention of net income and from the proceeds of its initial offering of common stock. In the normal course of business, during July 2000, the Company purchased land and entered into an agreement with an architect related to the construction of a bank branch facility in Spartanburg, South Carolina. The Company believes that its current available capital is adequate to fund this facility. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital as set forth in the table following. Management believes, as of June 30, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At June 30, 2000 and 1999, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at June 30, 2000 and 1999 as well as the minimum calculated amounts for each regulatory defined category.



                              RISK-BASED CAPITAL CALCULATION

                                                          FOR CAPITAL    TO BE CATEGORIZED
                                            ACTUAL     ADEQUACY PURPOSES "WELL-CAPITALIZED"
                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                        -------  ------  -------  ------  -------  ------
AS OF JUNE 30, 2000
THE COMPANY
Total capital to risk-weighted assets.  $22,164  12.92%  $13,723   8.00%        N.A.
Tier 1 capital to risk-weighted assets  $20,020  11.67%  $ 6,862   4.00%        N.A.
Tier 1 capital to average assets . . .  $20,020  10.31%  $ 7,768   4.00%        N.A.

THE BANK
Total capital to risk-weighted assets.  $19,298  11.60%  $13,311   8.00%  $16,639  10.00%
Tier 1 capital to risk-weighted assets  $17,242  10.36%  $ 6,655   4.00%  $ 9,983   6.00%
Tier 1 capital to average assets . . .  $17,242   9.00%  $ 7,667   4.00%  $ 9,583   5.00%

AS OF JUNE 30, 1999
THE COMPANY
Total capital to risk-weighted assets.  $18,253  12.18%  $11,989   8.00%       N.A.
Tier 1 capital to risk-weighted assets  $16,380  10.93%  $ 5,994   4.00%       N.A.
Tier 1 capital to average assets . . .  $16,380   9.50%  $ 6,898   4.00%       N.A.

THE BANK
Total capital to risk-weighted assets.  $16,590  11.26%  $11,790   8.00%  $14,737  10.00%
Tier 1 capital to risk-weighted assets  $14,773  10.02%  $ 5,895   4.00%  $ 8,842   6.00%
Tier 1 capital to average assets . . .  $14,773   8.68%  $ 6,808   4.00%  $ 8,510   5.00%



ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS
     In  June  1999,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 changes the previous accounting definition of a derivative and discusses the appropriateness of hedge accounting for various forms of hedging activities. Under this standard, all derivatives are measured at fair value and recognized in the statement of financial position as assets or liabilities. This standard, as amended by SFAS 137, is effective for all fiscal quarters of years beginning after June 15, 2000, with earlier adoption permitted. SFAS 133 is further amended by SFAS 138 to address a limited number of issues causing implementation difficulties. Management does not expect that this standard will have a significant effect on the Company.


EFFECT  OF  INFLATION  AND  CHANGING  PRICES
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation.

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Given the Company's asset-sensitive balance sheet position, assets reprice faster than liabilities, which generally results in increases in net interest income during periods of rising interest rates, as experienced from mid-1999 through 2000. This may cause an increase in the net interest margin until the fixed rate deposits mature and are repriced at higher current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. The opposite effect (that is, a decrease in net interest income) is generally realized in a declining rate environment. The degree of interest rate sensitivity of the Company's assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.

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

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At June 30, 2000, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability-sensitive position of $8.2 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset-sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that over 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     The Company's asset-sensitive position means that assets reprice faster than the liabilities, which generally results in increases in the net interest income during periods of rising rates and decreases in net interest income when market rates decline. The Company's net interest margin increased between the first six months of 1999 and 2000 primarily as a result of the general rise in interest rates during the period.


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

     As of June 30, 2000, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.



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

     None.

Item  3.     Defaults  Upon  Senior  Securities.

     None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

          At the Annual Meeting of Shareholders held April 18, 2000 pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated March 20, 2000, the following matters were voted on:

          (1)  election  of  3  nominees  for  directors  to  terms  of 3 years:
2,876,596 shares (99.4% of the votes cast) voted FOR the election of the directors; and
          (2) the approval of the Summit Financial Corporation 1999 Incentive Stock Option Plan: 1,779,815 shares (95% of the votes cast) voted FOR the approval; 93,901 shares AGAINST; 5,255 shares ABSTAIN (note that broker non-votes were excluded).

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

SUMMIT  FINANCIAL  CORPORATION


Dated:  August  9,  2000

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President
and  Chief  Executive  Officer


Dated:  August  9,  2000

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President
and  Chief  Financial  Officer