Form 10-Q
period 2000-09-30
SUMMIT FINANCIAL CORP
filed 2000-11-09
CIK 856223

FORM  10-Q

            SECURITIES  AND  EXCHANGE  COMMISSION
                 Washington,  D.C.  20549

     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     For  The  Quarterly  Period  Ended  September  30,  2000

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

As of November 6, 2000, 3,422,331 shares of $1.00 par value common stock were outstanding.


                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)
                                    (Unaudited)


                                                    September 30,    December 31,
                                                        2000             1999
                                                   ---------------  --------------
ASSETS
Cash and due from banks                            $       10,275   $       3,952
Interest-bearing bank balances                              4,592           4,399
Federal funds sold                                         20,300           1,470
Investments available for sale                             30,414          26,466
Loans, net of unearned income and net of
 allowance for loan losses of $2,357 and $2,163           165,823         146,007
Premises and equipment, net                                 3,427           2,890
Accrued interest receivable                                 1,493           1,337
Other assets                                                5,194           4,708
                                                   ---------------  --------------
                                                   $      241,518   $     191,229
                                                   ===============  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand                        $       25,133   $      23,823
 Interest-bearing demand                                   12,421          14,073
 Savings and money market                                  71,607          50,845
 Time deposits, $100,000 and over                          40,912          28,459
 Other time deposits                                       52,221          40,796
                                                   ---------------  --------------
                                                          202,294         157,996
Federal funds purchased                                         -           4,000
Other short-term borrowings                                   500             500
FHLB advances                                              16,000           9,000
Accrued interest payable                                    1,367           1,132
Other liabilities                                             897           1,010
                                                   ---------------  --------------
                                                          221,058         173,638
                                                   ---------------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000
  shares authorized; issued and
  outstanding 3,422,331 and 3,243,739 shares                3,422           3,244
 Additional paid-in capital                                15,213          14,730
 Retained earnings                                          2,487             483
 Accumulated other comprehensive loss, net of tax            (299)           (563)
 Nonvested resticted stock                                   (363)           (303)
                                                   ---------------  --------------
     Total shareholders' equity                            20,460          17,591
                                                   ---------------  --------------
                                                   $      241,518   $     191,229
                                                   ===============  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                           SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                           (Dollars, except per share data, in Thousands)
                                           (Unaudited)

                                          For the Three Months Ended    For the Nine Months Ended
                                                    September 30,               September 30,
                                               ------------------------  ------------------------
                                                  2000         1999         2000         1999
                                               -----------  -----------  -----------  -----------
Interest Income:
 Loans                                         $    4,339   $    3,531   $   12,186   $   10,014
 Taxable investment securities                        313          231          827          700
 Nontaxable investment securities                     121          124          391          370
 Federal funds sold                                   269           54          337           66
 Other                                                 98           51          178           96
                                               -----------  -----------  -----------  -----------
                                                    5,140        3,991       13,919       11,246
                                               -----------  -----------  -----------  -----------
Interest Expense:
 Deposits                                           2,366        1,607        5,906        4,432
 Other                                                268          130          664          409
                                               -----------  -----------  -----------  -----------
                                                    2,634        1,737        6,570        4,841
                                               -----------  -----------  -----------  -----------
     Net interest income                            2,506        2,254        7,349        6,405
Provision for loan losses                            (119)        (108)        (317)        (318)
                                               -----------  -----------  -----------  -----------
     Net interest income after
      provision for loan losses                     2,387        2,146        7,032        6,087
                                               -----------  -----------  -----------  -----------
Noninterest Income:
 Service charges and fees on deposit accounts          81           52          271          158
 Credit card service fees and income                   86           84          273          243
 Insurance commission fee income                       66           64          212          186
 Gain on sale of securities                             -            -           10           22
 Other income                                         197          169          499          544
                                               -----------  -----------  -----------  -----------
                                                      430          369        1,265        1,153
                                               -----------  -----------  -----------  -----------
Noninterest Expenses:
 Salaries, wages and benefits                       1,105          879        3,108        2,573
 Occupancy                                            157          150          451          437
 Furniture and equipment                              158          176          491          487
 Other expenses                                       404          456        1,329        1,277
                                               -----------  -----------  -----------  -----------
                                                    1,824        1,661        5,379        4,774
                                               -----------  -----------  -----------  -----------
Income before income taxes                            993          854        2,918        2,466
Income taxes                                         (309)        (237)        (914)        (700)
                                               -----------  -----------  -----------  -----------
Net income                                     $      684   $      617   $    2,004   $    1,766
                                               ===========  ===========  ===========  ===========

Net income per common share:
   Basic                                       $      .20   $      .19   $      .60   $      .56
   Diluted                                     $      .19   $      .17   $      .54   $      .47
Average common shares outstanding:
   Basic                                        3,375,000    3,171,000    3,349,000    3,167,000
   Diluted                                      3,672,000    3,722,000    3,682,000    3,741,000


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                                                                          Accumulated
                                                                                             other
                                                               Additional                comprehensive   Nonvested
                                                  Common        paid-in       Retained      (loss)      restricted
                                                  stock         capital       earnings    income, net      stock
                                               ------------  --------------  ----------  -------------  -----------
Balance at December 31, 1998                   $      3,039  $       12,726           -  $        313        ($404)
Net income for the nine months
 ended September 30, 1999                                 -               -       1,766             -            -
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding losses arising during
  the period, net of tax of ($441)                        -               -           -          (704)           -
 Less: reclassification adjustment for gains
  included in net income, net of tax of $6                -               -           -           (16)           -
                                                                                         -------------
 Other comprehensive loss                                 -               -           -          (720)           -
                                                                                         -------------
Comprehensive income                                      -               -           -             -            -

Employee stock options exercised                         17              53           -             -            -
Amortization of deferred
 compensation on restricted stock                         -               -           -             -           76
                                               ------------  --------------  ----------  -------------  -----------
Balance at September 30, 1999                  $      3,056  $       12,779  $    1,766         ($407)       ($328)
                                               ============  ==============  ==========  =============  ===========


Balance at December 31, 1999                   $      3,244  $       14,730  $      483         ($563)       ($303)
Net income for the nine months
 ended September 30, 2000                                 -               -       2,004             -            -
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding losses arising during
  the period, net of tax of $162                          -               -           -           270            -
 Less: reclassification adjustment for gains
  included in net income, net of tax of $4                -               -           -            (6)           -
                                                                                         -------------
 Other comprehensive income                               -               -           -           264            -
                                                                                         -------------
Comprehensive income                                      -               -           -             -            -

Employee stock options exercised                        164             342           -             -            -
Restricted stock issued                                  14             141           -             -         (155)
Amortization of deferred
 compensation on restricted stock                         -               -           -             -           95
                                               ------------  --------------  ----------  -------------  -----------
Balance at September 30, 2000                  $      3,422  $       15,213  $    2,487         ($299)       ($363)
                                               ============  ==============  ==========  =============  ===========




                                                    Total
                                                shareholders'
                                                   equity
                                               ---------------
Balance at December 31, 1998                   $       15,674
Net income for the nine months
 ended September 30, 1999                               1,766
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding losses arising during
  the period, net of tax of ($441)                          -
 Less: reclassification adjustment for gains
  included in net income, net of tax of $6                  -

 Other comprehensive loss                                (720)
                                               ---------------
Comprehensive income                                    1,046
                                               ---------------
Employee stock options exercised                           70
Amortization of deferred
 compensation on restricted stock                          76
                                               ---------------
Balance at September 30, 1999                  $       16,866
                                               ===============


Balance at December 31, 1999                   $       17,591
Net income for the nine months
 ended September 30, 2000                               2,004
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding losses arising during
  the period, net of tax of $162                            -
 Less: reclassification adjustment for gains
  included in net income, net of tax of $4                  -

 Other comprehensive income                               264
                                               ---------------
Comprehensive income                                    2,268
                                               ---------------
Employee stock options exercised                          506
Restricted stock issued                                     -
Amortization of deferred
 compensation on restricted stock                          95
                                               ---------------
Balance at September 30, 2000                  $       20,460
                                               ===============


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                          For the Nine Months Ended
                                                                  September 30,
                                                               --------------------
                                                                 2000       1999
                                                               ---------  ---------
Cash flows from operating activities:
 Net income                                                    $  2,004   $  1,766
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses                                       317        318
    Depreciation and amortization                                   365        387
    Gain on sale of equipment and vehicles                            -        (26)
    Gain on sale securities available for sale                      (10)       (22)
    Net amortization of net premium on investments                   22         62
    Amortization of deferred compensation on restricted stock        95         76
    Increase in other assets                                       (354)      (255)
    Increase in other liabilities                                   122        572
                                                               ---------  ---------
Net cash provided by operating activities                         2,561      2,878
                                                               ---------  ---------

Cash flows from investing activities:
  Purchases of securities available for sale                     (7,715)    (3,889)
  Proceeds from maturities of securities available for sale       1,269      3,808
  Proceeds from sales of securities available for sale            2,912      1,021
  Purchases of investments in FHLB and other stock                 (450)      (146)
  Purchases of company-owned life insurance                           -          -
  Net increase in loans                                         (20,133)   (13,662)
  Purchases of premises and equipment                              (902)      (294)
  Proceeds from sale of equipment and vehicles                        -         49
                                                               ---------  ---------
Net cash used in investing activities                           (25,019)   (13,113)
                                                               ---------  ---------

Cash flows from financing activities:
  Net increase in deposit accounts                               44,298     17,889
  Net decrease in federal funds purchased                        (4,000)    (3,566)
  Repayment of other short-term borrowings                            -       (320)
  Proceeds from FHLB advances                                    22,000     10,550
  Repayments of FHLB advances                                   (15,000)    (9,550)
  Proceeds from employee stock options exercised                    506         70
                                                               ---------  ---------
Net cash provided by financing activities                        47,804     15,073
                                                               ---------  ---------
Net increase in cash and cash equivalents                        25,346      4,838
Cash and cash equivalents, beginning of period                    9,821      6,400
                                                               ---------  ---------
Cash and cash equivalents, end of period                       $ 35,167   $ 11,238
                                                               =========  =========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                       $  6,335   $  4,938
Cash paid during the period for income taxes                   $  1,094   $    800
Change in fair market value of investment securities
 available for sale, net of income taxes                       $    264      ($720)


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                          SUMMIT FINANCIAL CORPORATION
     CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               SEPTEMBER 30, 2000

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

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at September 30, 2000 and for the three month and nine month periods ended September 30, 2000 and 1999 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2000, and the results of operations and cash flows for the periods ended September 30, 2000 and 1999 have been included. The results for the three month or nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE  2  -  CASH  FLOW  INFORMATION:
          For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $35,167,000 and $11,238,000 at September 30, 2000 and 1999, respectively.


NOTE  3  -  PER  SHARE  INFORMATION:
     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three and the nine months ended September 30, 2000 and 1999. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock dividends as of the earliest period presented. (All numbers, except per share data, in thousands).


                             For the Three Months Ended September 30,
                                     2000     2000     1999     1999
                                   --------  ------  --------  ------
                                     BASIC  DILUTED    BASIC  DILUTED
                                    ------ --------   ------ --------
Net Income                         $    684  $  684  $    617  $  617
                                   --------  ------  --------  ------
Weighted average shares
 outstanding                          3,375   3,375     3,171   3,171
Effective of Dilutive Securities:
 Stock options                            -     250         -     518
 Unvested restricted stock                -      47         -      33
                                   --------  ------  --------  ------
                                      3,375   3,672     3,171   3,722
                                   --------  ------  --------  ------
Per-share amount                   $   0.20  $ 0.19  $   0.19  $ 0.17
                                   ========  ======  ========  ======



                              For the Nine Months Ended September 30,
                                     2000     2000     1999     1999
                                   --------  ------  --------  ------
                                     BASIC  DILUTED    BASIC  DILUTED
                                    ------ --------   ------ --------
Net Income                         $  2,004  $2,004  $  1,766  $1,766
                                   --------  ------  --------  ------
Weighted average shares
 outstanding                          3,349   3,349     3,167   3,167
Effective of Dilutive Securities:
 Stock options                            -     286         -     541
 Unvested restricted stock                -      47         -      33
                                   --------  ------  --------  ------
                                      3,349   3,682     3,167   3,741
                                   --------  ------  --------  ------
Per-share amount                   $   0.60  $ 0.54  $   0.56  $ 0.47
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


                                    For  the  quarter  ended               At and for the nine months ended
                                      September 30,  2000                       September 30, 2000
                           -------------------------------------------   -----------------------------------------
                             Bank      Finance    Corporate     Total      Bank     Finance    Corporate    Total
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Interest income            $  4,745   $    426         ($31)  $  5,140   $12,699   $  1,301         ($81)  $13,919
Interest expense             (2,624)       (90)          80     (2,634)   (6,543)      (249)         222    (6,570)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net interest income           2,121        336           49      2,506     6,156      1,052          141     7,349
Provision for loan losses       (90)       (29)           -       (119)     (227)       (90)           -      (317)
Other income                    363         79          (12)       430     1,052        249          (36)    1,265
Other expenses               (1,448)      (374)          (2)    (1,824)   (4,230)    (1,141)          (8)   (5,379)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Income before taxes             946         12           35        993     2,751         70           97     2,918
Income taxes                   (291)        (5)         (13)      (309)     (849)       (27)         (38)     (914)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net income                 $    655   $      7   $       22   $    684   $ 1,902   $     43   $       59   $ 2,004
                           =========  =========  ===========  =========  ========  =========  ===========  ========
Net loans                                                               $163,980   $  3,128      ($1,285)  $165,823
                                                                        =========  =========  ===========  ========
Total assets                                                            $238,988   $  3,846      ($1,316)  $241,518
                                                                        =========  =========  ===========  ========



                                    For  the  quarter  ended               At and for the nine months ended
                                      September 30,  1999                       September 30, 1999
                           -------------------------------------------   -----------------------------------------
                             Bank      Finance    Corporate     Total      Bank     Finance    Corporate    Total
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Interest income            $  3,598   $    420         ($27)  $  3,991   $10,047   $  1,271         ($72)  $11,246
Interest expense             (1,729)       (73)          65     (1,737)   (4,815)      (208)         182    (4,841)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net interest income           1,869        347           38      2,254     5,232      1,063          110     6,405
Provision for loan losses       (60)       (48)           -       (108)     (200)      (118)           -      (318)
Other income                    296         85          (12)       369       938        251          (36)    1,153
Other expenses               (1,273)      (386)          (2)    (1,661)   (3,641)    (1,126)          (7)   (4,774)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Income before taxes             832         (2)          24        854     2,329         70           67     2,466
Income taxes                   (234)         7          (10)      (237)     (660)       (18)         (22)     (700)
                           ---------  ---------  -----------  ---------  --------  ---------  -----------  --------
Net income                 $    598   $      5   $       14   $    617   $ 1,669   $     52   $       45   $ 1,766
                           =========  =========  ===========  =========  ========  =========  ===========  ========
Net loans                                                               $140,710   $  2,761      ($1,284)  $142,187
                                                                        =========  =========  ===========  ========
Total assets                                                            $184,545   $  3,593      ($1,327)  $186,811
                                                                        =========  =========  ===========  ========


                          SUMMIT FINANCIAL CORPORATION

                         PART  I.  FINANCIAL  INFORMATION

                ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
             OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the "Company") on Form 10K for the year ended December 31, 1999. Results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of results to be attained for any other period.

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

OVERVIEW
     Summit Financial Corporation (the "Company") is a financial institution holding company headquartered in Greenville, South Carolina. The Company offers a broad range of financial services through its wholly-owned subsidiary, Summit National Bank (the "Bank," or "Summit"). The Bank is a nationally chartered commercial bank which operates principally in the Upstate of South Carolina. The Bank received its charter and commenced operations in July 1990. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to provide a wider range of investment products and financial planning services. The Bank currently has four full service offices in Greenville and Spartanburg, South Carolina. Summit provides a full range of banking services to individuals and businesses, including the taking of time and demand deposits, making loans, and offering nondeposit investment services. The Bank emphasizes close personal contact with its customers and strives to provide a consistently high level of service to both individual and corporate customers.

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

     During the quarter ended September 30, 2000, the Company's net income totaled $684,000 or $.19 per diluted share. This is compared to net income of $617,000 or $.17 per diluted share for the same quarterly period of 1999 or an increase of 11%. For the first nine months of 2000, the Company reported net income of $2,004,000 or $0.54 per diluted share, an improvement of approximately $239,000 or 13% from the net income for the first nine months of 1999 of $1,766,000 or $0.47 per diluted share.

BALANCE  SHEET  ACTIVITY
     Total assets increased $50.3 million or 26.3% from December 31, 1999 to September 30, 2000. Deposits increased approximately $44.3 million or 28.0% during the period. A majority of the increase in deposits was in jumbo (greater than $100,000) certificates of deposit which accounted for $12.5 million of the increase and money market deposits which accounted for $20.8 million of the increase . The increase in deposits funded gross loan growth of $20.0 million (13.5%). The balance is reflected in the increase of $18.8 million in federal funds sold and the $3.9 million increase in investment securities.

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

     At September 30, 2000, the consolidated allowance for loan losses was $2.4 million or 1.40% of total loans net of unearned income. This compares to an allowance of $2.1 million or 1.43% of total loans net of unearned income at September 30, 1999. For the quarter ended September 30, 2000, the Company reported consolidated net charge-offs of $41,000 or 0.10% of average loans on an annualized basis. This is compared to consolidated net charge-offs of $93,000 or 0.26% (annualized) of average loans for the comparable quarter of 1999. For the nine months ended September 30, 2000, net charge-offs totaled $124,000 or 0.11% of average loans on an annualized basis. This is compared to consolidated net charge-offs of $80,000 or 0.08% (annualized) of average loans for the prior year.

     There were no loans on nonaccrual status at September 30, 1999 and loans on nonaccrual at September 30, 2000 totaled $388,000 or 0.23% of total loans. Loans past due 90 days and greater totaled $136,000 or 0.08% of gross loans at September 30, 2000 and $266,000 or 0.18% of gross loans at September 30, 1999. Generally loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when they become 150 days contractually past due or earlier if the loan is deemed uncollectible. The allowance for loan losses at September
30, 2000 represents management's estimate of probable losses inherent in the loan portfolio at that date.

EARNINGS  REVIEW  FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  2000  AND  1999

GENERAL
     The Company reported consolidated net income for the quarter ended September 30, 2000 of $684,000, compared to net income of $617,000 for the quarter ended September 30, 1999, or an improvement of approximately $67,000 or 10.8%. The increase in consolidated earnings for the 2000 period is primarily attributable to the $252,000 or 11.2% increase in the Company's net interest income. The higher net interest income is directly related to the higher level of average earning assets which increased 20.8% in 2000 as compared to the prior year, offset by the lower net interest margin for the third quarter of 2000 which decreased 42 basis points from the prior year. Also contributing to the higher net income in the 16.5% increase in noninterest income, offset somewhat by the 9.8% increase in noninterest expense during the same period.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended September 30, 2000, the Company recorded consolidated net interest income of $2.5 million, an 11.2% increase from the net interest income of $2.3 million for the quarter ended September 30, 1999. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 20.8% and 20.3% respectively, offset by the 42 basis point increase in the net interest margin for the Company.

     For the quarter ended September 30, 2000 and 1999, the Company's consolidated net interest margin was 4.81% and 5.23%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in consolidated net interest margin is related primarily to significant increase in the cost of funds in 2000 resulting from the increasing interest rate environment in the latter half of 1999 and into 2000 and the certificate of deposit promotion rates offered in the third quarter of 2000. During this period, the average rate on assets increased 60 basis points related to the prime rate increases during the period. This increase was more than offset by the 122 basis point increase in the average cost of liabilities.

INTEREST  INCOME
     For the quarter ended September 30, 2000, the Company's earning assets averaged $212.3 million and had an average yield of 9.75%. This compares to average earning assets of $175.8 million for the third quarter of 1999, yielding approximately 9.15%. Thus, the 20.8% increase in volume of average earning assets, combined with the 60 basis point increase in average yield, accounts for the $1.1 million (28.8%) increase in interest income between the third quarter of 1999 and 2000.

     Consolidated loans comprised approximately 76% of the Company's average earning assets for the third quarter of 2000 compared to 81% for the third quarter of 1999. The majority of the Company's loans are tied to the prime rate (approximately 64% of the Bank's portfolio is at floating rates at September 30, 2000), which averaged 9.50% and 8.10% for the quarters ended September 30, 2000 and 1999, respectively. During the third quarter of 2000, consolidated loans averaged $161.7 million, yielding an average of 10.68%, compared to $142.6 million, yielding an average of 9.82% for the third quarter of 1999. The 85 basis point increase in the average yield on loans is primarily related to the higher prime lending rate. The higher level of average loans (which increased 13.4%), combined with the increase in average rate, resulted in the higher consolidated interest income on loans of $808,000 or 22.9%.

     Investment securities averaged $28.6 million or 13.5% of average earning assets and yielded 6.89% (tax equivalent basis) during the third quarter of 2000, compared to average securities of $25.8 million yielding 6.44% (tax equivalent basis) for the quarter ended September 30, 1999. The increase in the average yield of the investment portfolio is related to the portfolio mix and the timing of security maturities and sales which were reinvested in higher market rate instruments. This increase in average rate, combined with the 10.8% increase in average securities, resulted in the increase of interest income on securities of $79,000.

INTEREST  EXPENSE
     The Company's interest expense for the quarter ended September 30, 2000 was $2.6 million. The increase of 51.6% from the comparable quarter in 1999 of $1.7 million was directly related to the 122 basis point increase in the average rate on liabilities, combined with the 20.3% increase in volume. Interest-bearing liabilities averaged $179.5 million for the third quarter of 2000 with an average rate of 5.84%. This is compared to average interest-bearing liabilities of $149.2 million with an average rate of 4.62% for the quarter ended September 30, 1999. The increase in average rate on liabilities is directly related to the increasing interest rate environment and the resulting higher cost of deposits.

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

     Management maintains an allowance for loan losses which it believes is adequate to cover inherent losses in the loan portfolio. However, management's judgment is based upon a number of assumptions which are believed to be reasonable, but which may or may not prove valid. There are risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Management uses the best information available to make evaluations, however, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations. The Company is also subject to regulatory examinations and determinations as to the adequacy of the allowance, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance in comparison to a group of peer companies identified by the regulatory agencies.

     Included in the net income for the quarter ended September 30, 2000 is a provision for loan losses of $119,000 compared to a provision of $108,000 for the third quarter of 1999. The difference in the provision is related to the timing and amount of net loan originations for the third quarter of 2000 as compared to 1999 and the amount of net charge-offs in the comparable quarter.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $430,000 for the quarter ended September 30, 2000 compared to $369,000 for the third quarter of 1999, or an increase of 16.5%. Increases in service charges on customer accounts and NSF fees and higher commission on nondeposit product sales are primarily related to the higher level of activity and transactions of the Bank generating other income in the normal course of business.

     For the quarter ended September 30, 2000, noninterest expenses were $1.8 million which is an increase of 9.8% over the amount incurred for the quarter ended September 30, 1999 of $1.7 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $1.1 million for the quarter ended September 30, 2000 as compared to $879,000 for the quarter ended September 30, 1999. The increase of $226,000 or 25.7% is a result of (1) normal annual raises, (2) replacement of staff due to turnover at higher salaries, (3) higher incentive bonus accruals related to new bonus plans put in place in 2000, and (4) the staff added at the Spartanburg branch office during the third quarter of 2000 totaling three management-level and 6 staff-level employees.

     Occupancy expenses increased 4.7% related to expenses associated with the startup of the Spartanburg branch. Furniture, fixtures, and equipment ("FFE") expenses decreased 10.2% between the third quarter of 2000 and 1999 related primarily to decreases in depreciation on fully depreciated assets.

     Included in the line item "other operating expenses", which decreased $52,000 or 11.4% from the comparable period of 1999, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The decrease is primarily related to lower legal fees for loan collections and bankruptcies in the third quarter of 2000 as compared to the prior year. Advertising and marketing expenses were also less in 2000 given the timing and amount of advertising campaigns between the two periods.

INCOME  TAXES
     For the quarter ended September 30, 2000, the Company reported $309,000 in income tax expense, or an effective tax rate of 31.1%. This is compared to income tax expense of $237,000 for the same period of the prior year, or an effective tax rate of 27.8%. The increase in the effective rate is primarily related to the full utilization of state net operating loss carryforwards in early 2000 and adjustments to the TEFRA interest disallowance on tax-free municipal investments.


RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL
     The Company reported consolidated net income for the nine months ended September 30, 2000 of $2,004,000, compared to net income of $1,766,000 for the nine months ended September 30, 1999, or an improvement of approximately $238,000 or 13.5%. The increase in consolidated earnings for the 2000 period is primarily attributable to the $944,000 or 14.7% increase in the Company's net interest income related to the higher level of earning assets in 2000 as compared to the prior year and the general rising interest rate environment. Partially offsetting the increase in net interest income and noninterest income is the increase in noninterest expenses of approximately 12.7%.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the nine months ended September 30, 2000, the Company recorded consolidated net interest income of $7.3 million, a 14.7% increase from the net interest income of $6.4 million for the nine months ended September 30, 1999. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 15.9% and 15.4% respectively, offset slightly by the 8 basis point decrease in the net interest margin of the Company for the two comparable periods.

     For the nine months ended September 30, 2000 and 1999, the Company's consolidated net interest margin was 5.21% and 5.29%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in consolidated net interest margin is related primarily to the higher cost of funds resulting from the general rising interest rate environment and promotions offers on certificates of deposit in the third quarter of 2000.

INTEREST  INCOME
     For the nine months ended September 30, 2000, the Company's earning assets averaged $193.4 million and had an average yield of 9.75%. This compares to average earning assets of $166.8 million for the first nine months of 1999, yielding approximately 9.17%. Thus, the 15.9% increase in volume of average earning assets, combined with the 58 basis point increase in average yield, accounts for the $2.7 million (23.8%) increase in interest income between 1999 and 2000.

     Consolidated loans averaged approximately 80% of the Company's average earning assets for the first nine months of 2000 compared to 82% for 1999. The majority of the Company's loans are tied to the prime rate (approximately 64% of the Bank's portfolio is at floating rates at September 30, 2000), which averaged 9.31% and 7.87% for the nine months ended September 30, 2000 and 1999, respectively. During the first nine months of 2000, consolidated loans averaged $155.1 million, yielding an average of 10.50%, compared to $136.9 million, yielding an average of 9.78% for the first nine months of 1999. The 72 basis point increase in the average yield on loans is primarily related to the higher prime lending rate in 2000. The higher level of average loans (which increased 13.2%), combined with the increase in average rate, resulted in an increase in consolidated interest income on loans of $2.2 million or 21.7%.

     Investment securities averaged $27.8 million or 14.4% of average earning assets and yielded 6.82% (tax equivalent basis) during the first nine months of 2000, compared to average securities of $26.0 million yielding 6.48% (tax equivalent basis) for the nine months ended September 30, 1999. The increase in the average yield of the investment portfolio is related to the portfolio mix and the timing of security maturities and sales which were reinvested in higher market rate instruments. The 6.9% increase in average volume, combined with the 34 basis point increase in yield on investment securities resulted in the increase in interest income on securities of $148,000.

INTEREST  EXPENSE
     The Company's interest expense for the nine months ended September 30, 2000 was $6.6 million. The increase of 35.7% from the comparable nine months in 1999 of $4.8 million was directly related to the 15.4% increase in the volume of average interest-bearing liabilities, combined with the 81 basis point increase in the average rate on liabilities. Interest-bearing liabilities averaged $161.6 million for the first nine months of 2000 with an average rate of 5.43%. This is compared to average interest-bearing liabilities of $140.0 million with an average rate of 4.62% for the nine months ended September 30, 1999. The increase in the average rate on liabilities is the result of maturities of certificates of deposit renewed at higher current market rates as the prime rate increased in the latter half of 1999 and through 2000, combined with promotional rates offered on CDs during the third quarter of 2000.



PROVISION  FOR  LOAN  LOSSES
     As previously discussed under the quarterly analysis, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio. Included in the net income for the nine months ended September 30, 2000 is a provision for loan losses of $317,000 compared to a provision of $318,000 for the first nine months of 1999.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $1.3 million for the nine months ended September 30, 2000 compared to $1.2 million for the first nine months of 1999, or an increase of 9.7%. The increases was primarily related to higher service charges, credit card/merchant fees, and insurance commissions related to the higher level of activity and transactions of the Bank generating other income in the normal course of business. These increases were somewhat offset by reductions in gains on sales of investment securities and company vehicles.

     For the nine months ended September 30, 2000, total noninterest expenses were $5.4 million which is an increase of 12.7% over the amount incurred for the nine months ended September 30, 1999 of $4.8 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $3.1 million for the nine months ended September 30, 2000 as compared to $2.6 million for the nine months ended September 30, 1999. The increase of $535,000 or 20.8% is a result of (1) normal annual raises, (2) replacement of staff due to turnover at higher salaries, (3) higher incentive bonus accruals related to new bonus plans put in place in 2000, and (4) the staff added at the Spartanburg branch office during the second and third quarters of 2000 totaling three management-level and 6 staff-level employees.

     Occupancy and furniture, fixtures, and equipment ("FFE") expenses increased slightly (3.2% and 1%, respectively) between the first nine months of 2000 and 1999 related primarily to the expenses associated with the loan production office which commenced operations in April 2000, offset by lower depreciation expense for fully depreciated assets in 2000.

     Included  in  the  line  item  "other  operating expenses", which increased
$52,000 or 4.1% from the comparable period of 1999, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses.


INCOME  TAXES
     For the nine months ended September 30, 2000, the Company reported $914,000 in income tax expense, or an effective tax rate of 31.3%. This is compared to income tax expense of $700,000 for the same period of the prior year, or an effective tax rate of 28.4%. The increase in the effective rate is primarily related to the full utilization of state net operating loss carryforwards in early 2000 and adjustments to the TEFRA interest disallowance on tax-free municipal investments.


LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as the subsidiary level. The Company's bank subsidiary must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of short-term borrowings, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets (those which can easily be converted into cash) and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources accounted for 14% and 12% of average assets for the nine month periods ended September 30, 2000 and 1999, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid. At September 30, 2000, the Company had approximately $35 million in available credit under its FHLB and correspondent bank borrowing facilities.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $2.8 million in available liquidity remaining from its initial public offering and the retention of earnings. Approximately $1.8 million of this liquidity was advanced to the Finance Company to fund its operations as of September 30, 2000. In addition, Summit Financial has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at September 30, 2000. Additional sources of liquidity for Summit Financial include unsecured borrowings from individuals, and management fees and debt service which are paid by its subsidiaries.

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


CAPITAL  RESOURCES
     Total shareholders' equity at September 30, 2000 was $20.5 million or 8.5% of total assets. This is compared to $17.6 million or 9.2% of total assets at December 31, 1999. The $2.9 million increase in total shareholders' equity resulted principally from the retention of earnings and stock issued pursuant to the Company's incentive stock option plan.

     Book value per share at September 30, 2000 and 1999 was $5.98 and $5.26, respectively. Tangible book value per share at September 30, 2000 and 1999 was $5.87 and $5.09, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions of Freedom Finance which were accounted for as purchases.

     To date, the capital needs of the Company have been met through the retention of net income and from the proceeds of its initial offering of common stock. In the normal course of business, during July 2000, the Company purchased land and entered into an agreement with an architect and contractor related to the construction of a bank branch facility in Spartanburg, South Carolina. The Company believes that its current available capital is adequate to fund this facility. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital as set forth in the table following. Management believes, as of September 30, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At September 30, 2000 and 1999, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at September 30, 2000 and 1999 as well as the minimum calculated amounts for each regulatory defined category.


                              RISK-BASED CAPITAL CALCULATION

                                                                       TO BE CATEGORIZED
                                                          FOR CAPITAL          "WELL-
                                           ACTUAL       ADEQUACY PURPOSES   CAPITALIZED"
                                       ---------------  ---------------  ----------------
                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                        -------  ------  -------  ------  -------  ------
AS OF SEPTEMBER 30, 2000
THE COMPANY
Total capital to risk-weighted assets   $23,043  12.52%  $14,722   8.00%        N.A.
Tier 1 capital to risk-weighted assets  $20,743  11.27%  $ 7,361   4.00%        N.A.
Tier 1 capital to average assets        $20,743  10.16%  $ 8,165   4.00%        N.A.

THE BANK
Total capital to risk-weighted assets   $20,042  11.05%  $14,509   8.00%  $18,137  10.00%
Tier 1 capital to risk-weighted assets  $17,896   9.87%  $ 7,255   4.00%  $10,882   6.00%
Tier 1 capital to average assets        $17,896   8.88%  $ 8,064   4.00%  $10,080   5.00%

AS OF SEPTEMBER 30, 1999
THE COMPANY
Total capital to risk-weighted assets   $18,996  12.30%  $12,359   8.00%        N.A.
Tier 1 capital to risk-weighted assets  $17,065  11.05%  $ 6,180   4.00%        N.A.
Tier 1 capital to average assets        $17,065   9.64%  $ 7,082   4.00%        N.A.

THE BANK
Total capital to risk-weighted assets   $17,191  11.30%  $12,166   8.00%  $15,207  10.00%
Tier 1 capital to risk-weighted assets  $15,372  10.11%  $ 6,083   4.00%  $ 9,124   6.00%
Tier 1 capital to average assets        $15,372   8.79%  $ 6,992   4.00%  $ 8,740   5.00%




ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS
     In September 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 changes the previous accounting definition of a derivative and discusses the appropriateness of hedge accounting for various forms of hedging activities. Under this standard, all derivatives are measured at fair value and recognized in the statement of financial position as assets or liabilities. This standard, as amended by SFAS 137, is effective for all fiscal quarters of years beginning after June 15, 2000, with earlier adoption permitted. SFAS 133 is further amended by SFAS 138 to address a limited number of issues causing implementation difficulties. Management does not expect that this standard will have a significant effect on the Company.


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

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At September 30, 2000, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability-sensitive position of $5.4 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset-sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that over 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     The Company's asset-sensitive position means that assets reprice faster than the liabilities, which generally results in increases in the net interest income during periods of rising rates and decreases in net interest income when market rates decline. The Company's net interest margin decreased between the first nine months of 1999 and 2000 primarily as a result of the higher cost of liabilities given the general rise in interest rates during the period.


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

     As of September 30, 2000, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

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

SUMMIT  FINANCIAL  CORPORATION


Dated:  November  8,  2000

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President
and  Chief  Executive  Officer


Dated:  November  8,  2000

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President
and  Chief  Financial  Officer