Form 10-K
period 2000-12-31
SUMMIT FINANCIAL CORP
filed 2001-03-26
CIK 856223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant computed by reference to the closing price of such stock as quoted on the NASDAQ National Market, as of March 1, 2001 was approximately $24.0 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As  of  March  1,  2001,  there were 3,598,318 shares of the Registrant's Common
Stock,  $1.00  par  value,  outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Definitive Proxy Statement for 2001 Annual Meeting of Shareholders is incorporated by reference in Part III.

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

THE  COMPANY
     Summit Financial Corporation (the "Company") was incorporated under the laws of the State of South Carolina on May 26, 1989. The Company, headquartered in Greenville, South Carolina, is a bank holding company formed under the Bank Holding Company Act of 1956, as amended. Subsidiaries of the Company are Summit National Bank (the "Bank", "Summit"), a national bank organized in 1990, and Freedom Finance, Inc. (the "Finance Company", "Freedom"), a consumer finance company organized in 1994. In 1997 the Bank incorporated Summit Investment Services, Inc., an investment and financial planning company, as a wholly-owned subsidiary. The Company has no foreign operations.

     The principal role of the Company is to supervise and coordinate the activities of its subsidiaries and to provide then with capital and services of various kinds. The Company derives substantially all of its income from management fees for services performed, interest on advances and loans, and other intercompany payments as appropriate from the subsidiaries. The Company conducts its business from four banking offices and eleven consumer finance offices throughout South Carolina.

     At December 31, 2000, the Company had total assets of $249.8 million, total deposits of $209.2 million, loans, net of unearned income, of $180.5 million and shareholders' equity of $21.5 million. This compares with total assets of $191.2 million, total deposits of $158.0 million, loans of $148.2 million and shareholders' equity of $17.6 million at December 31, 1999. The operating results and key financial measures of the Company and its subsidiaries are discussed more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in this report under Item 7. For a discussion of the financial information on the Company's segments, refer to
Note  21  of the Consolidated Financial Statements included in this report under
Item  8.

SUMMIT  NATIONAL  BANK
     Summit National Bank, headquartered in Greenville, South Carolina, commenced operations in July 1990. The Bank targets individuals and small-to-medium-sized businesses in the Upstate of South Carolina that require a full range of quality banking services typically provided by the larger regional banking concerns, but who prefer the personalized service offered by a locally-based institution. The Bank currently has its headquarters and four full-service branch locations in Greenville and Spartanburg, South Carolina. Summit provides a full range of deposit services that are typically available in most banks and savings and loan associations including checking accounts, NOW accounts, individual retirement accounts, savings and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit.

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

SUMMIT  INVESTMENT  SERVICES,  INC.
     Summit Investment Services, Inc. commenced operations in November 1997. It provides a full range of nondeposit investment products including annuities and mutual funds, full and discount brokerage services, and financial management services. Summit Investment Services has offices in Greenville and Spartanburg, South Carolina.

FREEDOM  FINANCE,  INC.
     The Finance Company makes and services installment loans to individuals with loan principal amounts generally not exceeding $2,000 and with maturities ranging from three to eighteen months. The Finance Company, which is headquartered in Greenville, South Carolina, currently has 11 branch offices throughout South Carolina. The Finance Company's loan customers are primarily in the low-to-moderate income brackets and are engaged in widely diverse occupations. A loan investigation and credit history review is made for each borrower, either through credit reporting agencies or directly by Company employees. Freedom also makes available to borrowers credit life, accident and health, and property insurance directly related to the extension of credit to the individual. The business of the Finance Company is rather seasonal and the amount of loans outstanding increases significantly at the end of each calendar year due to the seasonal loan demand, while the first quarter of the calendar year often results in substantial loan paydowns.

TERRITORY  SERVED  AND  COMPETITION
     THE BANK: Summit National Bank and its subsidiary, Summit Investment Services, Inc., are located in the Upstate of South Carolina, with offices in Greenville and Spartanburg. The extended market area encompasses Greenville and Spartanburg Counties, with the principal market area being the urban areas of these counties. The Upstate of South Carolina is a highly competitive commercial banking market with at least 30 other banks and other financial institutions represented, including all of the largest banks in the state. The competition among the various financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality and range of services rendered, the convenience of banking facilities, and, in the case of loans to large commercial borrowers, relative lending limits.

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

     Many of these competitors may have substantially greater resources and lending abilities than the Bank due to their size and these competitors may offer services, such as international banking and trust services, that the Bank is not currently providing. Moreover, most of the competitors have multiple branch networks located throughout the extended market area, while the Bank currently has only four locations, which could be a competitive disadvantage. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations, but concentrates its efforts on small and medium-sized businesses and individuals. The Company believes that the Bank is able to compete effectively in this market segment by offering competitive pricing of services and quality, experience and personal treatment in the execution of services.

     The Bank and its subsidiary are not dependent upon a single or a very few customers, the loss of which would have a material adverse effect.

     THE FINANCE COMPANY: Freedom Finance, Inc. serves its customers from 11 locations throughout South Carolina. Competition between consumer finance companies is not generally as intense as that among banks, however, this segment of the market has become over-served in areas of South Carolina. The amounts, rates, and fees charged on consumer finance loans are regulated by state law according to the type of license granted by the South Carolina State Board of Financial Institutions (the "State Board"). Numerous other finance companies which offer similar types of loans are located in the areas served by Freedom.

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

EMPLOYEES
     As of December 31, 2000, the Company and its subsidiaries employed a total of 82 full-time equivalent employees.

MONETARY  POLICY
     The earnings of the Company and its subsidiaries may be affected significantly by the monetary policies of the Federal Reserve Board which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United States Government securities, changes in the rates paid by banks on bank borrowings, changes in the reserve requirements against bank deposits and limitations on interest rates which banks may pay on time and savings deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.


SUPERVISION  AND  REGULATION
     The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies in the state where the Company and its subsidiaries operate. The supervision, regulation and examination to which the Company and its subsidiaries are subject are intended primarily for the protection of depositors or are aimed at carrying out broad public policy goals, rather than for the protection of security holders.

     Several of the more significant regulatory provisions applicable to the Company and its subsidiaries are subject are discussed below. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and its subsidiaries.

THE  COMPANY
     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such, is under the supervisory and regulatory authority of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company registered under the laws of the South Carolina Bank Holding Company Act, the Company is also subject to regulation by the State Board. Consequently, the Company must receive the approval of the State Board prior to engaging in the acquisition of banking or nonbanking institutions or assets. The Company is also required to file annual reports and other information with the Federal Reserve and the State Board regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries. The BHCA requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

     In November 1999, Congress passed the "Gramm-Leach-Bliley" Financial Services Modernization Act (the "GLB Act") which repealed two provisions of the Glass-Stegall Act that previously separated banking, insurance, and securities activities. The GLB Act creates a new financial services structure, the financial holding company, under the BHCA. Financial holding companies will be able to engage in any activity that is deemed (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act. On March 23, 2000, the Federal Reserve Bank of Richmond accepted the Company's election to be treated as a financial holding company under the GLB Act.

     National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries).

     The GLB Act also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the new provisions, which became effective on July 1, 2000, relates to the financial privacy of consumers. Federal banking regulators issued final regulations in November 2000 related to consumer privacy which limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will require more disclosure to consumers, and in some circumstances, to require consent by the consumer before information is allowed to be provided to a third party.

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

     Under the policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. If a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank's depositors and certain of its other obligations.

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

     Under Section 5(e) of the BHCA, the Federal Reserve has the authority to terminate any activity of a bank holding company that constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution or to terminate its control of such subsidiary. Further, FDICIA grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divesture may aid a depository institution's financial condition.

     In July 1996, South Carolina enacted the South Carolina Banking and Branching Efficiency Act (the "Act") which provides that, except as otherwise expressly permitted by federal law and in limited circumstances specified in the Act, a company may not acquire a South Carolina bank holding company (as defined in the Act) or a bank chartered under the laws of South Carolina unless the company obtains prior approval from the State Board. The company proposing to make the acquisition must file with the State Board a notice or the application that the company filed with the responsible federal bank supervisory agency and pay the fee, if any, prescribed by the State Board. In addition, the company must publish prior notice of the application once in a daily newspaper of general circulation in South Carolina and provide an opportunity for public comment. If the company proposing to make the acquisition is an out-of-state bank holding company, it must qualify to do business in South Carolina or appoint an agent for service of process in South Carolina. The Act also provides that approval of the State Board must be obtained before an interstate bank merger involving a South Carolina bank may be consummated.

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

THE  BANK
     The Company's subsidiary bank, Summit National Bank, is a nationally chartered financial institution, and as such, is subject to various statutory requirements, supervision and regulation, of which regular bank examinations are a part, promulgated and enforced primarily by the Office of the Comptroller of the Currency (the "Comptroller"). These statutes, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the business of Summit National Bank.

     The Comptroller is responsible for overseeing the affairs of all national banks and periodically examines national banks to determine their compliance with law and regulations. The Comptroller monitors all areas of the Bank's operations, including loans, mortgages, issuance of securities, capital adequacy, risk management, payment of dividends, and establishment of branches. In addition, the Comptroller has authority to issue cease and desist orders against national banks which are engaged in unsafe or unsound practice in the conduct of their business. Federal banking laws applicable to all depository financial institutions, among other things, (i) afford federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to "insiders" of banks; (iii) require banks to keep information on loans to major shareholders and executive officers; and
(iv) bar certain director and officer interlocks between financial institutions.

     The Comptroller also administers a number of federal statutes that apply to national banks such as the Depository Institution Management Interlocks Act, the International Lending Supervision Act of 1983 and the Community Reinvestment Act of 1977 ("CRA"). CRA requires that, in connection with their examinations of financial institutions, the Comptroller shall evaluate the record of the Bank in meeting the credit needs of the local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the Bank. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch facility. The federal banking agencies, including the Comptroller, issued a new joint rule which became effective for the Bank in 1997 related to evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the Comptroller assesses the CRA performance of a bank by applying lending, investment, and service tests. The Comptroller assigns a rating to a bank based on the bank's performance under the tests. To evaluate compliance with the lending, investment and service tests, subject to certain exceptions, banks are required to collect and report to the Comptroller extensive demographic and loan data. Summit National Bank received a "satisfactory" rating in its most recent CRA examination.

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

     The Bank is also a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semiannual statutory deposit insurance assessment to maintain the Bank Insurance Fund and is subject to the rules and regulations of the FDIC. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury. The FDIC has broad authority to prohibit a bank from engaging in unsafe or unsound banking practices and may remove or suspend officers or directors of a bank to protect its soundness. The FDIC requires insured banks to maintain specified levels of capital, maintain certain security devices and procedures and to file quarterly reports and other information regarding its operations. The FDIC requires an assessment to be paid by each FDIC-insured institution based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized", or "undercapitalized", as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FDICIA, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

     Pursuant to the authority granted under FDICIA, United States bank regulatory agencies were empowered to impose progressively more restrictive constraints on the operations, management and capital distributions of an insured depository institution, depending on the category in which an institution is classified. Unless a banking institution is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized banking institution must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2000, the Company's bank subsidiary was well capitalized, based on the prompt corrective action guidelines. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Comptroller's prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

     Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; CRA requiring financial institutions to meet their obligations to provide for the total credit needs of the community; the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public to determine whether it is fulfilling its obligation to meet the housing needs of the community it serves; the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978 governing the use and provisions of information to credit reporting agencies; the Fair Debt Collection Act governing the manner in which consumer debts may be collected; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

THE  FINANCE  COMPANY
     The Company's subsidiary finance company, Freedom Finance, Inc., is a consumer finance company licensed and regulated by the State Board. Accordingly, the Finance Company is subject to annual examinations by the State Board and various regulatory requirements, including annual reporting, annual license renewal, and other regulations pertaining to the extension of credit. Specifically, state laws and regulations apply to maximum loan amounts, terms, interest rates and credit insurance and other fee charges. These laws and regulations are subject to both repeal and revision from time to time, often in response to pressures exerted by consumer rights groups.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 2000 and 1999, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain certain total risk-based, Tier I risk-based and Tier I leverage ratios. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios at December 31, 2000 and 1999 as well as the minimum calculated amounts for each regulatory defined category are included in this report under Part II, Item 8. "Financial Statements and Supplemental Data" as Note 14 to the Notes to Consolidated Financial Statements.

DIVIDENDS
     The holders of the Company's common stock are entitled to receive cash dividends when and if declared by the Board of Directors out of the funds legally available therefor. The Company is a legal entity separate and distinct from its subsidiaries and depends in large part for its income available to distribute to shareholders on the payment of cash dividends from its subsidiaries. While the Company is not presently subject to any regulatory restrictions on dividends, the Bank is subject to such regulatory restrictions.

     Specifically, approval of the Comptroller of the Currency will be required for any cash dividend to be paid to the Company by the Bank if the total of all cash dividends, including any proposed cash dividend, declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Additionally, the National Bank Act provides that a national bank cannot pay cash dividends or other distributions to shareholders out of any portion of its common stock or preferred stock accounts and that a bank shall pay no cash dividend in an amount greater than its net profits then on hand, after deduction of its losses and bad debts. As of December 31, 2000, no cash dividends have been declared or paid by the Bank. At December 31, 2000, the Bank had available retained earnings of $10 million.

FUTURE  LEGISLATION
     Changes to federal and state laws and regulations could affect the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. The Company cannot accurately predict what legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon its or its subsidiaries' financial condition or results of operations.

STATISTICAL  DISCLOSURES  BY  BANK  HOLDING  COMPANIES

     The consolidated selected statistical financial data provided on the following pages presents a more detailed review of the Company's and the Bank's business activities. The disclosures are intended to provide information to facilitate analysis and comparison of sources of income and exposures to risk.

Net  Interest  Income  Analysis
-------------------------------
     Net interest income, the difference between the interest earned on assets and the interest paid for liabilities used to support those assets, is the principal source of the Company's operating income. Net interest income was $10 million, $8.7 million, and $7.6 million for 2000, 1999, and 1998, respectively. The Company's average interest rate spread is calculated as the difference between the average interest rate earned on interest-earning assets and the average interest paid on interest-bearing liabilities. For the year ended December 31, 2000, the Company's net interest margin was 5.11%, compared to 5.31% in 1999 and 4.95% for 1998. The net interest margin is calculated as net interest income divided by average earning assets. Refer to additional discussion related to the net interest income changes under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following table presents the average balances, the average yield and the interest income earned on interest-earning assets, and the average rate and the interest paid or accrued on interest-bearing liabilities of the Company for the last three years. Also presented is the average yields and rates for interest-earning assets and interest-bearing liabilities at December 31, 2000. Tabular presentation of all average statistical data is based on daily averages.


                                      AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
                                                   (DOLLARS IN THOUSANDS)


                                              Average                 2000                                   1999
                                                                    --------                               --------
                                             Yield/Rate   Average   Income/   Yield/             Average   Income/   Yield/
                                              12/31/00    Balance   Expense    Rate              Balance   Expense    Rate
                                                          --------  --------  -------            --------  --------  -------
ASSETS
Earning Assets:
Loans (net of unearned income) (1)                10.75%  $159,711  $ 16,882   10.57%            $138,989  $ 13,676    9.84%
Investment securities (taxable) (2)                6.76%    18,405     1,187    6.45%              16,038       951    5.93%
Investment securities                                       10,276
(non-taxable) (2) (3)                              7.67%                 515    7.59%              10,113       500    7.50%
Investment in stock (4)                            6.65%     1,221        87    7.13%                 888        61    6.87%
Federal funds sold                                 6.31%     8,790       563    6.41%               2,015       102    5.06%
Interest-bearing bank balances                     6.41%     2,748       183    6.66%               1,631        87    5.33%
                                                          --------  --------  -------            --------  --------  -------
     Total earning assets                          9.82%   201,151  $ 19,417    9.78%             169,674  $ 15,377    9.21%
                                            ============            ========  =======                      ========  =======
Non-earning assets                                          11,026                                 10,467
                                                          --------                               --------
     Total average assets                                 $212,177                               $180,141
                                                          ========                               ========
LIABILITIES & SHAREHOLDERS'
EQUITY
Liabilities:
Interest-bearing deposits:
  Interest checking                                3.10%  $ 12,168  $    382    3.14%            $ 10,409  $    251    2.41%
  Savings                                          2.43%     1,834        44    2.40%               1,758        43    2.45%
  Money market accounts                            5.40%    57,369     2,968    5.17%              55,667     2,450    4.40%
  Time deposits greater than $100M                 6.72%    37,176     2,315    6.23%              20,869     1,074    5.15%
  Other time deposits                              6.65%    45,077     2,754    6.11%              43,765     2,268    5.18%
                                            ------------  --------  --------  -------            --------  --------  -------
     Total interest-bearing deposits               5.90%   153,624     8,463    5.51%             132,468     6,086    4.59%
Federal funds purchased
 And repurchase agreements                         0.00%       254        16    6.30%                 909        46    5.06%
Other short-term borrowings                        7.88%       500        37    7.40%                 510        33    6.47%
FHLB advances                                      6.31%    14,131       878    6.21%               8,530       463    5.42%
                                            ------------  --------  --------  -------            --------  --------  -------
     Total interest-bearing liabilities            5.95%   168,509  $  9,394    5.57%             142,417  $  6,628    4.65%
                                            ============            ========  =======                      ========  =======
Noninterest bearing liabilities:
  Noninterest bearing deposits                              21,746                                 19,204
  Other noninterest bearing liabilities                      2,360                                  1,849
                                                       ------------                               --------
     Total liabilities                                     192,615                                163,470
Shareholders' equity                                        19,562                                 16,671
                                                          --------                               --------
     Total average liabilities and equity              $   212,177                               $180,141
                                                       ============                              ========
Net interest margin (5)                                             $ 10,023    5.11%                      $  8,749    5.31%
                                                                    ========  =======                      ========  =======
Interest rate spread (6)                                                        4.21%                                  4.56%
                                                                              =======                                =======



                                                                  1998
                                                                --------
                                                      Average   Income/   Yield/
                                                      Balance   Expense    Rate
                                                      --------  --------  -------
ASSETS
Earning Assets:
Loans (net of unearned income) (1)                    $120,488  $ 12,275   10.19%
Investment securities (taxable) (2)                     19,135     1,155    6.03%
Investment securities
(non-taxable) (2) (3)                                    8,365       413    7.49%
Investment in stock (4)                                    771        50    6.48%
Federal funds sold                                       7,242       397    5.48%
Interest-bearing bank balances                           2,047       126    6.15%
                                                      --------  --------  -------
     Total earning assets                              158,048  $ 14,416    9.26%
                                                                ========  =======
Non-earning assets                                       8,379
                                                      --------
     Total average assets                             $166,427
                                                      ========
LIABILITIES & SHAREHOLDERS'
EQUITY
Liabilities:
Interest-bearing deposits:
  Interest checking                                   $  6,931  $    155    2.24%
  Savings                                                1,643        42    2.56%
  Money market accounts                                 44,214     2,058    4.65%
  Time deposits greater than $100M                      25,316     1,445    5.71%
  Other time deposits                                   47,793     2,731    5.72%
                                                      --------  --------  -------
     Total interest-bearing deposits                   125,897     6,431    5.11%
Federal funds purchased
 And repurchase agreements                                 836        43    5.14%
Other short-term borrowings                              1,053        72    6.84%
FHLB advances                                            4,517       256    5.67%
                                                      --------  --------  -------
     Total interest-bearing liabilities                132,303  $  6,802    5.14%
                                                                ========  =======
Noninterest bearing liabilities:
  Noninterest bearing deposits                          17,502
  Other noninterest bearing liabilities                  2,203
                                                       --------
     Total liabilities                                 152,003
Shareholders' equity                                    14,424
                                                      --------
     Total average liabilities and equity             $166,427
                                                      ========
Net interest margin (5)                                         $  7,614    4.95%
                                                                ========  =======
Interest rate spread (6)                                                    4.12%
                                                                          =======



(1)     Average  loans  are stated net of unearned income and include non-accrual loans.  Interest recognized on non-accrual loans  has  been  included  in  interest  income.
(2)     Average  yield  on  investment securities is computed using historical cost balances; the yield information does not give  effect  to  changes  in  fair  value  that  are  reflected  as  a  component  of  shareholders'  equity.
(3)          Yields  on nontaxable investment securities have been adjusted to a tax equivalent basis assuming a 34% Federal tax  rate.
(4)     Includes  investments  in  stock  of  Federal  Reserve  Bank,  Federal  Home  Loan  Bank,  and  other  equities.
(5)     Net  interest  margin is computed by dividing net interest income (adjusted to a tax equivalent basis assuming a 34%
Federal  tax  rate)  by  total  average  interest-earning  assets.
(6)     Interest  rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing  liabilities.



Analysis  of  Changes  in  Interest  Differential
-------------------------------------------------
     Net interest income ("NII") is affected by changes in the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. The following table sets forth the dollar amount of increase in interest income and interest expense resulting from changes in (1) volume of interest-earning assets and interest-bearing liabilities (changes in volume times old rate); (2) changes in yields and rates (changes in rate times old volume); and (3) changes in rate-volume (changes in rate times changes in volume).



                                        VOLUME AND RATE VARIANCE ANALYSIS
                                             (DOLLARS IN THOUSANDS)

                                                  1999 - 2000                            1998 - 1999
                                       -----------------------------------   -----------------------------------
                                                                    TOTAL                                  TOTAL
                                                                   CHANGE                                 CHANGE
                                           CHANGE  RELATED  TO     IN  NII       CHANGE  RELATED  TO     IN  NII
                                       ---------------------------           --------------------------
                                                           Rate/                                 Rate/
                                        Volume    Rate     Volume             Volume    Rate    Volume
                                       --------  -------  --------           --------  -------  -------
EARNING ASSETS:
Loans (net of unearned income)         $ 2,039   $1,016   $   151   $3,206   $ 1,889    ($423)    ($65)  $1,401
Investment securities (taxable)            140       83        13      236      (189)     (18)       3     (204)
Investment securities (non-taxable)          8        6         1       15        86        1        0       87
Investment in stock                         23        2         1       26         8        3        0       11
Federal funds sold                         343       27        91      461      (287)     (30)      22     (295)
Interest-bearing bank balances              60       22        14       96       (26)     (17)       4      (39)
                                       --------  -------  --------  -------  --------  -------  -------  -------
     Total interest income               2,613    1,156       271    4,040     1,481     (484)     (36)     961
                                       --------  -------  --------  -------  --------  -------  -------  -------
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
  Interest checking                         42       76        13      131        78       12        6       96
  Savings                                    2       (1)        0        1         3       (2)       0        1
  Money market accounts                     75      430        13      518       533     (112)     (29)     392
  Time deposits greater than $100M         839      226       176    1,241      (254)    (142)      25     (371)
  Other time deposits                       68      406        12      486      (230)    (254)      21     (463)
                                       --------  -------  --------  -------  --------  -------  -------  -------
     Total interest-bearing deposits     1,026    1,137       214    2,377       130     (498)      23     (345)
Federal funds purchased                    (33)      11        (8)     (30)        4       (1)       0        3
Other short-term borrowings                 (1)       5         0        4       (35)      (3)       0      (38)
FHLB advances                              304       67        44      415       228      (12)     (10)     206
                                       --------  -------  --------  -------  --------  -------  -------  -------
     Total interest expense              1,296    1,220       250    2,766       327     (514)      13     (174)
                                       --------  -------  --------  -------  --------  -------  -------  -------
NET INTEREST DIFFERENTIAL              $ 1,317     ($64)  $    21   $1,274   $ 1,154   $   30     ($49)  $1,135
                                       ========  =======  ========  =======  ========  =======  =======  =======


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

     At December 31, 2000, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position at the end of 2000 of $751,000. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that over 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     The following table presents a measure, in a number of time frames, of the interest sensitivity gap by subtracting interest-sensitive liabilities from interest-sensitive assets.



                                          INTEREST SENSITIVITY ANALYSIS
                                             (DOLLARS IN THOUSANDS)
                                               As of December 31, 2000
                                       Assets and Liabilities Repricing Within


                                                               3 Months    4 to 12    1 to 5   Over 5
                                                                or Less     Months     Years    Years    Total
                                                               ---------  ----------  -------  -------  --------
Interest-earning assets:
Loans (net of unearned income)                                 $ 124,728  $   8,081   $46,676  $ 1,036  $180,521
Investments  (1)                                                   3,991      4,853     9,700   15,289    33,833
Federal funds sold                                                16,680          -         -        -    16,680
Interest-bearing bank balances                                     5,111          -         -        -     5,111
                                                               ---------  ----------  -------  -------  --------
   Total                                                         150,510     12,934    56,376   16,325   236,145
                                                               ---------  ----------  -------  -------  --------
Interest-bearing liabilities:
Demand deposits  (2)                                              78,462          -         -        -    78,462
Time deposits greater than $100M                                  13,867     27,153     5,503        -    46,523
Other time deposits                                               10,219     30,994     7,525        -    48,738

Federal funds purchased, FHLB advances, and other borrowings         500      3,000    12,000    1,000    16,500
                                                               ---------  ----------  -------  -------  --------
   Total                                                         103,048     61,147    25,028    1,000   190,223
                                                               ---------  ----------  -------  -------  --------
Period interest-sensitivity gap                                $  47,462   ($48,213)  $31,348  $15,325  $ 45,922
                                                               =========  ==========  =======  =======  ========
Cumulative interest-sensitivity gap                            $  47,462      ($751)  $30,597  $45,922
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




     At December 31, 2000, approximately 69% of the Company's interest-earning assets reprice or mature within one year, as compared to approximately 86% of the interest-bearing liabilities.

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



INVESTMENT  PORTFOLIO
---------------------
     The Company maintains a portfolio of investment securities consisting primarily of U.S. Treasury securities, U.S. government agencies, mortgage-backed securities, and state and municipal securities. The investment portfolio is designed to enhance liquidity while providing acceptable rates of return. The following table sets forth the amortized cost and the fair value of the investment securities of the Company at December 31, 2000, 1999, and 1998. There were no investments categorized as "held to maturity" as defined in Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities".


                                  SECURITY PORTFOLIO COMPOSITION
                                      (DOLLARS IN THOUSANDS)

                                            2000                 1999               1998
                                    -------------------  -------------------   -----------------
                                    Amortized   Fair     Amortized   Fair     Amortized   Fair
Available for Sale:                 Cost        Value    Cost        Value    Cost        Value
                                    ----------  -------  ----------  -------  ----------  -------
          U.S. Treasury                      -        -  $      489  $   495  $    1,250  $ 1,253
          U.S. government agencies  $   17,167  $17,241      12,483   12,318       9,819    9,939
          Mortgage-backed                5,642    5,666       3,573    3,537       5,404    5,421
          State and municipal            9,584    9,538      10,829   10,116      10,124   10,489
                                    ----------  -------  ----------  -------  ----------  -------
                                    $   32,393  $32,445  $   27,374  $26,466  $   26,597  $27,102
                                    ==========  =======  ==========  =======  ==========  =======

     Included in the "Other assets" on the consolidated balance sheet in this report under Part II, Item 8, "Financial Statements and Supplemental Data" are amounts for stock owned by the Bank as follows:

                                          2000   1999   1998
                                         ------  -----  -----
Federal Reserve Bank stock               $  255  $ 255  $ 255
Federal Home Loan Bank of Atlanta stock   1,000    550    479
Bankers Bank of Atlanta stock               133    133     58
                                         ------  -----  -----
                                         $1,388  $ 938  $ 792
                                         ======  =====  =====

     The amount of Federal Reserve Bank stock owned is based on the Bank's capital levels. The amount of Federal Home Loan Bank ("FHLB") stock owned is determined based on the Bank's balances of residential mortgages and advances from the FHLB. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

     The following table indicates the estimated fair value of each investment security category by maturity as of December 31, 2000. The weighted average yield for each range of maturities at December 31, 2000 is also shown. All securities are classified as "Available for Sale" as defined in SFAS No. 115.



                                            SECURITY PORTFOLIO MATURITY SCHEDULE
                                                   (DOLLARS IN THOUSANDS)

                                               After 1, Within     After 5, Within
                             Within 1 Year          5 Years          10 Years          After 10 Years          Total
                            -----------------  -----------------  ----------------    ----------------   ----------------
                                    Weighted           Weighted           Weighted            Weighted            Weighted
                             Fair    Average    Fair    Average    Fair    Average    Fair     Average    Fair     Average
                            Value     Yield    Value     Yield    Value     Yield     Value     Yield     Value     Yield
                            ------  ---------  ------  ---------  ------  ---------  -------  ---------  -------  ---------
U. S. Government agencies   $4,493      5.68%  $8,864      6.75%  $1,490      7.09%  $ 2,394      8.43%  $17,241      6.73%
Mortgage-backed                  -         -      508      6.39%   2,009      6.91%    3,149      6.87%    5,666      6.84%
State and municipal (1)          -         -      383      7.12%   1,217      7.05%    7,938      7.79%    9,538      7.67%
                            ------  ---------  ------  ---------  ------  ---------  -------  ---------  -------  ---------
     Total                  $4,493      5.68%  $9,755      6.75%  $4,716      7.00%  $13,481      7.69%  $32,445      7.03%
                            ======  =========  ======  =========  ======  =========  =======  =========  =======  =========


     (1)  -  Yields  have  been  adjusted  to  a  tax  equivalent  basis  assuming  a  34%  Federal  tax  rate.


          The weighted average yields shown in the previous table are calculated using historical cost balances and effective yields for the scheduled maturity of each security. The yield calculations do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

          At year end, the average maturity of the security portfolio was 6.1 years, the average duration of the portfolio was 4.2 years, and the average adjusted tax equivalent yield on the portfolio for the year ended December 31, 2000 was 6.86%. Certain securities contain call provisions which could decrease their anticipated maturity. Certain securities also contain rate adjustment provisions which could either increase or decrease their yields.

          Decisions involving securities are based upon management's expectations of interest rate movements, overall market conditions, the composition and structure of the balance sheet, and computer-based simulations of the financial impacts of alternative rate/maturity scenarios. The Company does not purchase or hold securities for trading purposes. However, securities may be sold prior to their maturity as all securities in the Bank's portfolio at December 31, 2000 were classified as "available for sale" and recorded on the Company's balance sheet at estimated fair value.


LOANS
-----
          The loan portfolio is the Company's principal earning asset. The following table shows the composition of the loan portfolio at December 31 for each year presented.


                                                 LOAN PORTFOLIO COMPOSITION
                                                   (DOLLARS IN THOUSANDS)

                                                 2000                  1999                 1998                 1997
                                          ------------------   ------------------   ------------------   ------------------
                                           Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                                          ---------  --------  ---------  --------  ---------  --------  ---------  --------
Commercial and industrial                 $ 31,995      17.7%  $ 26,217      17.7%  $ 24,100      18.4%  $ 25,313      21.3%
Commercial secured by real estate           62,709      34.7%    55,647      37.6%    48,527      37.1%    41,172      34.7%
Real estate - residential mortgages         52,287      29.0%    47,366      32.0%    42,832      32.8%    37,683      31.7%
Real estate - construction                  23,232      12.9%    10,135       6.9%     6,463       5.0%     3,685       3.1%
Installment and other consumer loans         6,540       3.6%     5,402       3.6%     5,656       4.3%     7,819       6.6%
Consumer finance, net of unearned income     3,542       2.0%     3,183       2.1%     2,881       2.2%     2,792       2.4%
Other loans, including overdrafts              216       0.1%       220       0.1%       210       0.2%       291       0.2%
                                          ---------  --------  ---------    ------- ---------  --------  ---------  --------
                                           180,521       100%   148,170       100%   130,669       100%   118,755       100%
                                                     ========                ======              =======              ======
Less - Allowance for loan losses            (2,560)              (2,163)              (1,827)              (1,728)
                                          ---------            ---------            ---------            ---------
Net loans                                 $177,961             $146,007             $128,842             $117,027
                                          =========            =========            =========            =========

                                                 1996
                                          -------------------
                                           Amount    Percent
                                          ---------  --------
Commercial and industrial                 $ 21,775      21.2%
Commercial secured by real estate           33,475      32.3%
Real estate - residential mortgages         33,140      32.2%
Real estate - construction                   4,518       4.4%
Installment and other consumer loans         7,031       6.8%
Consumer finance, net of unearned income     2,526       2.5%
Other loans, including overdrafts              227       0.2%
                                          ---------  --------
                                           102,692       100%
                                                       ======
Less - Allowance for loan losses            (1,487)
                                          ---------
Net loans                                 $101,205
                                          =========


          The Company makes loans to individuals and small to mid-sized businesses for various personal and commercial purposes primarily in the Upstate of South Carolina. The Company has a diversified loan portfolio and the Company's loan portfolio is not dependent upon any specific economic segment. The Company regularly monitors its credit concentrations based on loan purpose, industry, and customer base. As of December 31, 2000, there were no material concentrations of credit risk within the Company's loan portfolio.

          The Company's real estate loans are primarily owner-occupied commercial facilities and other loans secured by both commercial and residential real estate located within the Company's primary market area. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. Commercial loans are spread through a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. These loans may be made on either a secured or unsecured basis. When taken, collateral generally consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At December 31, 2000, the Company had no foreign loans.

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


LOAN  MATURITY  AND  INTEREST  SENSITIVITY
------------------------------------------
          The following table shows the maturity distribution and interest sensitivity of the Company's loan portfolio at December 31, 2000.


                         LOAN PORTFOLIO MATURITY SCHEDULE
                              (DOLLARS IN THOUSANDS)

                                                     Over 1,
                                           1 Year   Less Than     Over
                                          or Less    5 Years    5 Years    Total
                                          --------  ----------  --------  --------
MATURITY DISTRIBUTION:
Commercial and industrial                 $ 19,530  $   12,465  $      -  $ 31,995
Real estate - commercial                    14,963      47,008       738    62,709
Real estate - residential                   17,794      23,566    10,927    52,287
Construction, development                   14,080       9,152         -    23,232
Installment and other consumer loans         2,437       4,085        18     6,540
Consumer finance, net of unearned income     3,542           -         -     3,542
Other loans, including overdrafts              216           -         -       216
                                          --------  ----------  --------  --------
Total                                     $ 72,562  $   96,276  $ 11,683  $180,521
                                          ========  ==========  ========  ========

INTEREST SENSITIVITY:
Total of loans with:
Predetermined interest rates              $ 12,636  $   48,577  $     72  $ 61,285
Floating interest rates                     59,926      47,699    11,611   119,236
                                          --------  ----------  --------  --------
Total                                     $ 72,562  $   96,276  $ 11,683  $180,521
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

          The following table summarizes the nonperforming assets at December 31 for each year presented.

                              NONPERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)

                                      2000    1999    1998    1997    1996
                                     ------  ------  ------  ------  ------
Non-accrual loan                     $ 218   $ 147   $   0   $   0   $ 110
Loans past due 90 days or more         122     130     483      82     200
Troubled debt restructurings             0       0       0       0       0
Other real estate owned                  0       0       0       0       0
                                     ------  ------  ------  ------  ------
Total nonperforming assets           $ 340   $ 277   $ 483   $  82   $ 310
                                     ======  ======  ======  ======  ======
Nonperforming assets to total loans    .19%    .19%    .36%    .07%    .30%
                                     ======  ======  ======  ======  ======


          The amount of foregone interest income that would have been recorded on non-accrual loans had these loans performed according to their contractual terms amounted to approximately $6,000 and $4,000 during 2000 and 1999, respectively, while interest income recognized on these loans was approximately $15,000 and $17,000 during 2000 and 1999, respectively.

          At December 31, 2000, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $1,462,000, which includes the $218,000 non-accrual loan. There were no impaired loans at December 31 for any other year presented. The increase in impaired loans is primarily related to one large commercial loan. The average balance of impaired loans was $1,457,000 for the year ended December 31, 2000 and there was no impairment allowance required at year end. Interest income recognized on impaired loans during 2000 was approximately $143,000.

          Management maintains a list of potential problem loans which includes nonaccrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by external audits or by regulatory examinations) as "substandard", "doubtful", or "loss". A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at December 31, 2000 determined to be potential problem loans, based upon management's internal designations, was $7.9 million, or 4.4%, of the loan portfolio at year end, compared to $8.4 million or 5.7% of the loan portfolio at December 31, 1999. The amount of potential problem loans at December 31, 2000 does not represent management's estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. Management believes that the allowance for loan losses as of December 31, 2000 was adequate to absorb any losses related to the nonperforming loans and problem loans as of that date.

          Management continues to monitor closely the levels on nonperforming and problem loans and will attempt to address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of nonperforming and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision for loan losses accordingly. This would likely decrease net income.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES,  LOAN  LOSS  EXPERIENCE
---------------------------------------------------------------------
          The allowance for loan losses is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2000. The allowance is established through charges to earnings in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment and is dependent upon growth in the loan portfolios; the total amount of past due loans; nonperforming loans; known loan deteriorations and/or concentrations of credit; trends in portfolio volume, maturity and composition; projected collateral values; general economic conditions; and management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans.

     In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are losses which must be charged-off and to assess the risk characteristics of the portfolio in the aggregate. The Bank attempts to deal with credit risks through the establishment of, and adherence to, internal credit policies. These policies include loan officer and loan committee credit limits, periodic documentation examination, and follow-up procedures for any exceptions to credit policies. Loans that are determined to involve any more than the normal risk of collection are placed in a special review status. The Company's methodology for evaluating the adequacy of the allowance for loan losses consists of a three-tiered process. The first tier includes specific allocations set aside for internally graded credits as defined in the Bank's loan policy. The second tier is the allocation for past due and problem credits not considered in the first tier. Finally, the third tier is the general portion of the allowance which applies appropriate loss factors to segments of the loan portfolio as defined in the loan policy. The loss factors applied in the third tier may be adjusted as appropriate given consideration of local economic conditions, exposure concentration that may exist in the portfolio, changes in trends of past due loans, problem loans and charge-offs, and anticipated loan growth.

     The following table sets forth certain information with respect to changes in the Company's allowance for loan losses arising from charge-offs, recoveries, and provision for the years ended December 31.


                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (DOLLARS IN THOUSANDS)


                                 2000     1999     1998     1997     1996
Balance at beginning of period  $2,163   $1,827   $1,728   $1,487   $1,068
                                -------  -------  -------  -------  -------
Charge-offs:
   Commercial & industrial         125       74       26       40       50
   Installment & consumer          309      343      382      388      337
                                -------  -------  -------  -------  -------
                                   434      417      408      428      387
                                -------  -------  -------  -------  -------
Recoveries:
   Commercial & industrial          50       51       25       55       17
   Installment & consumer          127      257      192      196      216
                                -------  -------  -------  -------  -------
                                   177      308      217      251      233
                                -------  -------  -------  -------  -------
Net charge-offs                   (257)    (109)    (191)    (177)    (154)
Provision charged to expense       654      445      290      392      516
Allocation for purchased loans       0        0        0       26       57
                                -------  -------  -------  -------  -------
Balance at end of period        $2,560   $2,163   $1,827   $1,728   $1,487
                                =======  =======  =======  =======  =======
Ratio of net charge-offs to
 average loans                     .16%     .08%     .16%     .16%     .17%
                                =======  =======  =======  =======  =======
Ratio of allowance for loan
 losses to gross loans            1.42%    1.46%    1.40%    1.46%    1.45%
                                =======  =======  =======  =======  =======
Ratio of net charge-offs to
 allowance for loan losses       10.04%    5.04%   10.45%   10.24%   10.36%
                                =======  =======  =======  =======  =======


          On December 31, 2000, the allowance for loan losses was $2.6 million, or 1.42% of outstanding loans. This is compared to a $2.2 million allowance for loan losses at December 31, 1999, or 1.46% of outstanding loans at that date. For the year ended December 31, 2000, the Company reported consolidated net charge-offs of $257,000, or 0.16% of average loans. This is compared to consolidated net charge-offs of $109,000, or 0.08% of average loans, for the year ended December 31, 1999. During 2000, the Company charged a total of $654,000 to expense through its provision for loan losses, compared to $445,000 for 1999 and $290,000 for 1998. The change in the provision each year was directly related to the level of net originations in each year as follows: $32.6 million in 2000, $17.6 million in 1999, $12.1 million in 1998, $16.0 million in 1997, and $27.1 million in 1996. Also impacting the amount charged to the provision each year are trends in past due, classified and problem loans as well as the amount of each at year end; concentrations of credit risk in the loan portfolio; local and national economic conditions and anticipated trends; and the total outstanding loans and charge-off activity of the Finance Company which generally have higher inherent risk than do loans of the Bank. An additional consideration in the increase to the provision for 2000 was the Bank's move into a new market and the resulting rapid growth creating higher risk. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses inherent in the loan portfolio and are adjusted as necessary.

     Management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at December 31, 2000. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. While it is the Company's policy to provide for loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgement of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses. No adjustments in the allowance or significant adjustments to the Bank's internal classified loans were made as a result of the Bank's most recent examination performed by the Office of the Comptroller of the Currency.


COMPOSITION  OF  ALLOWANCE  FOR  LOAN  LOSSES
---------------------------------------------
     The table below presents an allocation of the allowance for loan losses for each of the years ended December 31 by the different loan categories. However, the breakdown is based on a number of qualitative factors and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category.


                                              ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                      (DOLLARS IN THOUSANDS)

                                         2000                    1999                      1998                     1997
                               -----------------------  ------------------------  ----------------------  -----------------------
                                Allowance   Percent of   Allowance   Percent of   Allowance   Percent of   Allowance   Percent of
                                  Break-     Loans in      Break-     Loans in      Break-     Loans in      Break-     Loans in
                                   down      Category       down      Category       down      Category       down      Category
                                ----------  -----------  ----------  -----------  ----------  -----------  ----------  -----------
Commercial and industrial       $    1,011        52.4%  $      879        55.3%  $      771        55.5%  $      662        56.0%
Residential real estate                741        29.0%         692        32.0%         599        32.8%         548        31.7%
Construction                           330        12.9%         148         6.9%          90         5.0%          54         3.1%
Installment, consumer finance,
  and other loans                      337         5.7%         331         5.8%         275         6.7%         253         9.2%
Unallocated                            141                      113                       92                      211
                                ----------    ---------   ---------     --------   ---------    ---------   ----------  ----------

                                $    2,560         100%  $    2,163         100%  $    1,827         100%  $    1,728         100%
                                ==========  ===========  ==========  ===========  ==========  ===========  ==========  ===========

                                          1996
                               -----------------------
                                Allowance   Percent of
                                  Break-     Loans in
                                   down      Category
                                ----------  -----------
Commercial and industrial       $      576        53.8%
Residential real estate                477        32.3%
Construction                            65         4.4%
Installment, consumer finance,
  and other loans                      227         9.5%
Unallocated                            142
                                ----------    ---------

                                $    1,487         100%
                                ==========  ===========



DEPOSITS
--------
     The Company has a large, stable base of time deposits, principally certificates of deposit and individual savings and retirement accounts obtained primarily from customers in South Carolina. The Company does not purchase brokered deposits. At December 31, 2000, the Company had no foreign deposits.

     The maturity distribution of certificates of deposit greater than or equal to $100,000 as of December 31, 2000 is as follows (dollars in thousands):




3 months or less                        $13,868
Greater than 3, but less than or equal
 to 6 months                              8,063
Greater than 6, but less than or equal
 to 12 months                            19,090
Greater than 12 months                    5,502
                                        -------
                                        $46,523
                                        =======




RETURN  ON  EQUITY  AND  ASSETS
-------------------------------
     The return on average shareholders' equity ratio (net income divided by average total equity) and the return on average assets ratio (net income divided by average total assets) for the years ended December 31, 2000, 1999, and 1998 are presented in the following table. The Company has not paid a cash dividend since its inception. The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors. The Company's present policy is to retain all earnings for the operation of the Company until such time as future earnings support cash dividend payments.


                                     For the Year Ended December 31,
                                               2000    1999    1998
                                              ------  ------  ------
Return on average assets                       1.25%   1.34%   1.14%
Return on average shareholders' equity        13.57%  14.45%  13.14%
Average shareholders' equity as a percent of
  average assets                               9.22%   9.25%   8.67%

ITEM  2.  PROPERTIES

     The operations of the Company and the Bank do not require any substantial investment in fixed assets. The principal executive offices for the Company, the Bank and the Finance Company are located at 937 North Pleasantburg Drive, Greenville, South Carolina. In addition, this site serves as the Bank's main branch. The building at this location is approximately 7,500 square feet in area and is situated on a one-acre lot. The Company executed a lease for the land and building and assigned the lease to the Bank effective on the Bank's commencement of operations. The initial term of the lease commenced April 1, 1990 and renewal options were exercised in April 1995 and September 1998. The term of current renewal of the lease is five years. The lease provides that the Company will be responsible for real property taxes, insurance, utilities and maintenance with respect to the premises. During 1995, the Bank completed construction on approximately .63 acres of land at 2201 Augusta Road, Greenville, South Carolina of its second full service bank branch. The facility is approximately 6,500 square feet and is fully owned and occupied by the Bank. During April 1998, the Company entered into an agreement to lease a facility for a branch located at 800 East North Street, Greenville, South Carolina. This facility, which was occupied in October 1998, is approximately 8,000 square feet and serves as the third full service bank branch and as the Bank's operations facility. The lease has an initial term of seven years and includes a renewal option for an additional seven year period. During 2000, the Bank purchased a
1.1 acre parcel of land for construction of a fourth branch in Spartanburg, South Carolina. The branch facility is currently under construction and is estimated to be completed by mid-2001.

     The 11 Finance Company branches throughout South Carolina are housed in leased facilities averaging 1,200 square feet each with lease terms from three to ten years. The lease agreements have various renewal options under substantially the same terms as the original agreements.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of the shareholders in the fourth quarter of the Company's fiscal year ending December 31, 2000.

                                     PART II

ITEM  5.     MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Summit Financial Corporation's common stock is traded in the Small-Cap market on the NASDAQ system under the symbol SUMM. As of March 1, 2001 there were approximately 390 shareholders of record of the common stock. The number of shareholders does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

     The following table presents the high and low stock prices for the Company's common stock for each full quarterly period within the two most recent fiscal years. The source for the following information was the Nasdaq market. Stock price data has been restated to reflect all 5% stock dividends issued.

                         QUARTERLY COMMON STOCK SUMMARY

                        2000                         1999
          ------------------------------  ------------------------------
            4Q      3Q      2Q      1Q      4Q      3Q      2Q      1Q
          ------  ------  ------  ------  ------  ------  ------  ------
    High  $10.48  $10.24  $10.24  $11.67  $13.33  $12.70  $13.38  $14.91
    Low   $ 8.81  $ 8.57  $ 8.57  $ 8.33  $10.48  $10.66  $10.21  $11.34




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

                      SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                      ----------------------------------------------
                    (All Amounts, Except Per Share Data, In Thousands)


                                       2000       1999       1998       1997       1996
                                     ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA
Net interest income                  $ 10,023   $  8,749   $  7,614   $  6,977   $  5,583
Provision for loan losses                 654        445        290        392        516
Other income                            1,846      1,560      1,408      1,035        980
Other expenses                          7,356      6,520      5,826      5,150      4,401
Provision for income taxes              1,204        936      1,011        895        644
Net income                              2,655      2,408      1,895      1,575      1,002

PER SHARE DATA: (1)
Basic net income                     $   0.75   $   0.72   $   0.58   $   0.48   $   0.30
Diluted net income                   $   0.69   $   0.62   $   0.48   $   0.44   $   0.29
Book value per share                 $   5.98   $   5.16   $   4.69   $   4.02   $   3.59
Closing market price per share       $   9.25   $  11.43   $  13.15   $  10.70   $   5.98

BALANCE SHEET DATA (YEAR END)
Total assets                         $249,835   $191,229   $170,485   $160,279   $134,162
Loans, net of unearned income         180,521    148,170    130,669    118,755    102,692
Allowance for loan losses               2,560      2,163      1,827      1,728      1,487
Total earning assets                  236,145    181,443    159,586    151,300    126,762
Deposits                              209,191    157,996    140,243    140,928    117,805
Long-term debt                         13,000      7,000      5,000          -          -
Shareholders' equity                   21,528     17,591     15,674     13,369     11,637

BALANCE SHEET DATA (AVERAGES)
Total assets                         $212,177   $180,141   $166,432   $149,662   $121,997
Loans, net of unearned income         159,711    138,989    120,488    110,812     88,482
Total earning assets                  201,151    169,674    158,048    142,561    116,038
Deposits                              175,370    151,672    143,399    131,249    106,363
Shareholders' equity                   19,562     16,671     14,424     12,500     11,047

FINANCIAL RATIOS
Return on average assets                 1.25%      1.34%      1.14%      1.05%      0.82%
Return on average equity                13.57%     14.45%     13.14%     12.60%      9.07%
Net interest margin                      5.11%      5.31%      4.95%      4.94%      4.81%
Tier 1 risk-based capital               10.96%     11.26%     10.91%     10.43%     10.79%
Total risk-based capital                12.21%     12.51%     12.16%     11.68%     12.17%

ASSET QUALITY RATIOS
Allowance for loan losses to loans       1.42%      1.46%      1.40%      1.46%      1.45%
Net charge-offs to average loans          .16%       .08%       .16%       .16%       .17%
Nonperforming assets                 $    218   $    147          -          -   $    110


(1)  All  per  share  data  has  been  restated  to reflect all 5% stock dividends issued.

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

INCOME  STATEMENT  REVIEW

GENERAL
     The Company reported record earnings in 2000 which were up 10% from 1999. Net income totaled $2.7 million, or $0.69 diluted earnings per share in 2000 compared with $2.4 million, or $0.62 diluted earnings per share in 1999 and $1.9 million or $0.48 diluted earnings per share for 1998. The improvement in net income and earnings per share between 1999 and 2000 resulted primarily from the growth in earning assets. Increases in other income also contributed to the higher net income in 2000.



NET  INTEREST  INCOME
     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company's earnings and changes in net interest income have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income.

     During 2000 the Company recorded net interest income of $10.0 million, a 15% increase from the 1999 net interest income of $8.7 million. This is compared to net interest income of $7.6 million for 1998. The increase in net interest income in 2000 is directly related to the increase in the average earning assets and interest-bearing liability volume of the Bank of 19% and 18%, respectively, offset somewhat by the 20 basis point decrease in net interest margin during the year. Net interest income increased in 1999 related to the higher average loan and interest-bearing deposit volume of the Bank which was up from 1998 by 15% and 7%, respectively, combined with the overall reduction in the cost of funds in 1999.

     For the year ended December 31, 2000, the Company's net interest margin was 5.11%, compared to 5.31% in 1999 and 4.95% for 1998. The net interest margin is calculated as net interest income divided by average earning assets. The margin for 2000 decreased 20 basis points from the prior year due primarily to the higher cost of funds related to the general rise in interest rates during 2000 and promotions offered on certificates of deposit ("CDs") during the year. The margins between 1999 and 1998 increased 36 basis points due to the reduction in the cost of funds as CDs with higher rates matured and were replaced with lower market rate deposits during the declining rate period between late 1998 and mid-year 1999.

INTEREST  INCOME
     Interest income for 2000 was $19.4 million, which was a $4.0 million or 26% increase over the $15.4 million for 1999. Interest income for 1998 was $14.4 million. The increases each year are primarily a result of the higher levels of earning assets which averaged $201.2 million, $169.7 million and $158.0 million in 2000, 1999 and 1998, respectively. Changes in average yield on earning assets also affect the interest income reported each year. The average yield, on a fully tax equivalent basis, decreased from 9.26% in 1998 to 9.21% in 1999, and increased to 9.78% in 2000 due to fluctuations in the general interest rate environment during the three year period.

     The majority of the increase in average earning assets between 1998 and 1999 and between 1999 and 2000 was in loans, which are the Company's highest yielding assets that accounted for 79% of average earning assets for the year ended 2000. Consolidated loans averaged $159.7 million in 2000 with an average yield of 10.57%, compared to $139.0 million in 1999 with an average yield of 9.84%, and $120.5 million in 1998 with an average yield of 10.19%.
Approximately 68% of the Company's loan portfolio adjusts immediately with changes in the prime lending rate. The average loan rate dropped in 1999 as compared to 1998 as a direct result of the decline in the prime rate which averaged 8.36% in 1998 and 8.00% in 1999. The prime rate increased in 2000 to average 9.23% resulting in increases in the average yield on loans in 2000. The higher level of average loans each year, combined with the effect of fluctuations in average yield, resulted in increases in interest income on loans of $1.4 million or 11% between 1998 and 1999, and $3.2 million or 23% between 1999 and 2000.

     The second largest component of earning assets is the Company's investment portfolio which averaged $28.7 million yielding 6.86% in 2000. This is compared to average securities of $26.3 million in 1999 yielding 6.50%, and $27.5 million yielding 6.47% for 1998. The increase in the average yield of the investment portfolio is related to the timing, maturity distribution and types of securities purchased, combined with fluctuations in the general interest rate environment. The changes in the level of average securities each year, combined with increases in average rate, resulted in an increase in interest income on investments of $251,000 or 17% between 1999 and 2000 and a decrease of $117,000 or 7% between 1998 and 1999.

INTEREST  EXPENSE
     The Company's interest expense for 2000 was $9.4 million, compared to $6.6 million for 1999 and $6.8 million for 1998. The 42% increase in interest expense in 2000 was related to the 18% increase in average interest-bearing liabilities, combined with the 92 basis point increase in the cost of funds. The reduction in the interest expense in 1999 from 1998 was a result of the 7% increase in average interest-bearing liabilities being more than offset by the 49 basis point reduction in the cost of funds. The higher average cost of funds in 2000 was primarily a result of the maturity of CDs renewed at higher current market rates as the prime rate increased in the latter half of 1999 and into 2000, combined with promotional rates offered on CDs during 2000. Interest-bearing liabilities averaged $168.5 million in 2000 with an average rate of 5.57%, compared to $142.4 million in 1999 with an average rate of 4.65%, and an average of $132.3 million with an average rate of 5.14% during 1998.

                   AVERAGE YIELDS AND RATES

                               For the Years Ended December 31,
                               --------------------------------
(on a fully tax-equivalent basis)          2000   1999    1998
                                          ------  -----  ------
EARNING ASSETS:
Loans                                     10.57%  9.84%  10.19%
Securities                                 6.86%  6.50%   6.47%
Short-term investments                     6.47%  5.51%   5.70%
                                          -----  ------  ------
     Total earning assets                  9.78%  9.21%   9.26%
                                          ------  -----  ------
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits                  5.51%  4.59%   5.11%
Short-term borrowings                      7.41%  5.61%   6.07%
FHLB advances                              6.21%  5.42%   5.67%
                                          ------  -----  ------
     Total interest-bearing liabilities    5.57%  4.65%   5.14%
                                          ------  -----  ------
NET INTEREST MARGIN                        5.11%  5.31%   4.95%
                                          ======  =====  ======
AVERAGE PRIME INTEREST RATE                9.23%  8.00%   8.36%
                                          ======  =====  ======


PROVISION  FOR  LOAN  LOSSES
     The provision for loan losses was $654,000 in 2000, $445,000 in 1999, and $290,000 in 1998. The change in the provision each year was directly related to the level of net originations in each year as follows: $32.6 million in 2000, $17.6 million in 1999, and $12.1 million in 1998. Other factors influencing the amount charged to the provision each year is the total amount of past due and classified loans and the total outstanding loans and charge-off activity of the Finance Company, which have higher inherent risk than do loans of the Bank. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover inherent losses in the loan portfolio and are adjusted as necessary.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income increased $286,000 or 18%, to $1.8 million in 2000 from $1.6 million in 1999 and $1.4 million in 1998. Credit card fees and income, the largest single item in noninterest income, rose 11% to $376,000 in 2000 from $338,000 in 1999 and $298,000 in 1998. The increase is related to the higher volume of transactions and merchant activity in the Bank's credit card portfolio each year. The higher amount in service charges and fees on deposit accounts, which increased approximately 50% in 2000 to $369,000 from $247,000 in 1999 and $203,000 in 1998, is related to the increases in the transaction fees and the higher number of Bank deposit accounts and transactions subject to service charges and fees.

     Insurance commission fee income increased $83,000 between 1999 and 2000 and decreased $32,000 between 1998 and 1999 related to fluctuations in the level of activity for both the Bank and the Finance Company. Included in insurance commissions is income from annuity sales made in the Bank's nondeposit investment sales department and earned commissions on credit-related insurance products generated by the Finance Company.

     The remainder of the changes in other income is primarily related to the level of activity in the Bank's nondeposit financial services and brokerage department which resulted in increased income of $58,000 in 2000 and a decrease of $29,000 in 1999. Other fluctuations each year are related to the higher level of activity and transactions of the Bank generating other income in the normal course of business.

     Total noninterest expenses were $7.4 million in 2000, $6.5 million in 1999, and $5.8 million in 1998. A majority of the increased expenditures each year reflects the cost of additional personnel hired to support the Company's growth and new bank branches opened in the fourth quarter of 1998 and the second quarter of 2000. The most significant item included in noninterest expenses is salaries, wages and benefits which amounted to $4.3 million in 2000, $3.5 million in 1999, and $3.2 million in 1998. The increase of $780,000 in 2000 was a result of (1) normal annual raises and replacement of staff; (2) higher profitability-related bonus and incentives; and (3) additional staff, including three officers, added starting in April 2000 at the new branch location. The increase of $332,000 in 1999 was a result of (1) normal annual raises and increases in bonuses and incentive payments; and (2) additional branch, support and lending staff added in the normal course of business in late 1998 and throughout 1999.

     Occupancy and furniture, fixtures, and equipment expenses increased $82,000 or 7% to $1.3 million in 2000 from $1.2 million in 1999 and increased $172,000 from $1.0 million in 1998. The increase each year was related primarily to the expenses associated with new branch facilities which commenced in late 1998 and mid-2000.

     Included in the line item "other expenses", which decreased $26,000 or 1% between 1999 and 2000, and increased $190,000 or 12% between 1998 and 1999, are charges for insurance claims and premiums; printing and office support; credit card expenses; professional services; advertising and public relations; and other branch and customer related expenses. A majority of these items are related directly to the normal operations of the Bank and are related to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The reduction in 2000 is primarily related to the Bank's expenses returning to a normal level after additional expenses were incurred in 1999 related to higher repossession and collection costs; advertising expenses associated with marketing new internet banking products; and Y2K preparation expenses.

INCOME  TAXES
     The Company recorded an income tax provision of $1.2 million, $936,000, and $1.0 million in 2000, 1999, and 1998, respectively. The effective tax rate in each year was 31%, 28%, and 35%, respectively. The change in effective rate each year is primarily related to fluctuations in the level of tax-free municipal investments.


BALANCE  SHEET  REVIEW

INVESTMENT  SECURITIES
     At December 31, 2000, the Company's total investment portfolio had a fair value of $32.4 million, which is an increase of 23% from the $26.5 million invested as of the end of 1999. The investment portfolio consists primarily of securities of United States government agencies, mortgage-backed securities, and state and municipal obligations. The Company has no trading account securities. At the 2000 year end, the portfolio had a weighted average life of approximately
6.1 years and an average duration of 4.2 years. Investment securities averaged $28.7 million yielding 6.86% in 2000, compared to the 1999 average of $26.3 million yielding 6.50%. Securities are the second largest earning asset of the Company at 14% and 16% of average earning assets for 2000 and 1999, respectively.


LOANS
     The loan portfolio consists primarily of commercial and industrial loans; commercial loans secured by real estate; loans secured by one-to-four family residential mortgages; and consumer loans. Substantially all of these loans are located in the Upstate of South Carolina and are concentrated in the Company's market area. At December 31, 2000, the Company had no loans for highly leveraged transactions and no foreign loans. The Bank's primary focus has been on commercial lending to small and medium-sized businesses in its marketplace. Commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio.

     As of December 31, 2000, the Company had total loans outstanding, net of unearned income, of $180.5 million which represents an increase of $32.3 million or 22% from the 1999 outstanding loans of $148.2 million. Outstanding loans represent the largest component of earning assets at 79% of average earning assets for 2000 compared to 82% for 1999. Gross loans were 72% and 77%, respectively, of total assets at December 31, 2000 and 1999. The 22% increase in loans between 1999 and 2000 is attributable to internal growth and the Bank's expansion into a new market during 2000 as the Company did not purchase any loans during the year. Freedom's outstanding loans, net of unearned income, totaled $3.5 million, or 1.9% of consolidated loans at December 31, 2000. This is compared to $3.2 million or 2.1% of consolidated loans at December 31, 1999.

     For 2000, the Company's loans averaged $159.7 million with a yield of 10.57%. This is compared to $139.0 million average loans with a yield of 9.84% in 1999. The increase in the loan yield reflects the general increasing rate environment experienced through 2000. The interest rates charged on loans of the Bank vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government policy and regulations also influence interest rates. Loans of the Finance Company are regulated under state laws which establish the maximum loan amounts and interest rates, and the types and maximum amounts of fees, insurance premiums, and other costs that may be charged.

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

     The allowance for loan losses totaled $2.6 million or 1.42% of total loans at the end of 2000. This is compared to a $2.2 million allowance or 1.46% of total loans at December 31, 1999. For the year ended December 31, 2000, the Company reported net charge-offs of $257,000 or 0.16% of consolidated average loans. This is compared to consolidated net charge-offs of $109,000 or 0.08% of average loans for the year ended December 31, 1999.

     Loans past due 90 days and greater totaled $122,000 or 0.07% of gross loans at December 31, 2000 compared to $130,000 or 0.09% of gross loans at December 31, 1999. Loans on non-accrual totaled $218,000 and $147,000, respectively, at December 31, 2000 and 1999. Generally, loans of the Bank are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as non-accrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible. At December 31, 2000 and 1999, the Bank held no other real estate owned acquired in partial or total satisfaction of problem loans. At December 31, 2000, loans considered to be impaired under Statement of Financial Accounting Standards 114 totaled $1.5 million, which includes the $218,000 non-accrual loan. There were no impaired loans at December 31, 1999.

INTEREST-BEARING  LIABILITIES
     During 2000, interest-bearing liabilities averaged $168.5 million with an average rate of 5.57% compared to $142.4 million with an average rate of 4.65% in 1999. The increase in the average rate reflects the general increasing rate environment experienced throughout 2000. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. At December 31, 2000, interest-bearing deposits comprised approximately 83% of total deposits and 91% of interest-bearing liabilities. The remainder of interest-bearing liabilities consists principally of Federal Home Loan Bank advances.

     The Company uses its deposit base as a primary source with which to fund earning assets. Deposits increased 32% from $158.0 million at December 31, 1999 to $209.2 million as of year end 2000. The increase was primarily in the non-interest-bearing demand accounts, money market accounts and time deposits greater than $100,000. Noninterest-bearing deposits, which increased 49% during the year, averaged 12.4% of total deposits for the year 2000 compared to 12.7% in 1999.

     The Company's core deposit base consists of consumer and commercial money market accounts, checking accounts, savings and retirement accounts, NOW accounts, and non-jumbo time deposits (less than $100,000). Although such core deposits continue to be interest sensitive for both the Company and the industry as a whole, these deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000 represented 22% and 18%, respectively, of total deposits at December 31, 2000 and 1999. The Company has no brokered deposits.


CAPITAL  RESOURCES

     Total shareholders' equity amounted to $21.5 million, or 8.6% of total assets, at December 31, 2000. This is compared to $17.6 million, or 9.2% of total assets, at December 31, 1999. The $3.9 million increase in total shareholders' equity resulted principally from retention of earnings and stock issued pursuant to the Company's stock option plans, combined with the decrease in unrealized loss on investments available for sale.

     Book value per share at December 31, 2000 and 1999 was $5.98 and $5.16, respectively. On November 20, 2000, the Company issued its ninth 5% stock dividend to shareholders of record as of November 6, 2000. This dividend resulted in the issuance of approximately 171,000 shares of the Company's $1.00 par value common stock. All weighted average share and per share data has been restated to reflect all stock dividends.

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

     The following table sets forth various capital ratios for the Company and the Bank at December 31, 2000 and 1999. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At December 31, 2000 and 1999, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements. The Bank exceeded the "well-capitalized" standard under the regulatory framework for prompt corrective action.

                         CAPITAL SUMMARY

                               The Company            The Bank
                           -------------------   -------------------
                             As of      As of      As of      As of
                           12/31/00   12/31/99   12/31/00   12/31/99
                           ---------  ---------  ---------  ---------
Total risk-based capital      12.21%     12.51%     10.76%     11.37%
Tier 1 risk-based capital     10.96%     11.26%      9.56%     10.16%
Leverage capital              10.13%      9.97%      8.82%      9.00%


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, maturities of other borrowings, extensions of credit, and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, those which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources accounted for 15% and 13% of average assets for each of the years ended December 31, 2000 and 1999, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $2.8 million in available liquidity remaining from its initial public offering and the retention of earnings. A total of $1.8 million of this liquidity was advanced to the Finance Company to fund its operations as of December 31, 2000. Summit Financial also has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at December 31, 2000. Further sources of liquidity for Summit Financial include borrowings from individuals, and management fees and debt service which are paid by its subsidiary on a monthly basis.

     Liquidity needs of Freedom Finance, primarily for the funding of loan originations, paying operating expenses, and servicing debt, have been met to date through the initial capital investment of $500,000 made by Summit Financial, borrowings from an unrelated private investor, and line of credit facilities provided by Summit Financial and Summit National Bank.

     The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse affect on the Company's liquidity position.


EFFECT  OF  INFLATION  AND  CHANGING  PRICES

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike most other industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect in a financial institution's performance than does the effect of inflation.

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Approximately 48% of the Company's liabilities at December 31, 2000 had been issued with fixed terms and can be repriced only at maturity. During periods of rising interest rates, as experienced through 2000, the Company's assets reprice faster than the supporting liabilities. This causes an increase in the net interest margin until the fixed rate deposits mature and are repriced at then higher current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company's current balance sheet structure, the opposite effect (that is, a decrease in net interest income) is realized in a falling rate environment.

ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS

     In  June  1998,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. For accounting purposes, SFAS 133 comprehensively defines a derivative instrument. SFAS 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

     SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of SFAS 133", delayed the effective date of this statement for one year. SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133", addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001 with no material impact on its financial statements.

INTEREST  RATE  SENSITIVITY

     Achieving consistent growth in net interest income, which is affected by fluctuations in interest rates, is the primary goal of the Company's asset/liability function. The Company attempts to control the mix and maturities of assets and liabilities to maintain a reasonable balance between exposure to interest rate fluctuations and earnings and to achieve consistent growth in net interest income, while maintaining adequate liquidity and capital. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over time.

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

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At December 31, 2000, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position of approximately $751,000. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that approximately 68% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement. The Company's asset sensitive position means that assets reprice faster than the liabilities, which generally results in increases in the net interest income during periods of rising rates and decreases in net interest income when market rates decline.

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

     The following table presents the Company's projected change in NPV for the various rate shock levels as of year end. At December 31, 2000, the Company's estimated changes in NPV were within the limits established by the Board.



                                    Market Value
                                    of Portfolio
                          Policy       Equity      Percent
Change in Interest Rates   Limit       (000s)       Change
------------------------  -------  --------------  --------
300 basis point rise       40.00%  $       21,366     0.75%
200 basis point rise       25.00%  $       21,407     0.56%
100 basis point rise       10.00%  $       21,499     0.13%
No change                   0.00%  $       21,528     0.00%
100 basis point decline    10.00%  $       21,158     1.72%
200 basis point decline    25.00%  $       20,633     4.16%
300 basis point decline    40.00%  $       20,162     6.35%

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                December 31,
                                                              2000       1999
                                                            ---------  ---------
ASSETS
Cash and due from banks                                     $  7,604   $  3,952
Interest-bearing bank balances                                 5,111      4,399
Federal funds sold                                            16,680      1,470
Investment securities available for sale                      32,445     26,466
Loans, net of unearned income and net of allowance
 for loan losses of $2,560 and $2,163                        177,961    146,007
Premises and equipment, net                                    3,473      2,890
Accrued interest receivable                                    1,691      1,337
Other assets                                                   4,870      4,708
                                                            ---------  ---------
                                                            $249,835   $191,229
                                                            =========  =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand                                 $ 35,468   $ 23,823
 Interest-bearing demand                                      14,641     14,073
 Savings and money market                                     63,821     50,845
 Time deposits, $100,000 and over                             46,523     28,459
 Other time deposits                                          48,738     40,796
                                                            ---------  ---------
                                                             209,191    157,996
Federal funds purchased                                            -      4,000
Other short-term borrowings                                      500        500
FHLB advances                                                 16,000      9,000
Accrued interest payable                                       1,753      1,132
Other liabilities                                                863      1,010
                                                            ---------  ---------
     Total liabilities                                       228,307    173,638
                                                            ---------  ---------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000 shares
  authorized; 3,598,318 and 3,243,739 shares
  issued and outstanding                                       3,598      3,244
 Additional paid-in capital                                   16,803     14,730
 Retained earnings                                             1,425        483
 Accumulated other comprehensive income (loss), net of tax        32       (563)
 Nonvested restricted stock                                     (330)      (303)
                                                            ---------  ---------
     Total shareholders' equity                               21,528     17,591
                                                            --------    --------
                                                            $249,835   $191,229
                                                            =========  =========

See  accompanying  notes  to  consolidated  financial  statements.



                     SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars in Thousands, except Per Share Data)

                                                      For the Years Ended December 31,
                                                    ----------------------------------
                                                            2000      1999      1998
                                                          --------  --------  --------
Interest Income:
 Loans                                                    $16,882   $13,676   $12,275
 Taxable securities                                         1,187       951     1,155
 Nontaxable securities                                        515       500       413
 Federal funds sold                                           563       102       397
 Other                                                        270       148       176
                                                          --------  --------  --------
                                                           19,417    15,377    14,416
                                                          --------  --------  --------
Interest Expense:
 Deposits                                                   8,463     6,086     6,431
 FHLB advances                                                878       463       256
 Other                                                         53        79       115
                                                          --------  --------  --------
                                                            9,394     6,628     6,802
                                                          --------  --------  --------
     Net interest income                                   10,023     8,749     7,614
Provision for loan losses                                    (654)     (445)     (290)
                                                          --------  --------  --------
     Net interest income after provision for loan losses    9,369     8,304     7,324
                                                          --------  --------  --------

Noninterest Income:
 Service charges and fees on deposit accounts                 369       247       203
 Credit card fees and income                                  376       338       298
 Gain on sale of investment securities                         12        22         1
 Insurance commission fee income                              337       254       286
 Other income                                                 752       699       620
                                                          --------  --------  --------
                                                            1,846     1,560     1,408
                                                          --------  --------  --------
Noninterest Expenses:
 Salaries, wages and benefits                               4,279     3,499     3,167
 Occupancy                                                    630       578       494
 Furniture, fixtures and equipment                            663       633       545
 Other expenses                                             1,784     1,810     1,620
                                                          --------  --------  --------
                                                            7,356     6,520     5,826
                                                          --------  --------  --------
Income before income taxes                                  3,859     3,344     2,906
Income taxes                                               (1,204)     (936)   (1,011)
                                                          --------  --------  --------
Net income                                                $ 2,655   $ 2,408   $ 1,895
                                                          ========  ========  ========

Net income per common share:
  Basic                                                   $  0.75   $  0.72   $  0.58
  Diluted                                                 $  0.69   $  0.62   $  0.48
Average shares outstanding:
  Basic                                                     3,539     3,335     3,295
  Diluted                                                   3,869     3,913     3,950

See  accompanying  notes  to  consolidated  financial  statements.


                                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                              (Dollars in Thousands)


                                                                                       Accumulated
                                                                                          other
                                                                                         compre-
                                                            Additional                   hensive        Nonvested
                                                   Common     paid-in     Retained    income (loss),   restricted
                                                    stock     capital     earnings         net            stock
                                                   -------  -----------  ----------  ----------------  -----------
Balance at December 31, 1997                       $ 2,876  $    10,908          -   $            90        ($505)
 Net income for the year ended
December 31, 1998                                        -            -      1,895                 -            -
Other comprehensive income:
Unrealized holding gains on securities
arising during the period, net of taxes of $146          -            -          -               223            -
Comprehensive income                                     -            -          -                 -            -

Stock options exercised                                 18           70          -                 -            -
Amortization of deferred
compensation on restricted stock                         -            -          -                 -          101
Issuance of 5% stock dividend                          145        1,748     (1,893)                -            -
Cash in lieu of fractional shares                        -            -         (2)                -            -
                                                   -------  -----------  ----------  ----------------  -----------
Balance at December 31, 1998                         3,039       12,726          -               313         (404)
Net income for the year ended
December 31, 1999                                        -            -      2,408                 -            -
Other comprehensive loss:
Unrealized holding losses on securities
arising during the period, net of taxes of ($531)        -            -          -              (860)           -
Less: reclassification adjustment for
gains included in net income,
net of tax of ($6)                                       -            -          -               (16)
                                                                                     ----------------
Other comprehensive loss                                 -            -          -              (876)           -
                                                                                     ----------------
Comprehensive income                                     -            -          -                 -            -

Stock options exercised                                 53          233          -                 -            -
Amortization of deferred
compensation on restricted stock                         -            -          -                 -          101
Issuance of 5% stock dividend                          152        1,771     (1,923)                -            -
Cash in lieu of fractional shares                        -            -         (2)                -            -
                                                   -------  -----------  ----------  ----------------  -----------
Balance at December 31, 1999                         3,244       14,730        483              (563)        (303)
Net income for the year ended
December 31, 2000                                        -            -      2,655                 -            -
Other comprehensive income:
Unrealized holding gains on
securities arising during the period,
net of taxes of $368                                     -            -          -               604            -
Less: reclassification adjustment
for gains included in net income,
net of tax of ($3)                                       -            -          -                (9)
 Other comprehensive income                              -            -          -               595            -
                                                                                     ----------------
Comprehensive income                                     -            -          -                 -            -

Stock options exercised                                169          392          -                 -            -
Issuance of common stock pursuant
to restricted stock plan                                14          141          -                 -         (155)
Amortization of deferred
compensation on restricted stock                         -            -          -                 -          128
Issuance of 5% stock dividend                          171        1,540     (1,711)                -            -
Cash in lieu of fractional shares                        -            -         (2)                -            -
                                                   -------  -----------  ----------  ----------------  -----------
Balance at December 31, 2000                       $ 3,598  $    16,803  $   1,425   $            32        ($330)
                                                   =======  ===========  ==========  ================  ===========





                                                        Total
                                                    shareholders'
                                                       equity
                                                   ---------------
Balance at December 31, 1997                       $       13,369
 Net income for the year ended
December 31, 1998                                           1,895
Other comprehensive income:
Unrealized holding gains on securities
arising during the period, net of taxes of $146               223
Comprehensive income                                        2,118
                                                   ---------------
Stock options exercised                                        88
Amortization of deferred
compensation on restricted stock                              101
Issuance of 5% stock dividend                                   -
Cash in lieu of fractional shares                              (2)
                                                   ---------------
Balance at December 31, 1998                               15,674
Net income for the year ended
December 31, 1999                                           2,408
Other comprehensive loss:
Unrealized holding losses on securities
arising during the period, net of taxes of ($531)
Less: reclassification adjustment for
gains included in net income,
net of tax of ($6)

Other comprehensive loss                                     (876)

Comprehensive income                                        1,532
                                                   ---------------
Stock options exercised                                       286
Amortization of deferred
compensation on restricted stock                              101
Issuance of 5% stock dividend                                   -
Cash in lieu of fractional shares                              (2)
                                                   ---------------
Balance at December 31, 1999                               17,591
Net income for the year ended
December 31, 2000                                           2,655
Other comprehensive income:
Unrealized holding gains on
securities arising during the period,
net of taxes of $368
Less: reclassification adjustment
for gains included in net income,
net of tax of ($3)
 Other comprehensive income                                   595

Comprehensive income                                        3,250
                                                   ---------------
Stock options exercised                                       561
Issuance of common stock pursuant
to restricted stock plan                                        -
Amortization of deferred
compensation on restricted stock                              128
Issuance of 5% stock dividend                                   -
Cash in lieu of fractional shares                              (2)
                                                   ---------------
Balance at December 31, 2000                       $       21,528
                                                   ===============

See  accompanying  notes  to  consolidated  financial  statements.


                         SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in Thousands)

                                                               For the Years Ended December 31,
                                                               --------------------------------
                                                                   2000       1999       1998
                                                                ---------  ---------  ---------
Cash flows from operating activities:
  Net income                                                    $  2,655   $  2,408   $  1,895
  Adjustments to reconcile net income to net cash
provided by operating activities:
    Provision for loan losses                                        654        445        290
    Depreciation                                                     478        496        403
    (Gain) loss on sale and disposal of equipment and vehicles         -        (18)        34
    Gain on sale of securities available for sale                    (12)       (22)        (1)
    Net amortization of net premium on investment securities          30         75         56
    Amortization of deferred compensation on restricted stock        128        101        101
    (Increase) decrease in other assets                             (210)      (335)       226
    Increase (decrease) in other liabilities                         454        152       (143)
    Deferred income taxes                                           (200)      (179)      (140)
                                                                ---------  ---------  ---------
         Net cash provided by operating activities                 3,977      3,123      2,721
                                                                ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of securities available for sale                     (12,415)    (7,483)   (11,406)
  Proceeds from sales of securities available for sale             5,400      1,021        951
  Proceeds from maturities of securities available for sale        1,977      5,632     11,882
  Purchases of investments in FHLB and other stock                  (450)      (146)       (84)
  Purchase of company-owned life insurance                             -          -     (1,725)
  Net increase in loans                                          (32,608)   (17,610)   (12,106)
  Purchases of premises and equipment                             (1,061)      (315)    (1,178)
  Proceeds from sale of equipment and vehicles                         -         49          -
                                                                ---------  ---------  ---------
         Net cash used by investing activities                   (39,157)   (18,852)   (13,666)
                                                                ---------  ---------  ---------
Cash flows from financing activities:
  Net increase (decrease) in deposit accounts                     51,195     17,753       (685)
  Net (decrease) increase in federal funds purchased
and repurchase agreements                                         (4,000)       433      2,763
  Proceeds from FHLB advances                                     22,000     10,550      8,500
  Repayments of FHLB advances                                    (15,000)    (9,550)    (2,500)
  Net repayments of other short-term borrowings                        -       (320)      (180)
  Proceeds from stock options exercised                              561        286         88
  Cash paid in lieu of fractional shares                              (2)        (2)        (2)
                                                                ---------  ---------  ---------
         Net cash provided by financing activities                54,754     19,150      7,984
                                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents              19,574      3,421     (2,961)
Cash and cash equivalents, beginning of year                       9,821      6,400      9,361
                                                                ---------  ---------  ---------
Cash and cash equivalents, end of year                          $ 29,395   $  9,821   $  6,400
                                                                =========  =========  =========

See  accompanying  notes  to  consolidated  financial  statements.

                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES OF CONSOLIDATION - Summit Financial Corporation (the "Company"), a South Carolina corporation, is the parent holding company for Summit National Bank (the "Bank"), a nationally chartered bank, and Freedom Finance, Inc. (the "Finance Company"), a consumer finance company. Summit Investment Services, Inc. is a wholly-owned subsidiary of the Bank which provides financial management services and nondeposit product sales. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

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

IMPAIRMENT OF LOANS - Loans are considered to be impaired when, in management's judgment, the collection of all amounts of principal and interest is not probable in accordance with the terms of the loan agreement. The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118 in the areas of disclosure requirements and methods of recognizing income. SFAS 114 requires that impaired loans be recorded at fair value, which is determined based upon the present value of expected cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the value of the underlying collateral. All cash receipts on impaired loans are applied to principal until such time as the principal is brought current, and thereafter according to the contractual terms of the agreement. After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone. As a practical matter, the Bank determines which loans are impaired through a loan review process.

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

INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill and customer lists resulting from the Finance Company's branch acquisitions. On an ongoing basis, the Company evaluates the carrying value of these intangible assets and determines whether these assets have been impaired based upon an undiscounted cash flow approach. Amortization of intangibles is provided by using the straight-line method over the estimated economic lives of the assets, which is generally from 5 to 7 years. Intangible assets are included in "Other assets" on the accompanying consolidated balance sheets and have unamortized balances of $340,000 and $497,000 at December 31, 2000 and 1999, respectively, with related amortization of $157,000 for each of the years ended December 31, 2000, 1999, and 1998.

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

PER SHARE DATA - Earnings per share ("EPS") are computed in accordance with SFAS 128, "Earnings per Share." SFAS 128 requires companies to report basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Shares of restricted stock that are unvested are not included in weighted average shares outstanding. Diluted EPS reflects the potential dilution of securities that could occur if the Company's dilutive stock options were exercised. Weighted average share and per share data have been restated to reflect all 5% stock dividends.

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

RECLASSIFICATIONS - Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentations. These reclassifications had no impact on shareholders' equity or net income as previously reported.

NOTE  2  -  STATEMENT  OF  CASH  FLOWS
     For the purpose of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $29,395,000 and $9,821,000 at December 31, 2000 and 1999, respectively.

The following summarizes supplemental cash flow data for the years ended December 31:


(dollars in thousands)                2000    1999     1998
-----------------------------------  ------  -------  ------
Interest paid                        $8,773  $6,548   $7,120
Income taxes paid                     1,419   1,162      870
Change in fair value of investment
 securities, net of income taxes        595    (876)     223


NOTE  3  -  RESTRICTIONS  ON  CASH  AND  DUE  FROM  BANKS
     The Company's banking subsidiary is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The amount of the required reserve balance at December 31, 2000 and 1999 was $850,000 and $834,000, respectively.


NOTE  4  -  INVESTMENT  SECURITIES
     The aggregate amortized cost, fair value, and gross unrealized gains and losses of investment securities available for sale at December 31 were as follows:

(dollars in thousands)                        2000                                         1999
                          -----------------------------------------   -----------------------------------------
                                              Gross                                       Gross
                          Amortized        Unrealized         Fair    Amortized         Unrealized        Fair
                                      --------------------                        ---------------------
                             Cost        Gains      Losses    Value      Cost        Gains      Losses    Value
                          ----------  -----------  --------  -------  ----------  -----------  --------  -------
U.S. treasury             $        -  $         -  $     -   $     -  $      489  $         6  $     -   $   495
U.S. government agencies      17,167          114      (40)   17,241      12,483            -     (165)   12,318
Mortgage-backed                5,642           33       (9)    5,666       3,573            -      (36)    3,537
States and municipal           9,584          126     (172)    9,538      10,829            3     (716)   10,116
                          ----------  -----------  --------  -------  ----------  -----------  --------  -------
                          $   32,393  $       273    ($221)  $32,445  $   27,374  $         9    ($917)  $26,466
                          ==========  ===========  ========  =======  ==========  ===========  ========  =======


     The amortized cost and estimated fair value of investment securities available for sale at December 31, 2000, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Fair value of securities was determined using quoted market prices.


                                          Amortized    Fair
(dollars in thousands)                       Cost      Value
----------------------------------------  ----------  -------
Due in one year or less                   $    4,508  $ 4,493
Due after one year, through five years         9,678    9,755
Due after five years, through ten years        4,667    4,716
Due after ten years                           13,540   13,481
                                          ----------  -------
                                          $   32,393  $32,445
                                          ==========  =======


     The change in the unrealized gain on securities available for sale, net of taxes, recorded in shareholders' equity for the year ended December 31, 2000 was $595,000. Investment securities with an approximate book value of $15,987,000 and $13,045,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. Estimated fair values of securities pledged were $16,011,000 and $12,717,000 at December 31, 2000 and 1999, respectively. There were no securities classified as "Held to Maturity" in any year presented. Information related to the sale of securities classified as available for sale for each year is as follows:



(dollars in thousands)                       2000    1999   1998
------------------------------------------  ------  ------  -----
Proceeds from sales of securities           $5,400  $1,021  $ 951
Gross realized gains on securities sales        49      22      1
Gross realized losses on securities sales       37       -      -


NOTE  5  -  INVESTMENTS  REQUIRED  BY  LAW
     Summit National Bank, as a member of the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank of Atlanta ("FHLB"), is required to own capital stock in these organizations. The Bank's equity investments required by law are included in the accompanying consolidated balance sheets in "Other assets". The amount of stock owned is based on the Bank's capital levels in the case of the FRB and totaled $255,000 at December 31, 2000 and 1999. The amount of FHLB stock owned is determined based on the Bank's balances of residential mortgages and advances from the FHLB and totaled $1,000,000 and $550,000 at December 31, 2000 and 1999, respectively. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.


NOTE  6  -  LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES
     A  summary  of  loans  by  classification  at  December  31  is as follows:


(dollars in thousands)                       2000       1999
-----------------------------------------  ---------  ---------
Commercial and industrial                  $ 31,995   $ 26,217
Commercial secured by real estate            62,709     55,647
Real estate - residential mortgages          52,287     47,366
Real estate - construction                   23,232     10,135
Installment and other consumer loans          6,540      5,402
Consumer finance, net of unearned income      3,542      3,183
Other loans and overdrafts                      216        220
                                           ---------  ---------
                                            180,521    148,170
Less - allowance for loan losses             (2,560)    (2,163)
                                           ---------  ---------
                                           $177,961   $146,007
                                           =========  =========


     Unearned income on consumer finance loans totaled $1,057,000 and $939,000 at December 31, 2000 and 1999, respectively.

     Loans past due in excess of 90 days and still accruing interest amounted to approximately $122,000 and $130,000 at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999 the Company had approximately $218,000 and $147,000, respectively, in non-accrual loans. There were no non-accrual loans at December 31, 1998. The amount of foregone interest income that would have been recorded had these loans performed according to their contractual terms amounted to approximately $6,000 and $4,000 during 2000 and 1999, respectively, while interest income recognized on these loans was approximately $15,000 and $17,000 during 2000 and 1999, respectively.

     At December 31, 2000, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $1,462,000, which includes the $218,000 non-accrual loan. There were no impaired loans at December 31, 1999 or 1998. The average balance of impaired loans was $1,457,000 for the year ended December 31, 2000 and there was no impairment allowance required at year end. Interest income recognized on impaired loans during 2000 was approximately $143,000. There were no foreclosed loans or other real estate owned in any year presented.

     Changes in the allowance for loan losses for the years ended December 31 were as follows:


(dollars in thousands)                            2000     1999     1998
-----------------------------------------------  -------  -------  -------
Balance, beginning of year                       $2,163   $1,827   $1,728
    Provision for losses                            654      445      290
    Loans charged-off                              (434)    (417)    (408)
    Recoveries of loans previously charged-off      177      308      217
Balance, end of year                             $2,560   $2,163   $1,827
                                                 =======  =======  =======


     The Company makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in the Upstate of South Carolina. The Company has a diversified loan portfolio and the Company's loan portfolio is not dependent upon any specific economic segment. The Company regularly monitors its credit concentrations based on loan purpose, industry, and customer base. As of December 31, 2000, there were no material concentrations of credit risk within the Company's loan portfolio.

     Directors, executive officers, and associates of such persons are customers of and have transactions with the Company's bank subsidiary in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which are made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. All loans to related parties were current and performing in accordance with contractual terms at December 31, 2000.

     The aggregate dollar amount of loans outstanding to related parties was approximately $5,805,000 and $4,434,000 at December 31, 2000 and 1999,
respectively. During 2000, new loans and advances on lines of credit of approximately $2,328,000 were made, and payments on these loans and lines totaled approximately $957,000. At December 31, 2000, there were commitments to extend additional credit to related parties in the amount of approximately $2,508,000.

     Under current Federal Reserve regulations, the Bank is limited in the amount it may loan to the Company, the Finance Company, or other affiliates. Loans made by the Bank to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20%, of the Bank's capital, surplus and undivided profits, after adding back the allowance for loan losses. Based on these limitations, approximately $4.2 million was available for loans to the Company and the Finance Company at December 31, 2000. Certain collateral restrictions also apply to loans from the Bank to its affiliates.


NOTE  7  -  PREMISES,  EQUIPMENT  AND  LEASES
     A  summary  of  premises  and  equipment  at  December  31  is  as follows:


(dollars in thousands)                  2000      1999
------------------------------------  --------  --------
Land                                  $ 1,043   $   483
Building and leasehold improvements     2,118     2,094
Furniture, fixtures and equipment       2,387     2,184
Vehicles                                  161        94
Construction in progress                  207         -
                                      --------  --------
                                        5,916     4,855
Less - accumulated depreciation        (2,443)   (1,965)
                                      --------  --------
                                      $ 3,473   $ 2,890
                                      ========  ========


     Depreciation expense charged to operations totaled $478,000, $496,000, and $403,000 in 2000, 1999 and 1998, respectively. The Company leases branch facilities for both the Bank and the Finance Company. These leases have initial terms of from two to ten years and various renewal options under substantially the same terms with certain rate escalations. Rent expense charged to operations totaled $297,000, $271,000, and $226,000, respectively, for the years ended December 31, 2000, 1999, and 1998. The annual minimum rental commitments under the terms of the Company's noncancellable leases at December 31, 2000 are as follows: (dollars in thousands)


2001        $  270
2002           250
2003           252
2004           212
2005            54
Thereafter      22
            ------
            $1,060
            ======


NOTE  8  -  DEPOSITS
     The scheduled maturities of time deposits subsequent to December 31, 2000 are as follows: (dollars in thousands)


2001        $82,156
2002         12,120
2003            123
2004            323
2005            463
Thereafter       76
            -------
            $95,261
            =======


     The remaining maturity of time deposits in denominations in excess of $100,000 is $13,868,000 in three months or less; $8,063,000 in over three through six months; $19,090,000 in over six through twelve months; and $5,502,000 in over twelve months.


NOTE  9  -  FHLB  ADVANCES
     FHLB advances represent borrowings from the FHLB of Atlanta by the Bank pursuant to a line of credit collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. These advances have various maturity dates, terms and repayment schedules with fixed or variable rates of interest, payable monthly on maturities of one year or less and payable quarterly on maturities over one year.

     At December 31, 2000 fixed rate FHLB advances ranged from 5.01% to 7.48% with initial maturities from one to ten years. Variable rate advances based on 3 month LIBOR had a rate of 6.53% at December 31, 2000. Interest rates ranged from 5.01% to 5.77% at December 31, 1999. The weighted-average interest rate on FHLB advances outstanding at December 31, 2000 and 1999 was 6.31% and 5.32%, respectively. At December 31, 2000, advances totaling $10 million were subject to call features at the option of the FHLB with call dates ranging from March 2001 to June 2003. Call provisions are more likely to be exercised by the FHLB when rates rise. Scheduled maturities of FHLB advances subsequent to December 31, 2000 are $3,000,000 in 2001; $1,000,000 in 2002; $7,000,000 in 2003;
$3,000,000  in  2004;  $1,000,000  in  2005;  and  $1,000,000  thereafter.

     Total qualifying loans of the Bank pledged to the FHLB for advances at December 31, 2000 were approximately $32 million. The Bank has adopted the policy of pledging excess collateral to facilitate future advances. At December 31, 2000, based on eligible collateral available, the Bank had additional available credit of approximately $8 million from the FHLB.


NOTE  10  -  OTHER  BORROWINGS
     Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. These borrowings bear interest at the prevailing market rate for federal funds purchased. Average interest rates on federal funds purchased were 6.04%, 5.02%, and 5.40% for the years ended December 31, 2000, 1999, and 1998 respectively. At December 31, 2000, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated banks with available balances totaling $15,500,000. The interest rate on any borrowings under these lines would be the prevailing market rate for federal funds purchased. These lines are available to be outstanding up to ten consecutive days for general corporate purposes of the Bank and have specified repayment deadlines after disbursement of funds. All of the lenders have reserved the right to withdraw these lines at their option.

     Other short-term borrowings consist of a term loan agreement with an unrelated individual which has a maturity of less than one year. This term loan is unsecured and bears interest at a fixed rate. The weighted average interest rate on short-term borrowings outstanding at December 31, 2000, 1999 and 1998 was 7.41%, 6.50%, and 6.91%, respectively.

     The Company has a line of credit arrangement with a commercial bank for the purpose of funding the loan receivables of the Finance Company. The line, which is for a total of $2.5 million, is secured by the common stock of the Bank and bears interest at the prime lending rate less 50 basis points. The line requires quarterly interest payments and matures in October 2001. Under the terms of the line, the Company is required to meet certain covenants, including minimum capital levels and other performance ratios. The Company believes it is in compliance with these covenants. There was no outstanding balance on the line at December 31, 2000 or 1999.

     The components of other interest expense for each of the years ended December 31 presented in the accompanying consolidated statements of income is as follows:


(dollars in thousands)        2000   1999   1998
----------------------------  -----  -----  -----
Federal funds purchased       $  16  $  46  $   2
Other short-term borrowings      37     33    113
                              $  53  $  79  $ 115
                              =====  =====  =====


NOTE  11  -  INCOME  TAXES
     The provision for income taxes for the years ended December 31 is as follows:


(dollars in thousands)   2000     1999     1998
----------------------  -------  -------  -------
Current:
  Federal               $1,287   $1,023   $1,061
  State                    117       92       90
                        -------  -------  -------
                         1,404    1,115    1,151
                        -------  -------  -------
Deferred:
  Federal                 (172)    (179)    (140)
  State                    (28)       -        -
                        -------  -------  -------
                          (200)    (179)    (140)
                        -------  -------  -------
Total tax provision     $1,204   $  936   $1,011
                        =======  =======  =======


     Income taxes are different than tax expense computed by applying the statutory federal tax rate of 34% to income before income taxes. The reasons for the differences for years ended December 31 are as follows:


(dollars in thousands)               2000     1999     1998
----------------------------------  -------  -------  -------
Tax expense at statutory rate       $1,312   $1,137   $  988
State tax, net of federal benefit       59       61       59
Change in valuation allowance for
 deferred tax assets                    (2)     (13)     (10)
Effect of tax exempt interest         (148)    (192)     (75)
Other, net                             (17)     (57)      49
                                    -------  -------  -------
Total                               $1,204   $  936   $1,011
                                    =======  =======  =======


     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 were as follows:


(dollars in thousands)                                      2000     1999
---------------------------------------------------------  -------  -------
Deferred tax assets:
  Allowance for loan losses deferred for tax purposes      $  842   $  700
  Book depreciation and amortization in excess of tax         125       90
  Unrealized net losses on securities available for sale        -      345
  Other                                                        54       33
                                                           -------  -------
          Gross deferred tax assets                         1,021    1,168
          Less: valuation allowance                             -       (2)
                                                           -------  -------
          Net deferred tax assets                           1,021    1,166
                                                           -------  -------
Deferred tax liabilities:
  Net deferred loan costs                                      (5)     (15)
  Unrealized net gains on securities available for sale       (20)       -
  Compensation expense deferred for financial reporting       (92)     (82)
                                                           -------  -------
          Gross deferred tax liabilities                     (117)     (97)
                                                           -------  -------
Net deferred tax asset                                     $  904   $1,069
                                                           =======  =======


     The net deferred tax asset is included in "Other assets" in the accompanying consolidated balance sheets. A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale for which a current period deferred tax expense of ($365,000) has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $200,000. The decreases in the valuation allowance for each of the years ended December 31, 2000 and 1999 were based on actual earnings of the Company for those years. In management's opinion, it is more likely than not that the results of future operations will generate sufficient income to realize the net deferred tax asset and no valuation allowance is considered necessary at December 31, 2000.


NOTE  12  -  OTHER  INCOME  AND  OTHER  EXPENSES
     The components of other operating income for the years ended December 31 are as follows:


(dollars in thousands)                2000   1999   1998
------------------------------------  -----  -----  -----
Late charges and other loan fees      $ 216  $ 235  $ 215
Nondeposit product sales commission     206    148    177
Other                                   330    316    228
                                      -----  -----  -----
                                      $ 752  $ 699  $ 620
                                      =====  =====  =====


          The components of other operating expenses for the years ended December 31 are as follows:


(dollars in thousands)                     2000    1999    1998
----------------------------------------  ------  ------  ------
Advertising and public relations          $  176  $  251  $  200
Stationary, printing and office support      364     314     324
Credit card service expense                  298     277     231
Legal and professional fees                  240     311     239
Amortization of intangibles                  157     157     157
Other                                        549     500     469
                                          ------  ------  ------
                                          $1,784  $1,810  $1,620
                                          ======  ======  ======


NOTE  13  -  CAPITAL  STOCK  AND  PER  SHARE  INFORMATION
     On November 20, 2000, the Company issued a 5% stock dividend. The dividend was issued to all shareholders of record on November 6, 2000 and resulted in the issuance of 171,119 shares of common stock of the Company. All average share and per share data have been retroactively restated to reflect the stock dividend as of the earliest period presented.

     As of December 31, 2000, there were approximately 790,000 common shares reserved for issuance under stock compensation benefit plans, of which approximately 246,000 were available for issuance.

     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income. There was no required adjustment to the numerator from the net income reported on the accompanying statements of income.


                                         2000                    1999                    1998
                                ---------------------   ---------------------   ----------------------
                                  Basic      Diluted      Basic      Diluted      Basic      Diluted
Net income                      $2,655,000  $2,655,000  $2,408,000  $2,408,000  $1,895,000  $1,895,000
                                ----------  ----------  ----------  ----------  ----------  ----------
Average shares outstanding       3,538,981   3,538,981   3,334,556   3,334,556   3,294,880   3,294,880
Effect of dilutive securities:
   Stock options                         -     293,930           -     543,816           -     608,591
   Unvested restricted stock             -      36,226           -      35,007           -      46,676
                                ----------  ----------  ----------  ----------  ----------  ----------
                                 3,538,981   3,869,137   3,334,556   3,913,379   3,294,880   3,950,147
                                ----------  ----------  ----------  ----------  ----------  ----------
Per share amount                $     0.75  $     0.69  $     0.72  $     0.62  $     0.58  $     0.48
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

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier I capital, and Tier I leverage capital as set forth in the table following. Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 2000 and 1999, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts and ratios at December 31, 2000 and 1999 as well as the minimum calculated amounts for each regulatory defined category.


                                                                               To Be
                                                          For Capital       Categorized
                                                            Adequacy          "Well
(dollars  in  thousands)                    Actual          Purposes        Capitalized"
------------------------               ----------------  ---------------  ---------------
                                        Amount   Ratio   Amount   Ratio   Amount   Ratio
                                        -------  ------  -------  ------  -------  ------
AS OF DECEMBER 31, 2000
The Company
--------------------------------------
Total capital to risk-weighted assets   $23,937  12.21%  $15,688   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $21,486  10.96%  $ 7,844   4.00%  N.A.
Tier 1 capital to average assets        $21,486  10.13%  $ 8,487   4.00%  N.A.
The Bank
--------------------------------------
Total capital to risk-weighted assets   $20,822  10.76%  $15,474   8.00%  $19,343  10.00%
Tier 1 capital to risk-weighted assets  $18,490   9.56%  $ 7,737   4.00%  $11,606   6.00%
Tier 1 capital to average assets        $18,490   8.82%  $ 8,387   4.00%  $10,483   5.00%

AS OF DECEMBER 31, 1999
The Company
--------------------------------------
Total capital to risk-weighted assets   $19,955  12.51%  $12,765   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $17,960  11.26%  $ 6,383   4.00%  N.A.
Tier 1 capital to average assets        $17,960   9.97%  $ 7,206   4.00%  N.A.
The Bank
--------------------------------------
Total capital to risk-weighted assets   $17,907  11.37%  $12,596   8.00%  $15,745  10.00%
Tier 1 capital to risk-weighted assets  $15,995  10.16%  $ 6,298   4.00%  $ 9,447   6.00%
Tier 1 capital to average assets        $15,995   9.00%  $ 7,111   4.00%  $ 8,890   5.00%


     The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. As of December 31, 2000, no cash dividends have been declared or paid by the Bank and the Bank had available retained earnings of $10 million.


NOTE  15  -  STOCK  COMPENSATION  PLANS
     The Company has a Restricted Stock Plan for awards to certain key employees. Under the Restricted Stock Plan, the Company may grant common stock to its employees for up to approximately 281,000 shares. All shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. The restrictions as to transferability of shares granted under this plan vest over a period of 5 years at a rate of 20% on each anniversary date of the grant. At December 31, 2000, there were 73,044 shares of restricted stock outstanding. Deferred compensation representing the difference between the fair market value of the stock at the date of grant and the cash paid for the stock is amortized over a five-year vesting period as the restrictions lapse. Included in the accompanying consolidated statements of income under the caption "Salaries, wages and benefits" is $128,000, $101,000, and $101,000 of amortized deferred compensation for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company has two Incentive Stock Option Plans (one approved in 1989 and one in 1999) and a Non-Employee Stock Option Plan (collectively referred to as stock-based option plans). Under the Incentive Stock Option Plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. The
Incentive Stock Option Plans authorize the granting of stock options up to a maximum of approximately 958,000 shares of common stock, however, 800,000 of these reserved shares are under the 1989 Plan which has expired. At December 31, 2000, approximately 6,000 option shares were available to be granted under these plans.

     Under the Non-Employee Stock Option Plan, options have been granted, at a price not less than the fair market value of the shares at the date of grant, to eligible non-employee directors as a retainer for their services as directors. Options granted are exercisable for a period of ten years from the date of grant. Options granted on January 1, 1995 became exercisable one year after the date of grant. Options granted on January 1, 1996 become exercisable over a period of nine years at a rate of 11.1% on each of the first nine anniversaries of the date of grant. The Non-Employee Stock Option Plan authorizes the granting of stock options up to a maximum of approximately 352,000 shares of common stock. At December 31, 2000, approximately 31,000 option shares were available to be granted under this plan.

     All outstanding options and option activity for all stock-based option plans have been retroactively restated to reflect the effects of all 5% stock dividends issued.

     A summary of the activity under the stock-based option plans for the year ended December 31 is as follows:


                                 2000                   1999                    1998
                          --------------------   -------------------   --------------------
                                     Weighted               Weighted               Weighted
                                      Average                Average                Average
                                     Exercise               Exercise               Exercise
                           Shares      Price      Shares      Price      Shares      Price
                          ---------  ---------  ----------  ---------  ----------  ---------
Outstanding, January 1     953,203   $    5.45  1,021,678   $    5.29  1,005,307   $    4.88
Granted                    144,690   $    9.22     16,884   $   12.76     53,340   $   13.43
Canceled                   (28,507)  $    7.72    (29,370)  $    7.17    (16,932)  $    7.75
Exercised                 (177,954)  $    3.01    (55,989)  $    3.66    (20,037)  $    4.48
                          ---------   --------   ---------   --------   ---------   --------
Outstanding, December 31   891,432   $    6.48    953,203   $    5.45  1,021,678   $    5.29
                          =========  =========  ==========  =========  ==========  =========
Exercisable, December 31   512,032   $    5.53    629,503   $    4.64    522,724   $    4.14
                          =========  =========  ==========  =========  ==========  =========


     The following table summarizes information about stock options outstanding under the stock-based option plans at December 31, 2000:


                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                           -----------------------------------    --------------------
                                          Weighted
                                           Average    Weighted                Weighted
                              Number      Remaining    Average     Number      Average
                              Options    Contractual  Exercise     Options    Exercise
Range of Exercise Prices:   Outstanding     Life        Price    Exercisable    Price
                            -----------  -----------  ---------  -----------  ---------
2.26  -  $2.90                  15,384     .7 years  $    2.53       15,384  $    2.53
3.47  -  $4.18                 169,219    3.8 years  $    4.15      169,219  $    4.15
5.60                           277,199    4.8 years  $    5.60      129,185  $    5.60
6.07 - $6.17                   226,239    6.2 years  $    6.17      175,970  $    6.17
8.33 - $9.05                   126,836    8.9 years  $    8.99        4,376  $    8.33
10.00 - $12.14                  35,118    9.0 years  $   10.67        2,040  $   12.04
13.82 - $14.06                  41,437    7.6 years  $   13.84       15,858  $   13.83
                            -----------   ----------  ---------   ----------  --------
2.26  - $14.06                 891,432    5.8 years  $    6.48      512,032  $    5.53
                            ===========  ===========  =========  ===========  =========


     The Company follows APB 25 to account for its stock-based option plans. Accordingly, no compensation cost has been recognized for the stock-based option plans. Had compensation cost for the Company's incentive and non-employee stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999, and 1998 consistent with the provisions of SFAS 123, the Company's net income and diluted earnings per share would have been reduced to the proforma amounts as follows:


(dollars, except per share, in thousands)   2000    1999    1998
-----------------------------------------  ------  ------  ------
Net income - as reported                   $2,655  $2,408  $1,895
Net income - proforma                      $2,398  $2,167  $1,705
Diluted earnings per share - as reported   $ 0.69  $ 0.62  $ 0.48
Diluted earnings per share - proforma      $ 0.62  $ 0.55  $ 0.43


     The weighted average fair value per share of options granted in 2000, 1999, and 1998 amounted to $5.32, $7.64, and $8.34, respectively. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: expected volatility of 63.5%, 79.5%, and 49.1% for 2000, 1999 and 1998, respectively; risk-free interest rate of 4.95%, 6.00%, and 4.54% for 2000, 1999, and 1998, respectively; and expected lives of the options of 4.9 years, 4.6 years, and 7.5 years for 2000, 1999, and 1998, respectively. There were no cash dividends in any year.


NOTE  16  -  CONTINGENT  LIABILITIES
     In the normal course of business, the Company and its subsidiaries are periodically subject to various pending or threatened lawsuits in which claims for monetary damages may be asserted. In the opinion of the Company's management, after consultation with legal counsel, none of this litigation should have a material adverse effect on the Company's financial position or results of operations.


NOTE  17  -  EMPLOYEE  BENEFIT  PLANS
     The Company maintains an employee benefit plan for all eligible employees of the Company and its subsidiaries under the provisions of Internal Revenue Code Section 401K. The Summit Retirement Savings Plan (the "Plan") allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches employee contributions from one percent to a maximum of six percent of deferred compensation. The matching contributions as a percent of deferred compensation were 6% for each year 2000, 1999 and 1998. A total of $124,000, $113,000, and $106,000, respectively, in 2000, 1999, and 1998 was charged to operations for the Company's matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after completion of five years of service, as defined in the Plan.

     During 1998, Summit National Bank entered into salary continuation agreements with several key management employees, all of whom are officers. Under the agreements, the Bank is obligated to provide for each such employee or his beneficiaries, during a period of 20 years after the employee's death, disability, or retirement, annual benefits ranging from $38,000 to $113,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this nonqualified salary continuation plan, which is an unfunded plan, for the years ended December 31, 2000, 1999 and 1998 amounted to $56,000, $52,000 and $49,000, respectively. To partially finance benefits under this plan, the Bank purchased and is the beneficiary of life insurance policies. Proceeds from the insurance policies are payable to the Company upon the death of the participant. The cash surrender value of these policies included in the accompanying consolidated balance sheets in "Other assets" was $1,919,000 and $1,831,000 at December 31, 2000 and 1999, respectively.


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

     At December 31, 2000 the Company's commitments to extend additional credit, including obligations under the Company's revolving credit card program, totaled approximately $48,580,000, of which approximately $5,326,000 represents commitments to extend credit at fixed rates of interest. Commitments to extend credit at fixed rates expose the Company to some degree of interest rate risk. Included in the Company's total commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $3,576,000 at December 31, 2000. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.


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

     Fair value approximates book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing bank balances, federal funds sold, federal funds purchased, and other short-term borrowings. Fair value of investment securities is estimated based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

     Fair value for demand deposit accounts and variable rate interest-bearing accounts is equal to the carrying value. Certificate of deposit accounts maturing during 2001 are valued at their carrying value. Certificate of deposit accounts maturing after 2001 are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value for FHLB advances is based on discounted cash flows using the current market rate.

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

     The estimated fair values of the Company's financial instruments as of December 31 are as follows:


(dollars in thousands)                            2000                     1999
                                          ----------------------  ----------------------
                                          Carrying    Estimated   Carrying    Estimated
                                           Amount    Fair Value    Amount    Fair Value
                                          ---------  -----------  ---------  -----------
Financial Assets:
Cash and due from banks                   $   7,604  $     7,604  $   3,952  $     3,952
Interest-bearing bank balances                5,111        5,111      4,399        4,399
Federal funds sold                           16,680       16,680      1,470        1,470
Investment securities available for sale     32,445       32,445     26,466       26,466
Loans, net                                  177,961      172,234    146,007      143,840
Financial Liabilities:
Deposits                                    209,191      209,814    157,996      158,646
Federal funds purchased                           -            -      4,000        4,000
Other short-term borrowings                     500          500        500          500
FHLB advances                                16,000       15,875      9,000        9,100


NOTE  20  -  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
     Consolidated quarterly operating data for the years ended December 31 is summarized as follows (per share data has been restated to reflect all 5% stock dividends issued):


(dollars  in  thousands,
except  per  share  data)                              2000                                         1999
--------------------------          ------------------------------------------    ----------------------------------------
                                       First     Second      Third     Fourth      First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Interest income                      $  4,281   $  4,498   $  5,140   $  5,498   $  3,565   $  3,690   $  3,991   $  4,131
Interest expense                       (1,877)    (2,059)    (2,634)    (2,824)    (1,520)    (1,584)    (1,737)    (1,787)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income                     2,404      2,439      2,506      2,674      2,045      2,106      2,254      2,344
Provision for loan losses                 (93)      (105)      (119)      (337)       (81)      (129)      (108)      (127)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income after
  provision for loan losses             2,311      2,334      2,387      2,337      1,964      1,977      2,146      2,217
Noninterest income                        402        433        430        581        394        390        369        407
Noninterest expenses                   (1,753)    (1,801)    (1,824)    (1,978)    (1,563)    (1,550)    (1,661)    (1,746)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes                960        966        993        940        795        817        854        878
Income taxes                             (308)      (297)      (309)      (290)      (228)      (235)      (237)      (236)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income                                652        669        684        650        567        582        617        642
Unrealized net holding (loss)
  gain on securities, net of taxes
  and reclassification of gains in
  net income                              (66)        33        296        332       (190)      (312)      (218)      (156)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Comprehensive income                 $    586   $    702   $    980   $    982   $    377   $    270   $    399   $    486
                                     =========  =========  =========  =========  =========  =========  =========  =========
NET INCOME PER SHARE:
   Basic                             $   0.19   $   0.19   $   0.19   $   0.18   $   0.17   $   0.18   $   0.18   $   0.19
   Diluted                           $   0.17   $   0.17   $   0.18   $   0.17   $   0.15   $   0.15   $   0.16   $   0.16
AVERAGE COMMON SHARES
 OUTSTANDING:
   Basic                                3,483      3,523      3,544      3,561      3,321      3,325      3,330      3,357
   Diluted                              3,889      3,852      3,855      3,878      3,960      3,964      3,908      3,912


NOTE  21  -  SEGMENT  INFORMATION
     The Company reports information about its operating segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Summit Financial Corporation is the parent holding company for Summit National Bank ("Bank"), a nationally chartered bank, and Freedom Finance, Inc. ("Finance"), a consumer finance company. Through its bank subsidiary, which commenced operations in July 1990, the Company provides a full range of banking services, including offering demand and time deposits, commercial and consumer loans, and nondeposit investment services. The Bank currently has four full-service branches in Greenville and Spartanburg, South Carolina. The Finance Company commenced operations in November 1994 and makes and services small, short-term installment loans and related credit insurance products to individuals from its eleven offices throughout South Carolina. The Company considers the Bank and the Finance Company separate business segments. Financial performance for each segment is detailed in the following tables. Included in the "Corporate" column are amounts for general corporate activities and eliminations of intersegment transactions.




(dollars in thousands)         Bank      Finance    Corporate     Total
---------------------------  ---------  ---------  -----------  ---------
AT AND FOR THE YEAR ENDED
 DECEMBER 31, 2000
Interest income              $ 17,787   $  1,744        ($114)  $ 19,417
Interest expense               (9,356)      (342)         304     (9,394)
                             ---------  ---------  -----------  ---------
Net interest income             8,431      1,402          190     10,023
Provision for loan losses        (495)      (159)           -       (654)
Noninterest income              1,562        332          (48)     1,846
Noninterest expenses           (5,847)    (1,514)           5     (7,356)
                             ---------  ---------  -----------  ---------
Income before income taxes      3,651         61          147      3,859
Income taxes                   (1,155)         6          (55)    (1,204)
                             ---------  ---------  -----------  ---------
Net income                   $  2,496   $     67   $       92   $  2,655
                             =========  =========  ===========  =========
Net loans                    $176,088   $  3,314      ($1,441)  $177,961
                             =========  =========  ===========  =========
Total assets                 $247,360   $  4,000      ($1,525)  $249,835
                             =========  =========  ===========  =========

AT AND FOR THE YEAR ENDED
 DECEMBER 31, 1999
Interest income              $ 13,761   $  1,713         ($97)  $ 15,377
Interest expense               (6,594)      (284)         250     (6,628)
                             ---------  ---------  -----------  ---------
Net interest income             7,167      1,429          153      8,749
Provision for loan losses        (265)      (180)           -       (445)
Noninterest income              1,262        346          (48)     1,560
Noninterest expenses           (4,998)    (1,512)         (10)    (6,520)
                             ---------  ---------  -----------  ---------
Income before income taxes      3,166         83           95      3,344
Income taxes                     (874)       (29)         (33)      (936)
                             ---------  ---------  -----------  ---------
Net income                   $  2,292   $     54   $       62   $  2,408
                             =========  =========  ===========  =========
Net loans                    $144,285   $  2,932      ($1,210)  $146,007
                             =========  =========  ===========  =========
Total assets                 $188,769   $  3,748      ($1,288)  $191,229
                             =========  =========  ===========  =========

AT AND FOR THE YEAR ENDED
 DECEMBER 31, 1998
Interest income              $ 12,912   $  1,577         ($73)  $ 14,416
Interest expense               (6,731)      (286)         215     (6,802)
                             ---------  ---------  -----------  ---------
Net interest income             6,181      1,291          142      7,614
Provision for loan losses        (146)      (144)           -       (290)
Noninterest income              1,156        300          (48)     1,408
Noninterest expenses           (4,260)    (1,550)         (16)    (5,826)
                             ---------  ---------  -----------  ---------
Income before income taxes      2,931       (103)          78      2,906
Income taxes                   (1,020)        35          (26)    (1,011)
                             ---------  ---------  -----------  ---------
Net income                   $  1,911       ($68)  $       52   $  1,895
                             =========  =========  ===========  =========
Net loans                    $127,327   $  2,660      ($1,145)  $128,842
                             =========  =========  ===========  =========
Total assets                 $168,072   $  3,634      ($1,221)  $170,485
                             =========  =========  ===========  =========

NOTE  22  -  PARENT  COMPANY  FINANCIAL  INFORMATION
     The following is condensed financial information of Summit Financial Corporation (parent company only) at December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998.

                SUMMIT FINANCIAL CORPORATION
                  CONDENSED BALANCE SHEETS

                                         December 31,
(dollars in thousands)                  2000     1999
                                       -------  -------
ASSETS
Cash                                   $ 1,053  $   267
Investment in bank subsidiary           18,522   15,432
Investment in nonbank subsidiary           120       53
Due from subsidiaries                    1,860    1,879
                                       -------  -------
                                       $21,555  $17,631
                                       =======  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Accruals and other liabilities         $    27  $    40
Shareholders' equity                    21,528   17,591
                                       -------  -------
                                       $21,555  $17,631
                                       =======  =======



                SUMMIT FINANCIAL CORPORATION
               CONDENSED STATEMENTS OF INCOME

                              For the Years Ended December 31,
(dollars in thousands)                2000     1999     1998
                                     -------  -------  -------
Interest income                      $  191   $  153   $  176
Interest expense                          -       (1)     (33)
                                     -------  -------  -------
Net interest income                     191      152      143
Noninterest expenses                    (43)     (57)     (65)
                                     -------  -------  -------
Net operating income                    148       95       78
Equity in undistributed net income
 of subsidiaries                      2,562    2,346    1,843
                                     -------  -------  -------
Income before taxes                   2,710    2,441    1,921
Income taxes                            (55)     (33)     (26)
                                     -------  -------  -------
Net income                           $2,655   $2,408   $1,895
                                     =======  =======  =======



                  SUMMIT FINANCIAL CORPORATION
              CONDENSED STATEMENTS OF CASH FLOWS

                                                    For the Years Ended December 31,
(dollars in thousands)                                    2000      1999      1998
                                                        --------  --------  --------
Operating activities:
Net income                                              $ 2,655   $ 2,408   $ 1,895
Adjustments to reconcile net income to net cash
  provided by operating activities:
Equity in undistributed net income of subsidiaries       (2,562)   (2,346)   (1,843)
Decrease in other assets                                      -         2         1
(Decrease) increase in other liabilities                    (13)        2        (9)
Amortization of deferred compensation                       128       101       101
                                                        --------  --------  --------
     Net cash provided by operating activities              208       167       145
                                                        --------  --------  --------
INVESTING ACTIVITIES:
Net decrease (increase) in due from subsidiary               19       (15)       66
Net (decrease) increase in due to subsidiary                  -        (3)        3
                                                        --------  --------  --------
     Net cash provided (used) by investing activities        19       (18)       69
                                                        --------  --------  --------
FINANCING ACTIVITIES:
Repayments of notes payable                                   -      (320)     (180)
Employee stock options exercised                            561       286        88
Cash paid in lieu of fractional shares                       (2)       (2)       (2)
                                                        --------  --------  --------
     Net cash provided (used) by financing activities       559       (36)      (94)
                                                        --------  --------  --------
Net increase in cash and cash equivalents                   786       113       120
Balance, beginning of year                                  267       154        34
                                                         -------  --------  --------
Balance, end of year                                    $ 1,053   $   267   $   154
                                                        ========  ========  ========


                          INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors
Summit  Financial  Corporation

     We have audited the accompanying consolidated balance sheets of Summit Financial Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/  KPMG  LLP

Greenville,  South  Carolina
January  19,  2001


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There has been no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.


                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this item is set forth under the headings "Election of Directors", "Executive Officers and Compensation", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company filed in connection with its 2001 Annual Meeting of the Shareholders, which information is incorporated herein by reference.

ITEM  11.     EXECUTIVE  COMPENSATION

     The information required by this item is set forth under the headings "Directors' Compensation" and "Executive Officers and Compensation" in the definitive Proxy Statement of the Company filed in connection with its 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the headings "Stock Ownership" and "Election of Directors" in the definitive Proxy Statement of the Company filed in connection with its 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this item is set forth under the headings "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management" in the definitive Proxy Statement of the Company filed in connection with its 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

     (a)     List  of  documents  filed  as  a  part  of  this  report:

     1.  Financial  Statements:

          The following consolidated financial statements and report of independent auditors of the Company are included in Part I, Item 8 hereof:

          Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income For The Years Ended December 31,
             2000,  1999,  and  1998
          Consolidated  Statements  of  Shareholders'  Equity  And Comprehensive
             Income  For The  Years Ended  December 31,  2000,  1999, and  1998
          Consolidated Statements of Cash Flows For The Years Ended December 31,
             2000,  1999,  and  1998
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

     3.  Exhibits  (numbered  in  accordance  with  Item 601 of Regulation S-K):

     3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant's Registration Statement on Form S-1 under The Securities Act of 1933, File No. 33-31466).

     3.2 Bylaws, as amended (incorporated by reference to Exhibit 3.2 filed with the Registrant's Registration Statement on Amendment No. 1 To Form S-1 under The Securities Act of 1933, File No. 33-31466).

     4.     Form  of  Certificate for Common Stock (incorporated by reference to
Exhibit 4 filed with the Registrant's Registration Statement on Amendment No. 1 To Form S-1 under The Securities Act of 1933, File No. 33-31466).

     10.1 Summit Financial Corporation Incentive Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-1 under The Securities Act of 1933, File No. 33-31466).

     10.2 Lease Agreement for North Pleasantburg Drive Bank Site (incorporated by reference to Exhibit 10.2 filed with the Registrant's Registration Statement on Form S-1 under The Securities Act of 1933, File No. 33-31466).

     10.3 Employment Agreement of J. Randolph Potter dated December 21, 1998 (incorporated by reference to Exhibit 10.3 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-19235).

     10.4 Employment Agreement of Blaise B. Bettendorf dated December 21, 1998 (incorporated by reference to Exhibit 10.4 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-19235).

     10.5 Summit Financial Corporation Restricted Stock Plan (incorporated by reference to Exhibit 10.5 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 000-19235).

     10.6 Summit Financial Corporation Non-Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 000-19235).

10.7 Employment Agreement of James B. Schwiers dated September 2, 1999 (incorporated by reference to Exhibit 10.7 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-19235).

10.8 Summit Financial Corporation 1999 Incentive Stock Plan (incorporated by reference to Exhibit 10.8 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-19235).

10.9     Employment  Agreement  of  James  G.  Bagnal  dated  April  20,  2000.

10.10     Lease  Agreement  for  East  north  Street  Bank  Site

10.11     Salary Continuation Agreement of J. Randolph Potter dated September 9,
1998.

10.12 Salary Continuation Agreement of Blaise B. Bettendorf dated September 9, 1998.

10.13     Salary  Continuation Agreement of James B. Schwiers dated September 9,
1998.

     21     Subsidiaries  of  Summit  Financial  Corporation:
               Summit  National  Bank, a nationally chartered bank, incorporated in  South  Carolina
               Summit Investment Services, Inc., a subsidiary of Summit National
                  Bank,  incorporated  in  South  Carolina
               Freedom  Finance,  Inc., a consumer finance company, incorporated in  South  Carolina

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


     (b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of 2000.

     (c) Exhibits required to be filed with this report, which have not been previously filed as indicated in Item 14(a) above, are submitted as a separate section of this report.

     (d)     Not  applicable.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SUMMIT  FINANCIAL  CORPORATION
                                /s/  J.  Randolph  Potter
                              ---------------------------
Dated:  March  19,  2001                    J.  Randolph  Potter,  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       SIGNATURE                    TITLE                      DATE
  /s/ J. Randolph Potter    President, Chief Executive   March 19, 2001
--------------------------
J. Randolph Potter          Officer and Director

  /s/ Blaise B. Bettendorf  Senior Vice President        March 19, 2001
--------------------------
Blaise B. Bettendorf        (Principal Financial and
                            Accounting Officer)
  /s/ C. Vincent Brown      Chairman                     March 19, 2001
--------------------------
C. Vincent Brown

 /s/ John A. Kuhne          Vice Chairman                March 19, 2001
--------------------------
John A. Kuhne

  /s/ David C. Poole        Secretary                    March 19, 2001
--------------------------
David C. Poole

  /s/ James G. Bagnal, III  Director                     March 19, 2001
--------------------------
James G. Bagnal, III

  /s/ Ivan E. Block         Director                     March 19, 2001
--------------------------
Ivan E. Block

  /s/ J. Earle Furman, Jr.  Director                     March 19, 2001
--------------------------
J. Earle Furman, Jr.

 /s/ John W. Houser         Director                     March 19, 2001
--------------------------
John W. Houser

 /s/ T. Wayne McDonald      Director                     March 19, 2001
--------------------------
T. Wayne McDonald

 /s/ Allen H. McIntyre      Director                     March 19, 2001
--------------------------
T. Wayne McDonald

  /s/ Larry A. McKinney     Director                     March 19, 2001
--------------------------
Larry A. McKinney

  /s/ James B. Schwiers     Director                     March 19, 2001
--------------------------
James B. Schwiers

  /s/ George O. Short, Jr.  Director                     March 19, 2001
--------------------------
George O. Short, Jr.