Form 10-Q
period 2001-03-31
SUMMIT FINANCIAL CORP
filed 2001-05-09
CIK 856223

FORM  10-Q

                SECURITIES  AND  EXCHANGE  COMMISSION
                    Washington,  D.C.  20549

     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
         OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

      For  The  Quarterly  Period  Ended  March  31,  2001

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

As of April 27, 2001, 3,596,318 shares of $1.00 par value common stock were outstanding.


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                      March 31,    December 31,
                                                        2001           2000
                                                     -----------  --------------
ASSETS
Cash and due from banks . . . . . . . . . . . . . .  $    7,001   $       7,604
Interest-bearing bank balances. . . . . . . . . . .       5,765           5,111
Federal funds sold. . . . . . . . . . . . . . . . .      15,698          16,680
Investments available for sale. . . . . . . . . . .      37,768          32,445
Loans, net of unearned income and net of
 allowance for loan losses of $2,638 and $2,560 . .     181,728         177,961
Premises and equipment, net . . . . . . . . . . . .       3,851           3,473
Accrued interest receivable . . . . . . . . . . . .       1,605           1,691
Other assets. . . . . . . . . . . . . . . . . . . .       5,073           4,870
                                                     -----------  --------------
                                                     $  258,489   $     249,835
                                                     ===========  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand . . . . . . . . . . . .  $   32,095   $      35,468
 Interest-bearing demand. . . . . . . . . . . . . .      18,464          14,641
 Savings and money market . . . . . . . . . . . . .      68,995          63,821
 Time deposits, $100,000 and over . . . . . . . . .      49,320          46,523
 Other time deposits. . . . . . . . . . . . . . . .      47,655          48,738
                                                     -----------  --------------
                                                        216,529         209,191
Short-term borrowings . . . . . . . . . . . . . . .         500             500
FHLB advances . . . . . . . . . . . . . . . . . . .      16,000          16,000
Accrued interest payable. . . . . . . . . . . . . .       1,807           1,753
Other liabilities . . . . . . . . . . . . . . . . .       1,220             863
                                                     -----------  --------------
                                                        236,056         228,307
                                                     -----------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000
  shares authorized; issued and
  outstanding 3,596,318 and 3,598,318 shares. . . .       3,596           3,598
 Additional paid-in capital . . . . . . . . . . . .      16,784          16,803
 Retained earnings. . . . . . . . . . . . . . . . .       2,087           1,425
 Accumulated other comprehensive income, net of tax         245              32
 Nonvested resticted stock. . . . . . . . . . . . .        (279)           (330)
                                                     -----------  --------------
     Total shareholders' equity . . . . . . . . . .      22,433          21,528
                                                     -----------  --------------
                                                     $  258,489   $     249,835
                                                     ===========  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars, except per share data, in Thousands)
                                   (Unaudited)

                                             For the Three Months Ended
                                                      March 31,
                                               ------------------------
                                                  2001          2000
                                               ----------   -----------
Interest Income:
 Loans. . . . . . . . . . . . . . . . . . . .  $    4,599   $    3,826
 Taxable investment securities. . . . . . . .         400          251
 Nontaxable investment securities . . . . . .         131          135
 Federal funds sold . . . . . . . . . . . . .         153           33
 Other. . . . . . . . . . . . . . . . . . . .          95           36
                                               -----------  -----------
                                                    5,378        4,281
                                               -----------  -----------
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . .       2,508        1,709
 Other. . . . . . . . . . . . . . . . . . . .         260          168
                                               -----------  -----------
                                                    2,768        1,877
                                               -----------  -----------
     Net interest income. . . . . . . . . . .       2,610        2,404
Provision for loan losses . . . . . . . . . .        (128)         (93)
                                               -----------  -----------
     Net interest income after
      provision for loan losses . . . . . . .       2,482        2,311
                                               -----------  -----------

Noninterest Income:
 Service charges and fees on deposit accounts          99           94
 Credit card service fees and income. . . . .         105           89
 Insurance commission fee income. . . . . . .         120           76
 Gain on sale of securities . . . . . . . . .          12            -
 Other income . . . . . . . . . . . . . . . .         247          143
                                               -----------  -----------
                                                      583          402
                                               -----------  -----------
Noninterest Expenses:
 Salaries, wages and benefits . . . . . . . .       1,225          973
 Occupancy. . . . . . . . . . . . . . . . . .         169          142
 Furniture, fixtures and equipment. . . . . .         168          167
 Other operating expenses . . . . . . . . . .         517          471
                                               -----------  -----------
                                                    2,079        1,753
                                               -----------  -----------
Income before income taxes. . . . . . . . . .         986          960
Income taxes. . . . . . . . . . . . . . . . .        (324)        (308)
                                               -----------  -----------
Net income. . . . . . . . . . . . . . . . . .  $      662   $      652
                                               ===========  ===========

Net income per share:
   Basic. . . . . . . . . . . . . . . . . . .  $      .19   $      .19
   Diluted. . . . . . . . . . . . . . . . . .  $      .17   $      .17
Average shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . .   3,564,567    3,482,829
   Diluted. . . . . . . . . . . . . . . . . .   3,909,523    3,889,253


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                    SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                (Dollars in Thousands)
                                                     (Unaudited)

                                                                                           Accumulated
                                                                                               other
                                                                 Additional               comprehensive     Nonvested
                                                  Common          paid-in       Retained      (loss)       restricted
                                                   stock          capital       earnings    income, net       stock
                                               -------------  ---------------  ----------  -------------  -----------
Balance at December 31, 1999. . . . . . . . .  $      3,244   $       14,730   $      483         ($563)       ($303)
Net income for the three months
 ended March 31, 2000 . . . . . . . . . . . .             -                -          652             -            -
Other comprehensive income:
 Unrealized holding losses arising during
  the period, net of tax of ($40) . . . . . .             -                -            -           (66)           -

Comprehensive income. . . . . . . . . . . . .

Employee stock options exercised. . . . . . .           136              220            -             -            -
Issuance of common stock pursuant
 to restricted stock plan . . . . . . . . . .            14              142            -             -         (156)
Amortization of deferred
 compensation on restricted stock . . . . . .             -                -            -             -           31
                                               -------------  ---------------  ----------  -------------  -----------
Balance at March 31, 2000 . . . . . . . . . .  $      3,394   $       15,092   $    1,135         ($629)       ($428)
                                               =============  ===============  ==========  =============  ===========


Balance at December 31, 2000. . . . . . . . .  $      3,598   $       16,803   $    1,425  $         32        ($330)
Net income for the three months
 ended March 31, 2001 . . . . . . . . . . . .             -                -          662             -            -
Other comprehensive income:
 Unrealized holding gains arising during
  the period, net of tax of $134. . . . . . .             -                -            -           221            -
 Less: reclassification adjustment for gains
  included in net income, net of tax of ($4).             -                -            -            (8)           -
                                                                                           -------------
 Other comprehensive income . . . . . . . . .             -                -            -           213            -
                                                                                           -------------
Comprehensive income. . . . . . . . . . . . .             -                -            -             -            -

Forfeiture of common stock issued pursuant
 to restricted stock plan . . . . . . . . . .            (2)             (19)           -             -           21
Amortization of deferred
 compensation on restricted stock . . . . . .             -                -            -             -           30
                                               -------------  ---------------  ----------  -------------  -----------
Balance at March 31, 2001 . . . . . . . . . .  $      3,596   $       16,784   $    2,087  $        245        ($279)
                                               =============  ===============  ==========  =============  ===========


                                                   Total
                                                shareholders'
                                                   equity
                                               ---------------
Balance at December 31, 1999. . . . . . . . .  $       17,591
Net income for the three months
 ended March 31, 2000 . . . . . . . . . . . .             652
Other comprehensive income:
 Unrealized holding losses arising during
  the period, net of tax of ($40) . . . . . .             (66)
                                               ---------------
Comprehensive income                                      586
                                               ---------------
Employee stock options exercised. . . . . . .             356
Issuance of common stock pursuant
 to restricted stock plan . . . . . . . . . .               -
Amortization of deferred
 compensation on restricted stock . . . . . .              31
                                               ---------------
Balance at March 31, 2000 . . . . . . . . . .  $       18,564
                                               ===============


Balance at December 31, 2000. . . . . . . . .  $       21,528
Net income for the three months
 ended March 31, 2001 . . . . . . . . . . . .             662
Other comprehensive income:
 Unrealized holding gains arising during
  the period, net of tax of $134. . . . . . .
 Less: reclassification adjustment for gains
  included in net income, net of tax of ($4).

 Other comprehensive income . . . . . . . . .             213
                                               ---------------
Comprehensive income. . . . . . . . . . . . .             875
                                               ---------------
Forfeiture of common stock issued pursuant
 to restricted stock plan . . . . . . . . . .               -
Amortization of deferred
 compensation on restricted stock . . . . . .              30
                                               ---------------
Balance at March 31, 2001 . . . . . . . . . .  $       22,433
                                               ===============


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                   (Unaudited)

                                                   For  the  Three  Months  Ended
                                                                    March 31,
                                                               ------------------
                                                                 2001      2000
                                                               --------  --------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $   662   $   652
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . . .      128        93
    Depreciation and amortization . . . . . . . . . . . . . .      117       121
    Gain on sale of equipment and vehicles. . . . . . . . . .      (13)        -
    Gain on sale of investments available for sale. . . . . .      (12)        -
    Net amortization of net premium on investments. . . . . .       11        10
    Amortization of deferred compensation on restricted stock       30        31
    (Increase) decrease in other assets . . . . . . . . . . .     (197)      127
    Increase in other liabilities . . . . . . . . . . . . . .      431       446
    Deferred income taxes . . . . . . . . . . . . . . . . . .      (70)      (36)
                                                               --------  --------
Net cash provided by operating activities . . . . . . . . . .    1,087     1,444
                                                               --------  --------

Cash flows from investing activities:
  Purchases of securities available for sale. . . . . . . . .   (7,936)        -
  Proceeds from maturities of securities
   available for sale . . . . . . . . . . . . . . . . . . . .    2,449       245
  Proceeds from sales of securities available for sale. . . .      508         -
  Purchases of investments in FHLB and other stock. . . . . .        -      (100)
  Net increase in loans . . . . . . . . . . . . . . . . . . .   (3,895)   (2,896)
  Purchases of premises and equipment . . . . . . . . . . . .     (507)      (31)
  Proceeds from sale of equipment and vehicles. . . . . . . .       25         -
                                                               --------  --------
Net cash used in investing activities . . . . . . . . . . . .   (9,356)   (2,782)
                                                               --------  --------

Cash flows from financing activities:
  Net increase in deposit accounts. . . . . . . . . . . . . .    7,338     6,048
  Net decrease in federal funds purchased . . . . . . . . . .        -    (4,000)
  Proceeds from FHLB advances . . . . . . . . . . . . . . . .        -     6,000
  Repayments of FHLB advances . . . . . . . . . . . . . . . .        -    (2,000)
  Proceeds from employee stock options exercised. . . . . . .        -       356
                                                               --------  --------
Net cash provided by financing activities . . . . . . . . . .    7,338     6,404
                                                               --------  --------
Net (decrease) increase in cash and cash equivalents. . . . .     (931)    5,066
Cash and cash equivalents, beginning of period. . . . . . . .   29,395     9,821
                                                               --------  --------
Cash and cash equivalents, end of period. . . . . . . . . . .  $28,464   $14,887
                                                               ========  ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest. . . . . . . . . . .  $ 2,714   $ 1,798
Cash paid during the period for income taxes. . . . . . . . .  $   330   $    32
Change in market value of investment securities
 available for sale, net of income taxes. . . . . . . . . . .  $   213      ($66)


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                          SUMMIT FINANCIAL CORPORATION
     CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 MARCH 31, 2001

NOTE  1  -  BASIS  OF  PRESENTATION:
     Summit Financial Corporation (the Company), a South Carolina corporation, is the parent holding company for Summit National Bank (the Bank), a nationally chartered bank, and Freedom Finance, Inc. (the Finance Company), a consumer finance company.

     Through its bank subsidiary, which commenced operations in July 1990, the Company provides a full range of banking services, including the taking of demand and time deposits and the making of commercial and consumer loans. The Bank currently has four full service branch locations in Greenville and Spartanburg, South Carolina. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to offer nondeposit products and financial management services. The Finance Company commenced operations in November 1994 and makes and services small installment loans to individuals from its eleven offices throughout South Carolina.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at March 31, 2001, and the results of operations and cash flows for the periods ended March 31, 2001 and 2000 have been included. The results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.

NOTE  2  -  CASH  FLOW  INFORMATION:
          For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $28,464,000 and $14,887,000 at March 31, 2001 and 2000, respectively.

NOTE  3  -  NONPERFORMING  ASSETS:
     Loans past due in excess of 90 days and still accruing interest amounted to approximately $136,000 and $83,000 at March 31, 2001 and 2000, respectively. At March 31, 2001 and 2000 the Company had approximately $1.2 million and $267,000, respectively, in non-accrual loans. The $1.2 million non-accrual loan at March 31, 2001 is considered to be impaired under Statement of Financial Accounting Standards 114. There were no impaired loans at March 31, 2000. The average balance of impaired loans was $1,245,000 for the three month period ended March 31, 2001 and there was no impairment allowance required at March 31, 2001. Interest income recognized on impaired loans during 2001 was approximately $27,000. Other real estate owned ("OREO") at March 31, 2001 totaled $243,000, while there was no OREO at March 31, 2000.

NOTE  4  -  PER  SHARE  INFORMATION:
     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three months ended March 31, 2001 and 2000. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock dividends as of the earliest period presented.


                                         Three Months Ended March 31,
                                   2001        2001        2000        2000
                                ----------  ----------  ----------  ----------
                                   BASIC      DILUTED       BASIC      DILUTED
                                ----------  ----------  ----------  ----------
Net Income . . . . . . . . . .  $  662,000  $  662,000  $  652,000  $  652,000
                                ----------  ----------  ----------  ----------

Average shares outstanding . .   3,564,567   3,564,567   3,482,829   3,482,829
Effect of Dilutive Securities:
    Stock options. . . . . . .           -     311,538           -     356,717
    Unvested restricted stock.           -      33,418           -      49,707
                                ----------  ----------  ----------  ----------
                                 3,564,567   3,909,523   3,482,829   3,889,253
                                ----------  ----------  ----------  ----------

Per-share amount . . . . . . .  $     0.19  $     0.17  $     0.19  $     0.17
                                ==========  ==========  ==========  ==========

NOTE  5  -  SEGMENT  INFORMATION:
     The Company reports information about its operating segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Summit Financial Corporation is the parent holding company for Summit National Bank ("Bank"), a nationally chartered bank, and Freedom Finance, Inc. ("Finance"), a consumer finance company. The Company considers the Bank and the Finance Company separate business segments.

     Financial performance for each segment is detailed in the following tables. Included in the "Corporate" column are amounts for general corporate activities and eliminations of intersegment transactions.


At  and  for  the  three  months  ended  March  31,  2001
                             Bank      Finance    Corporate     Total
                           ---------  ---------  -----------  ---------
Interest income . . . . .  $  4,921   $    477         ($20)  $  5,378
Interest expense. . . . .    (2,759)       (79)          70     (2,768)
                           ---------  ---------  -----------  ---------
Net interest income . . .     2,162        398           50      2,610
Provision for loan losses       (95)       (33)           -       (128)
Other income. . . . . . .       505         90          (12)       583
Other expenses. . . . . .    (1,704)      (371)          (4)    (2,079)
                           ---------  ---------  -----------  ---------
Income before taxes . . .       868         84           34        986
Income taxes. . . . . . .      (277)       (34)         (13)      (324)
                           ---------  ---------  -----------  ---------
Net income. . . . . . . .  $    591   $     50   $       21   $    662
                           =========  =========  ===========  =========
Net loans . . . . . . . .  $179,367   $  3,018        ($657)  $181,728
                           =========  =========  ===========  =========
Total assets. . . . . . .  $255,541   $  3,667        ($719)  $258,489
                           =========  =========  ===========  =========



At  and  for  the  three  months  ended  March  31,  2000
                             Bank      Finance    Corporate     Total
                           ---------  ---------  -----------  ---------
Interest income . . . . .  $  3,839   $    464         ($22)  $  4,281
Interest expense. . . . .    (1,868)       (77)          68     (1,877)
                           ---------  ---------  -----------  ---------
Net interest income . . .     1,971        387           46      2,404
Provision for loan losses       (65)       (28)           -        (93)
Other income. . . . . . .       321         93          (12)       402
Other expenses. . . . . .    (1,361)      (389)          (3)    (1,753)
                           ---------  ---------  -----------  ---------
Income before taxes . . .       866         63           31        960
Income taxes. . . . . . .      (273)       (24)         (11)      (308)
                           ---------  ---------  -----------  ---------
Net income. . . . . . . .  $    593   $     39   $       20   $    652
                           =========  =========  ===========  =========
Net loans . . . . . . . .  $147,003   $  2,742        ($935)  $148,810
                           =========  =========  ===========  =========
Total assets. . . . . . .  $196,157   $  3,529        ($991)  $198,695
                           =========  =========  ===========  =========

                          SUMMIT FINANCIAL CORPORATION

                       PART  I.  FINANCIAL  INFORMATION

               ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
             OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the "Company") on Form 10K for the year ended December 31, 2000. Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results to be attained for any other period.

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

     During the quarter ended March 31, 2001, the Company's net income totaled $662,000 or $.17 per diluted share. This is compared to net income of $652,000 or $.17 per diluted share for the same quarterly period of 2000 or an increase of 2%.

BALANCE  SHEET  ACTIVITY
     Total assets increased $8.7 million or 3.5% from December 31, 2000 to March 31, 2001. Deposits increased approximately $7.3 million or 3.5% during the period. A majority of the increase in deposits was in the money market and interest-bearing demand categories which accounted for a total of $9.0 million of the increase.

     The increase in deposits funded gross loan growth of $3.8 million (2.1%), and the $5.3 million (16.4%) increase in investment securities during the same period.

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

     At March 31, 2001, the consolidated allowance for loan losses was $2.6 million or 1.43% of total loans net of unearned income. This compares to an allowance of $2.6 million or 1.42% at December 31, 2000 and $2.2 million or 1.46% of total loans net of unearned income at March 31, 2000. For the quarter ended March 31, 2001, the Company reported consolidated net charge-offs of $50,000 or 0.11% (annualized) of average loans. This is compared to consolidated net charge-offs of $46,000 or 0.12% (annualized) of average loans for the comparable quarter of 2000. Loans on nonaccrual for the 2001 and 2000 quarter ends totaled $1.2 million (0.68% of total loans) and $267,000 (0.18% of total loans), respectively. Loans past due 90 days and greater totaled $136,000 or 0.07% of gross loans at March 31, 2001 and $83,000 or 0.05% of gross loans at March 31, 2000. OREO at March 31, 2001 totaled $243,000, while there was no OREO at March 31, 2000. The $1.2 million non-accrual loan at March 31, 2001 is considered to be impaired under Statement of Financial Accounting Standards 114. There were no impaired loans at March 31, 2000.

     Management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at March 31, 2001. The determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. While it is the Company's policy to provide for loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgement of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses. No adjustments in the allowance or significant adjustments to the Bank's internal classified loans were made as a result of the Bank's most recent examination performed by the Office of the Comptroller of the Currency.


EARNINGS  REVIEW  FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2001  AND  2000

GENERAL
     The Company reported consolidated net income for the three months ended March 31, 2001 of $662,000, compared to net income of $652,000 for the three months ended March 31, 2000, or an improvement of approximately $10,000 or 2%. Increases in interest income and other income were offset by the significant increase in interest expense and the higher overhead costs associated with expansion resulting in relatively flat earnings between the two quarterly periods.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the three months ended March 31, 2001, the Company recorded consolidated net interest income of $2.6 million, a 8.6% increase from the net interest income of $2.4 million for the three months ended March 31, 2000. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 30.2% and 31.1% respectively, offset by the 90 basis point decrease in the net interest margin for the Company.

     For the three months ended March 31, 2001 and 2000, the Company's consolidated net interest margin was 4.65% and 5.55%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in consolidated net interest margin is related primarily to the 67 basis point increase in the cost of funds, combined with the 30 basis point reduction in the average yield on assets related to the decreasing interest rate environment in the first quarter 2001. During this period, the average prime rate decreased 150 basis points resulting in an average prime rate of 8.63% for the first quarter of 2001.

INTEREST  INCOME
     For the three months ended March 31, 2001, the Company's earning assets averaged $233.6 million and had an average yield of 9.45%. This compares to average earning assets of $179.4 million for the first three months of 2000, yielding approximately 9.75%. Thus, the 30.2% increase in volume of average earning assets, offset by the 30 basis point decrease in average yield, accounts for the $1.1 million (25.6%) increase in interest income between 2000 and 2001.

     Consolidated loans comprised approximately 78% of the Company's average earning assets for the first three months of 2001 compared to 83% for the prior year. The majority of the Company's loans are tied to the prime rate (over 60% of the Bank's portfolio is at floating rates at March 31, 2001), which averaged 8.63% and 8.69% for the three months ended March 31, 2001 and 2000, respectively. During the first three months of 2001, consolidated loans averaged $181.8 million, yielding an average of 10.26%, compared to $148.8 million, yielding an average of 10.34% for the first three months of 2000. The 8 basis point decrease in the average yield on loans is primarily related to the lower prime lending rate. The higher level of average loans (which increased 22.2%), was the primary contributor to the increase in consolidated interest income on loans of $773,000 or 20.2%.

     Investment securities averaged $34.2 million or 14.6% of average earning assets and yielded 7.09% (tax equivalent basis) during the first three months of 2001, compared to average securities of $26.2 million yielding 7.00% (tax equivalent basis) for the three months ended March 31, 2000. The increase in the average yield of the investment portfolio is related to the portfolio mix and the timing of security maturities which were reinvested in higher market rate instruments. This increase, combined with the 30.8% increase in average securities, resulted in the increase of interest income on securities of $145,000 or 37.6%.

INTEREST  EXPENSE
     The Company's interest expense for the three months ended March 31, 2001 was $2.8 million. The increase of 47.5% from the comparable three months in 2000 of $1.9 million was related to the 31.2% increase in the level of average interest-bearing liabilities, combined with the 67 basis point increase in the average rate on liabilities. Interest-bearing liabilities averaged $197.3 million for the first three months of 2001 with an average rate of 5.69%. This is compared to average interest-bearing liabilities of $150.4 million with an average rate of 5.02% for the three months ended March 31, 2000. The increase in average rate on liabilities is primarily related to increasing market interest rates during 2000 and promotional rates offered on certificates of deposits and money market accounts during 2000.

PROVISION  FOR  LOAN  LOSSES
     The allowance for loan losses is established through charges in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an adequate allowance, as discussed above.

     Included in the net income for the three months ended March 31, 2001 is a provision for loan losses of $128,000 compared to a provision of $93,000 for the first three months of 2000. The increase in the provision for the first quarter of 2001 is primarily related to the higher level of originations in 2001 as compared to the prior year. Also impacting the amount charged to the provision each period are the increases in past due, classified and problem loans; concentrations of credit risk in the loan portfolio; local and national economic conditions and anticipated trends; and the total outstanding loans and charge-off activity of the Finance Company which generally have higher inherent risk than do loans of the Bank. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses inherent in the loan portfolio and are adjusted as necessary.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $583,000 for the three months ended March 31, 2001 compared to $402,000 for the first three months of 2000, or an increase of 45.0%. The increase is primarily related to higher insurance commission and other nondeposit income, referral and other loan fee income and gains on sales of securities and fixed assets. The increases are primarily related to the higher level of activity and transactions of the Bank generating other income in the normal course of business.

     For the three months ended March 31, 2001, noninterest expenses were $2.1 million which is an increase of 18.6% over the amount incurred for the three months ended March 31, 2000 of $1.8 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $1.2 million for the three months ended March 31, 2001 as compared to $973,000 for the three months ended March 31, 2000. The increase of $252,000 or 25.9% is a result of normal annual raises and additional staff, including 3 executive officers, related to the Spartanburg branch expansion in April 2000.

     Occupancy and furniture, fixtures, and equipment ("FFE") expenses were up a total of $28,000 or 9.1% between the first three months of 2000 and 2001 and was directly related to the new branch expansion during 2000.

     Included  in  the  line  item  "other  operating expenses", which increased
$46,000 or 9.8% from the comparable period of 2000, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The increase is primarily related to deposit related expenses which increase in relation to higher levels of account transaction and general business volume resulting from the new branch expansion in 2000.

INCOME  TAXES
     For the three months ended March 31, 2001, the Company reported $324,000 in income tax expense, or an effective tax rate of 32.9%. This is compared to income tax expense of $308,000 for the same period of the prior year, or an effective tax rate of 32.1%.


LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as the subsidiary level. The Company's bank subsidiary must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of short-term borrowings, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets (those which can easily be converted into cash) and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources accounted for 16% and 13% of average assets for the three month periods ended March 31, 2001 and 2000, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid. At March 31, 2001, the Company had approximately $24.2 million in available credit under its FHLB and correspondent bank borrowing facilities.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $2.9 million in available liquidity remaining from its initial public offering and the retention of earnings. Substantially all of this liquidity was advanced to the Finance Company in the form of an intercompany loan to fund its operations as of March 31, 2001. In addition, Summit Financial has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at March 31, 2001. Additional sources of liquidity for Summit Financial include unsecured borrowings from individuals, and management fees and debt service which are paid by its subsidiaries.

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


CAPITAL  RESOURCES
     Total shareholders' equity at March 31, 2001 was $22.4 million or 8.7% of total assets. This is compared to $18.6 million or 9.3% of total assets at March 31, 2000. The $3.8 million increase in total shareholders' equity resulted principally from the retention of earnings, stock issued pursuant to the Company's incentive stock option plan, and the increases in unrealized gain on investments available for sale.

     Book value per share at March 31, 2001 and 2000 was $6.24 and $5.21, respectively. Tangible book value per share at March 31, 2001 and 2000 was $6.15 and $5.08, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions of Freedom Finance which were accounted for as purchases.

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

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital as set forth in the table following. Management believes, as of March 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At March 31, 2001 and 2000, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at March 31, 2001 and 2000 as well as the minimum calculated amounts for each regulatory defined category.


                              RISK-BASED CAPITAL CALCULATION

                                                          FOR CAPITAL    TO BE CATEGORIZED
                                            ACTUAL     ADEQUACY PURPOSES "WELL-CAPITALIZED"
                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                        -------  ------  -------  ------  -------  ------
AS OF MARCH 31, 2001
THE COMPANY
Total capital to risk-weighted assets.  $24,698  12.19%  $16,205   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $22,166  10.94%  $ 8,102   4.00%  N.A.
Tier 1 capital to average assets . . .  $22,166   8.96%  $ 9,891   4.00%  N.A.

THE BANK
Total capital to risk-weighted assets.  $21,506  10.78%  $15,954   8.00%  $19,942  10.00%
Tier 1 capital to risk-weighted assets  $19,082   9.57%  $ 7,977   4.00%  $11,965   6.00%
Tier 1 capital to average assets . . .  $19,082   7.80%  $ 9,781   4.00%  $12,227   5.00%

AS OF MARCH 31, 2000
THE COMPANY
Total capital to risk-weighted assets.  $21,186  13.09%  $12,946   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $19,163  11.84%  $ 6,473   4.00%  N.A.
Tier 1 capital to average assets . . .  $19,163  10.04%  $ 7,634   4.00%  N.A.

THE BANK
Total capital to risk-weighted assets.  $18,570  11.67%  $12,730   8.00%  $15,913  10.00%
Tier 1 capital to risk-weighted assets  $16,588  10.42%  $ 6,365   4.00%  $ 9,548   6.00%
Tier 1 capital to average assets . . .  $16,588   8.81%  $ 7,534   4.00%  $ 9,417   5.00%


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

     SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of SFAS 133", delayed the effective date of this statement for one year. SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133", addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. The Company identified no freestanding or imbedded derivative instruments requiring separate accounting treatment.

EFFECT  OF  INFLATION  AND  CHANGING  PRICES
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation.

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Given the Company's asset-sensitive balance sheet position, assets reprice faster than liabilities, which generally results in decreases in net interest income during periods of declining interest rates, as experienced in 2001. This may cause a decrease in the net interest margin until the fixed rate deposits mature and are repriced at lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. The opposite effect (that is, an increase in net interest income) is generally realized in a rising rate environment. The degree of interest rate sensitivity of the Company's assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.

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

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At March 31, 2001, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position of $14.0 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that over 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.


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

     As of March 31, 2001, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.

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

     None

     (b)     Reports  on  Form  8-K:

     None.

                        SUMMIT  FINANCIAL  CORPORATION

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT  FINANCIAL  CORPORATION


Dated:  May  10,  2001

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President
and  Chief  Executive  Officer


Dated:  May  10,  2001

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President
and  Chief  Financial  Officer