Form 10-Q
period 2001-09-30
SUMMIT FINANCIAL CORP
filed 2001-11-05
CIK 856223

FORM  10-Q

              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington,  D.C.  20549

     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
         OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     For  The  Quarterly  Period  Ended  September  30,  2001

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

As of November 2, 2001, 3,611,215 shares of $1.00 par value common stock were outstanding.


                    SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)
                                     (Unaudited)


                                                      September 30,    December 31,
                                                          2001             2000
                                                     ---------------  --------------
ASSETS
Cash and due from banks . . . . . . . . . . . . . .  $        8,824   $       7,604
Interest-bearing bank balances. . . . . . . . . . .           1,941           5,111
Federal funds sold. . . . . . . . . . . . . . . . .          10,455          16,680
Investments available for sale. . . . . . . . . . .          45,306          32,445
Loans, net of unearned income and net of
 allowance for loan losses of $2,828 and $2,560 . .         201,900         177,961
Premises and equipment, net . . . . . . . . . . . .           4,519           3,473
Accrued interest receivable . . . . . . . . . . . .           1,595           1,691
Other assets. . . . . . . . . . . . . . . . . . . .           5,119           4,870
                                                     ---------------  --------------
                                                     $      279,659   $     249,835
                                                     ===============  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand . . . . . . . . . . . .  $       26,915   $      35,468
 Interest-bearing demand. . . . . . . . . . . . . .          17,460          14,641
 Savings and money market . . . . . . . . . . . . .          86,478          63,821
 Time deposits, $100,000 and over . . . . . . . . .          49,416          46,523
 Other time deposits. . . . . . . . . . . . . . . .          47,493          48,738
                                                     ---------------  --------------
                                                            227,762         209,191
FHLB advances . . . . . . . . . . . . . . . . . . .          25,000          16,000
Other short-term borrowings . . . . . . . . . . . .             500             500
Accrued interest payable. . . . . . . . . . . . . .           1,256           1,753
Other liabilities . . . . . . . . . . . . . . . . .           1,071             863
                                                     ---------------  --------------
                                                            255,589         228,307
                                                     ---------------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000
  shares authorized; issued and
  outstanding 3,611,215 and 3,598,318 shares. . . .           3,611           3,598
 Additional paid-in capital . . . . . . . . . . . .          16,816          16,803
 Retained earnings. . . . . . . . . . . . . . . . .           3,451           1,425
 Accumulated other comprehensive income, net of tax             407              32
 Nonvested resticted stock. . . . . . . . . . . . .            (215)           (330)
                                                     ---------------  --------------
     Total shareholders' equity . . . . . . . . . .          24,070          21,528
                                                     ---------------  --------------
                                                     $      279,659   $     249,835
                                                     ===============  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                           SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                           (Dollars, except per share data, in Thousands)
                                           (Unaudited)

                                               For the Quarters Ended   For the Nine Months Ended
                                                    September 30,               September 30,
                                                  2001         2000         2001         2000
                                               -----------  -----------  -----------  -----------
Interest Income:
 Loans. . . . . . . . . . . . . . . . . . . .  $    4,383   $    4,339   $   13,365   $   12,186
 Taxable investment securities. . . . . . . .         427          313        1,262          827
 Nontaxable investment securities . . . . . .         138          121          399          391
 Federal funds sold . . . . . . . . . . . . .          64          269          283          337
 Other. . . . . . . . . . . . . . . . . . . .          59           98          224          178
                                               -----------  -----------  -----------  -----------
                                                    5,071        5,140       15,533       13,919
                                               -----------  -----------  -----------  -----------
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . .       2,144        2,366        6,938        5,906
 Other. . . . . . . . . . . . . . . . . . . .         325          268          830          664
                                               -----------  -----------  -----------  -----------
                                                    2,469        2,634        7,768        6,570
                                               -----------  -----------  -----------  -----------
     Net interest income. . . . . . . . . . .       2,602        2,506        7,765        7,349
Provision for loan losses . . . . . . . . . .        (148)        (119)        (485)        (317)
                                               -----------  -----------  -----------  -----------
     Net interest income after
      provision for loan losses . . . . . . .       2,454        2,387        7,280        7,032
                                               -----------  -----------  -----------  -----------
Noninterest income:
 Service charges and fees on deposit accounts         107           81          310          271
 Credit card service fees and income. . . . .         117           86          342          273
 Insurance commission fee income. . . . . . .         122           66          370          212
 Gain on sale of securities . . . . . . . . .         103            -          193           10
 Other income . . . . . . . . . . . . . . . .         201          197          707          499
                                               -----------  -----------  -----------  -----------
                                                      650          430        1,922        1,265
                                               -----------  -----------  -----------  -----------
Noninterest expenses:
 Salaries, wages and benefits . . . . . . . .       1,200        1,105        3,632        3,108
 Occupancy. . . . . . . . . . . . . . . . . .         158          157          497          451
 Furniture, fixtures and equipment. . . . . .         171          158          513          491
 Other expenses . . . . . . . . . . . . . . .         556          404        1,563        1,329
                                               -----------  -----------  -----------  -----------
                                                    2,085        1,824        6,205        5,379
                                               -----------  -----------  -----------  -----------
Income before income taxes. . . . . . . . . .       1,019          993        2,997        2,918
Provision for income taxes. . . . . . . . . .        (329)        (309)        (970)        (914)
                                               -----------  -----------  -----------  -----------
Net income. . . . . . . . . . . . . . . . . .  $      690   $      684   $    2,027   $    2,004
                                               ===========  ===========  ===========  ===========

Net income per share:
   Basic. . . . . . . . . . . . . . . . . . .  $      .19   $      .19   $      .57   $      .57
   Diluted. . . . . . . . . . . . . . . . . .  $      .18   $      .18   $      .52   $      .52
Average shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . .   3,563,000    3,544,000    3,563,000    3,517,000
   Diluted. . . . . . . . . . . . . . . . . .   3,908,000    3,855,000    3,910,000    3,866,000

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                       SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                  (Dollars in Thousands)
                                                        (Unaudited)

                                                                                 Accumulated
                                                                                   other
                                                     Additional                 comprehensive   Nonvested        Total
                                       Common          paid-in       Retained      (loss)      restricted   shareholders'
                                        stock          capital       earnings    income, net      stock         equity
                                    -------------  ---------------  ----------  -------------  -----------  --------------
Balance at December 31, 1999 . . .  $      3,244   $       14,730   $      483         ($563)       ($303)  $       17,591
Net income for the nine months
 ended September 30, 2000. . . . .             -                -        2,004             -            -            2,004
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding gains arising
  during the period, net
  of tax of $162 . . . . . . . . .             -                -            -           270            -                -
 Less: reclassification adjustment
  for gains included in net
  income, net of tax of $4 . . . .             -                -            -            (6)           -                -
                                                                                -------------
 Other comprehensive income. . . .             -                -            -           264            -              264
                                                                                -------------               --------------
Comprehensive income . . . . . . .             -                -            -             -            -            2,268
                                                                                                            --------------
Employee stock options exercised .           164              342            -             -            -              506
Restricted stock issued. . . . . .            14              141            -             -         (155)               -
Amortization of deferred
 compensation on restricted stock.             -                -            -             -           95               95
                                    -------------  ---------------  ----------  -------------  -----------  --------------
Balance at September 30, 2000. . .  $      3,422   $       15,213   $    2,487         ($299)       ($363)  $       20,460
                                    =============  ===============  ==========  =============  ===========  ==============


Balance at December 31, 2000 . . .  $      3,598   $       16,803   $    1,424  $         32        ($330)  $       21,527
Net income for the nine months
 ended September 30, 2001. . . . .             -                -        2,027             -            -            2,027
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding gains arising
  during the period, net
  of tax of $258 . . . . . . . . .             -                -            -           502            -                -
 Less: reclassification adjustment
  for gains included in net
  income, net of tax of $66. . . .             -                -            -          (127)           -                -
                                                                                -------------
 Other comprehensive income. . . .             -                -            -           375            -              375
                                                                                -------------               --------------
Comprehensive income . . . . . . .             -                -            -             -            -            2,402
                                                                                                            --------------
Employee stock options exercised .            15               32            -             -            -               47
Forfiture of common stock issued
 pursuant to restricted stock plan            (2)             (19)           -             -           21                -
Amortization of deferred
 compensation on restricted stock.             -                -            -             -           94               94
                                    -------------  ---------------  ----------  -------------  -----------  --------------
Balance at September 30, 2001. . .  $      3,611   $       16,816   $    3,451  $        407        ($215)  $       24,070
                                    =============  ===============  ==========  =============  ===========  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                      For  the  Nine  Months  Ended
                                                                   September 30,
                                                               --------------------
                                                                 2001       2000
                                                               ---------  ---------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,027   $  2,004
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . . .       485        317
    Depreciation and amortization . . . . . . . . . . . . . .       363        365
    Gain on sale of equipment and vehicles. . . . . . . . . .       (28)         -
    Gain on sale securities available for sale. . . . . . . .      (193)       (10)
    Net amortization of net premium on investments. . . . . .        94         22
    Amortization of deferred compensation on restricted stock        94         95
    Decrease (increase) in other assets . . . . . . . . . . .        15       (318)
    (Decrease) increase in other liabilities. . . . . . . . .      (269)       122
    Deferred income taxes . . . . . . . . . . . . . . . . . .      (168)       (36)
                                                               ---------  ---------
Net cash provided by operating activities . . . . . . . . . .     2,420      2,561
                                                               ---------  ---------

Cash flows from investing activities:
  Purchases of securities available for sale. . . . . . . . .   (24,623)    (7,715)
  Proceeds from maturities of securities available for sale .     6,736      1,269
  Proceeds from sales of securities available for sale. . . .     5,728      2,912
  Purchases of investments in FHLB and other stock. . . . . .      (250)      (450)
  Net increase in loans . . . . . . . . . . . . . . . . . . .   (24,424)   (20,133)
  Purchases of premises and equipment . . . . . . . . . . . .    (1,437)      (902)
  Proceeds from sale of equipment and vehicles. . . . . . . .        57          -
                                                               ---------  ---------
Net cash used in investing activities . . . . . . . . . . . .   (38,213)   (25,019)
                                                               ---------  ---------

Cash flows from financing activities:
  Net increase in deposit accounts. . . . . . . . . . . . . .    18,571     44,298
  Net decrease in federal funds purchased . . . . . . . . . .         -     (4,000)
  Proceeds from FHLB advances . . . . . . . . . . . . . . . .    15,000     22,000
  Repayments of FHLB advances . . . . . . . . . . . . . . . .    (6,000)   (15,000)
  Proceeds from employee stock options exercised. . . . . . .        47        506
                                                               ---------  ---------
Net cash provided by financing activities . . . . . . . . . .    27,618     47,804
                                                               ---------  ---------
Net (decrease) increase in cash and cash equivalents. . . . .    (8,175)    25,346
Cash and cash equivalents, beginning of period. . . . . . . .    29,395      9,821
                                                               ---------  ---------
Cash and cash equivalents, end of period. . . . . . . . . . .  $ 21,220   $ 35,167
                                                               =========  =========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest. . . . . . . . . . .  $  8,265   $  6,335
Cash paid during the period for income taxes. . . . . . . . .  $  1,153   $  1,094
Change in fair market value of investment securities
 available for sale, net of income taxes. . . . . . . . . . .  $    375   $    264

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                     SUMMIT FINANCIAL CORPORATION
     CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                          SEPTEMBER 30, 2001

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

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at September 30, 2001 and for the three month and nine month periods ended September 30, 2001 and 2000 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2001, and the results of operations and cash flows for the periods ended September 30, 2001 and 2000 have been included. The results for the three month or nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE  2  -  CASH  FLOW  INFORMATION:
          For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $21,220,000 and $35,167,000 at September 30, 2001 and 2000, respectively.


NOTE  3  -  NONPERFORMING  ASSETS:
     Loans past due in excess of 90 days and still accruing interest amounted to approximately $157,000 and $136,000 at September 30, 2001 and 2000, respectively. At September 30, 2001 and 2000 the Company had approximately $1.3 million and $388,000, respectively, in nonaccrual loans. Of the nonaccrual loans, $1.1 million at September 30, 2001 is considered to be impaired under Statement of Financial Accounting Standards 114. There were no impaired loans at September 30, 2000. The average balance of impaired loans was $1,211,000 for the nine months ended September 30, 2001 and there was no impairment allowance required at September 30, 2001. Interest income recognized on impaired loans during 2001 was approximately $28,000 while foregone interest for the period totaled approximately $45,000. There was no other real estate owned ("OREO") at September 30, 2001 or 2000.

NOTE  4  -  PER  SHARE  INFORMATION:
     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the quarter and the nine months ended September 30, 2001 and 2000. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock dividends as of the earliest period presented. (All numbers, except per share data, in thousands).


                                      For the Quarter Ended September 30,
                                   2001        2001        2000        2000
                                ----------  ----------  ----------  ----------
                                   BASIC      DILUTED      BASIC      DILUTED
                                ----------  ----------  ----------  ----------
Net Income . . . . . . . . . .  $  690,000  $  690,000  $  684,000  $  684,000
                                ----------  ----------  ----------  ----------

Average shares outstanding . .   3,562,963   3,562,963   3,543,741   3,543,741
Effect of Dilutive Securities:
    Stock options. . . . . . .           -     311,216           -     261,850
    Unvested restricted stock.           -      33,418           -      49,707
                                ----------  ----------  ----------  ----------
                                 3,562,963   3,907,597   3,543,741   3,855,298
                                ----------  ----------  ----------  ----------

Per-share amount . . . . . . .  $     0.19  $     0.18  $     0.19  $     0.18
                                ==========  ==========  ==========  ==========



                                       For the Nine Months Ended September 30,
                                   2001        2001        2000        2000
                                ----------  ----------  ----------  ----------
                                  BASIC       DILUTED      BASIC      DILUTED
                                ----------  ----------  ----------  ----------
Net Income . . . . . . . . . .  $2,027,000  $2,027,000  $2,004,000  $2,004,000
                                ----------  ----------  ----------  ----------

Average shares outstanding . .   3,563,437   3,563,437   3,516,653   3,516,653
Effect of Dilutive Securities:
    Stock options. . . . . . .           -     313,341           -     299,532
    Unvested restricted stock.           -      33,418           -      49,707
                                ----------  ----------  ----------  ----------
                                 3,563,437   3,910,196   3,516,653   3,865,892
                                ----------  ----------  ----------  ----------

Per-share amount . . . . . . .  $     0.57  $     0.52  $     0.57  $     0.52
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


                                  For  the  quarter  ended                    At and for the nine months ended
                                    September 30, 2001                               September 30,  2001
                           -----------------------------------------   --------------------------------------------
                             Bank     Finance    Corporate    Total      Bank      Finance    Corporate     Total
                           --------  ---------  -----------  --------  ---------  ---------  -----------  ---------
Interest income . . . . .  $ 4,633   $    445          ($7)  $ 5,071   $ 14,226   $  1,349         ($42)  $ 15,533
Interest expense. . . . .   (2,460)       (66)          57    (2,469)    (7,742)      (215)         189     (7,768)
                           --------  ---------  -----------  --------  ---------  ---------  -----------  ---------
Net interest income . . .    2,173        379           50     2,602      6,484      1,134          147      7,765
Provision for loan losses      (80)       (68)           -      (148)      (330)      (155)           -       (485)
Other income. . . . . . .      581         81          (12)      650      1,704        254          (36)     1,922
Other expenses. . . . . .   (1,710)      (370)          (5)   (2,085)    (5,091)    (1,104)         (10)    (6,205)
                           --------  ---------  -----------  --------  ---------  ---------  -----------  ---------
Income before taxes . . .      964         22           33     1,019      2,767        129          101      2,997
Income taxes. . . . . . .     (306)        (8)         (15)     (329)      (882)       (50)         (38)      (970)
                           --------  ---------  -----------  --------  ---------  ---------  -----------  ---------
Net income. . . . . . . .  $   658   $     14   $       18   $   690   $  1,885   $     79   $       63   $  2,027
                           ========  =========  ===========  ========  =========  =========  ===========  =========
Net loans . . . . . . . .                                              $199,503   $  3,185        ($788)  $201,900
                                                                       =========  =========  ===========  =========
Total assets. . . . . . .                                              $276,707   $  3,794        ($842)  $279,659
                                                                       =========  =========  ===========  =========



                                 For  the  quarter  ended                    At and for the nine months ended
                                    September 30, 2000                               September 30,  2000
                           -----------------------------------------   --------------------------------------------
                             Bank     Finance    Corporate    Total      Bank      Finance    Corporate     Total
                           --------  ---------  -----------  --------  ---------  ---------  -----------  ---------
Interest income . . . . .  $ 4,745   $    426         ($31)  $ 5,140   $ 12,699   $  1,301         ($81)  $ 13,919
Interest expense. . . . .   (2,624)       (90)          80    (2,634)    (6,543)      (249)         222     (6,570)
                           --------  ---------  -----------  --------  ---------  ---------  -----------  ---------
Net interest income . . .    2,121        336           49     2,506      6,156      1,052          141      7,349
Provision for loan losses      (90)       (29)           -      (119)      (227)       (90)           -       (317)
Other income. . . . . . .      363         79          (12)      430      1,052        249          (36)     1,265
Other expenses. . . . . .   (1,448)      (374)          (2)   (1,824)    (4,230)    (1,141)          (8)    (5,379)
                           --------  ---------  -----------  --------  ---------  ---------  -----------  ---------
Income before taxes . . .      946         12           35       993      2,751         70           97      2,918
Income taxes. . . . . . .     (291)        (5)         (13)     (309)      (849)       (27)         (38)      (914)
                           --------  ---------  -----------  --------  ---------  ---------  -----------  ---------
Net income. . . . . . . .  $   655   $      7   $       22   $   684   $  1,902   $     43   $       59   $  2,004
                           ========  =========  ===========  ========  =========  =========  ===========  =========
Net loans . . . . . . . .                                              $163,980   $  3,128      ($1,285)  $165,823
                                                                       =========  =========  ===========  =========
Total assets. . . . . . .                                              $238,988   $  3,846      ($1,316)  $241,518
                                                                       =========  =========  ===========  =========


SUMMIT FINANCIAL CORPORATION

     PART  I.  FINANCIAL  INFORMATION

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
     OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the "Company") on Form 10K for the year ended December 31, 2000. Results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of results to be attained for any other period.

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

     During the quarter ended September 30, 2001, the Company's net income totaled $690,000 or $.18 per diluted share. This is compared to net income of $684,000 or $.18 per diluted share for the same quarterly period of 2000. For the first nine months of 2001, the Company reported net income of $2,027,000 or $0.52 per diluted share, an improvement of approximately $23,000 or 1% from the net income for the first nine months of 2000 of $2,004,000 or $0.52 per diluted share.

BALANCE  SHEET  ACTIVITY
     Total assets increased $29.8 million or 11.9% from December 31, 2000 to September 30, 2001. Deposits increased approximately $18.6 million or 8.9% during the period. A majority of the increase in deposits was in the money market deposit category which accounted for $22.7 million of the increase. Gross loan growth of $24.2 million (13.4%) was funded by the increase in deposits and the 56.3% ($9 million) increase in FHLB advances.

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

     At September 30, 2001, the consolidated allowance for loan losses was $2.8 million or 1.38% of total loans net of unearned income. This compares to an allowance of $2.6 million or 1.42% of total loans net of unearned income at December 31, 2000. For the quarter ended September 30, 2001, the Company reported consolidated net charge-offs of $63,000 or 0.12% of average loans on an annualized basis. This is compared to consolidated net charge-offs of $41,000 or 0.10% (annualized) of average loans for the comparable quarter of 2000. For the nine months ended September 30, 2001, net charge-offs totaled $217,000 or 0.15% of average loans on an annualized basis. This is compared to consolidated net charge-offs of $124,000 or 0.11% (annualized) of average loans for the prior year. Loans on nonaccrual at September 30, 2001 totaled $1.3 million or 0.62% of total loans, compared to $388,000 or 0.23% of total loans at September 30, 2000. Loans past due 90 days and greater totaled $157,000 or 0.08% of gross loans at September 30, 2001 and $136,000 or 0.08% of gross loans at September 30, 2000. Of the nonaccrual loans, $1.1 million at September 30, 2001 is considered to be impaired under Statement of Financial Accounting Standards 114. There were no impaired loans at September 30, 2000.

     Management considers the allowance for loan losses adequate to cover probable losses inherent in the loan portfolio at September 30, 2001. The determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. While it is the Company's policy to provide for loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgement of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses. No adjustments in the allowance or significant adjustments to the Bank's internal classified loans were made as a result of the Bank's most recent examination performed by the Office of the Comptroller of the Currency.

EARNINGS  REVIEW  FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  2001  AND  2000

GENERAL
     The Company reported consolidated net income for the quarter ended September 30, 2001 of $690,000, compared to net income of $684,000 for the quarter ended September 30, 2000, or an improvement of approximately $6,000 or 0.9%. Increases in net interest income and other income were offset by the increases in the provision for loan losses and the higher overhead costs associated with expansion resulting in relatively flat earnings between the two quarterly periods.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended September 30, 2001, the Company recorded consolidated net interest income of $2.6 million, a 3.8% increase from the net interest income of $2.5 million for the quarter ended September 30, 2000. The increase in this amount is related to the increase in the average earning asset and interest-bearing liability volume of the Company of 20.8% and 22.2% respectively, offset by the 67 basis point decrease in the net interest margin for the Company between the third quarter of 2000 and 2001.

     For the quarter ended September 30, 2001 and 2000, the Company's consolidated net interest margin was 4.14% and 4.81%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in consolidated net interest margin is related primarily to the 180 basis point reduction in the average yield on assets resulting from the decreasing interest rate environment throughout 2001. The rate decreases were offset somewhat by the 138 basis point decrease in the cost of funds during the same period as higher priced certificates of deposit matured and were repriced at lower market rates. During 2001, the average prime rate decreased 293 basis points resulting in an average prime rate of 6.57% for the third quarter of 2001.

INTEREST  INCOME
     For the quarter ended September 30, 2001, the Company's earning assets averaged $256.5 million and had an average yield of 7.95%. This compares to average earning assets of $212.3 million for the third quarter of 2000, yielding approximately 9.75%. Thus, the 20.8% increase in volume of average earning assets, which was more than offset by the 180 basis point decrease in average yield, accounts for the $69,000 (1.3%) decrease in interest income between the third quarter of 2000 and 2001.

     Consolidated loans comprised approximately 80% and 76% of the Company's average earning assets for the third quarter of 2001 and 2000, respectively. The majority of the Company's loans are tied to the prime rate (approximately 65% of the Bank's portfolio is at floating rates at September 30, 2001), which averaged 6.57% and 9.50% for the quarters ended September 30, 2001 and 2000, respectively. During the third quarter of 2001, consolidated loans averaged $204.5 million, yielding an average of 8.50%, compared to $161.7 million, yielding an average of 10.68% for the third quarter of 2000. The 218 basis point decrease in the average yield on loans is directly related to the lower average prime lending rate, which decreased 293 basis points during the period. The higher level of average loans (which increased 26.5%), offset by the decrease in average rate, resulted in the increase in consolidated interest income on loans being only $44,000 or 1.0%.

     Investment securities averaged $39.5 million or 15.4% of average earning assets and yielded 6.39% (tax equivalent basis) during the third quarter of 2001, compared to average securities of $28.6 million yielding 6.89% (tax equivalent basis) for the quarter ended September 30, 2000. The decrease in the average yield of the investment portfolio is related to the portfolio mix, the timing of security maturities, calls and sales which were reinvested in lower market rate instruments, and reductions of yields on variable rate investments. The 37.8% increase in average securities, offset somewhat by the reduction in average rate, resulted in the increase of interest income on securities of $131,000 or 30.2%.

INTEREST  EXPENSE
     The Company's interest expense for the quarter ended September 30, 2001 was $2.5 million. The decrease of $165,000 or 6.3% from the comparable quarter in 2000 of $2.6 million was directly related to the 138 basis point decrease in the average rate on liabilities, offset somewhat by the 22.2% increase in volume of average interest-bearing liabilities. Interest-bearing liabilities averaged $219.3 million for the third quarter of 2001 with an average rate of 4.46%. This is compared to average interest-bearing liabilities of $179.5 million with an average rate of 5.84% for the quarter ended September 30, 2000. The decrease in average rate on liabilities is related to the decreasing interest rate environment and the repricing of deposits at lower current market rates.

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

     Included in the net income for the quarter ended September 30, 2001 is a provision for loan losses of $148,000 compared to a provision of $119,000 for the third quarter of 2000. The increase in the provision for the third quarter of 2001 is primarily related to the increases in past due, classified and problem loans; concentrations of credit risk in the loan portfolio; local and national economic conditions and anticipated trends; and the total outstanding loans and charge-off activity of the Finance Company which generally have higher inherent risk than do loans of the Bank. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses inherent in the loan portfolio and are adjusted as necessary.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $650,000 for the quarter ended September 30, 2001 compared to $430,000 for the third quarter of 2000, or an increase of 51.2%. Increases in service charges ($26,000 increase), credit card/merchant fees ($31,000 increase), gains on sales of available for sale investment securities ($103,000 increase), and nondeposit investment sales commissions ($56,000 increase) accounted for a majority of the higher other income. The increases are primarily related to the higher level of activity and transactions of the Bank generating other income in the normal course of business.

     For the quarter ended September 30, 2001, noninterest expenses were $2.1 million which is an increase of 14.3% over the amount incurred for the quarter ended September 30, 2000 of $1.8 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $1.2 million for the quarter ended September 30, 2001 as compared to $1.1 million for the quarter ended September 30, 2000. The increase of $95,000 or 8.6% is primarily a result of normal annual raises and higher commissions on nondeposit investment sales.

     Occupancy and furniture, fixtures, and equipment ("FFE") expenses increased a total of $14,000 or 4.4% between the third quarter of 2001 and 2000 related primarily to normal activity and increases between the two periods.

     Included in the line item "other operating expenses", which increased $152,000 or 37.6% from the comparable period of 2000, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The increase is primarily related to (1) higher level of activity and the additional branch location ($53,000 increase); (2) higher advertising and marketing related to the new branch facility opening and various promotional and new product campaigns ($60,000 increase); and (3) increases in legal and loan collection costs related to several nonperforming and problem loans ($39,000 increase).

INCOME  TAXES
     For the quarter ended September 30, 2001, the Company reported $329,000 in income tax expense, or an effective tax rate of 32.3%. This is compared to income tax expense of $309,000 for the same period of the prior year, or an effective tax rate of 31.1%. The increase in the effective rate is primarily related to the full utilization of state net operating loss carryforwards and adjustments to the TEFRA interest disallowance on tax-free municipal investments.


RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL
     The Company reported consolidated net income for the nine months ended September 30, 2001 of $2,027,000, compared to net income of $2,004,000 for the nine months ended September 30, 2000, or an improvement of approximately $23,000 or 1.1%. Increases in interest income and other income were offset by the increases in interest expense, the provision for loan losses and the higher overhead costs associated with expansion resulting in relatively flat earnings between the first nine months of 2000 and 2001.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the nine months ended September 30, 2001, the Company recorded consolidated net interest income of $7.8 million, a 5.7% increase from the net interest income of $7.4 million for the nine months ended September 30, 2000. The increase in this amount is related to the increase in the average earning asset and interest-bearing liability volume of the Company of 26.1% and 27.8% respectively, offset by the 84 basis point decrease in the net interest margin for the Company.

     For the nine months ended September 30, 2001 and 2000, the Company's consolidated net interest margin was 4.37% and 5.21%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in consolidated net interest margin is directly related to the general declining interest rate environment during 2001.

INTEREST  INCOME
     For the nine months ended September 30, 2001, the Company's earning assets averaged $244.0 million and had an average yield of 8.63%. This compares to average earning assets of $193.4 million for the first nine months of 2000, yielding approximately 9.75%. Thus, the 26.1% increase in volume of average earning assets, offset somewhat by the 112 basis point decrease in average yield, accounts for the $1.6 million (11.6%) increase in interest income between 2000 and 2001.

     Consolidated loans averaged approximately 79% and 80% of the Company's average earning assets for the first nine months of 2001 and 2000, respectively. The majority of the Company's loans are tied to the prime rate (approximately 65% of the Bank's portfolio is at floating rates at September 30, 2001), which averaged 7.50% and 9.15% for the nine months ended September 30, 2001 and 2000, respectively. During the first nine months of 2001, consolidated loans averaged $192.5 million, yielding an average of 9.28%, compared to $155.1 million, yielding an average of 10.50% for the first nine months of 2000. The 122 basis point decrease in the average yield on loans is directly related to the lower prime lending rate which decreased 350 basis points through September 30, 2001. The higher level of average loans (which increased 24.1%), offset by the decrease in average rate, resulted in an increase in consolidated interest income on loans of $1.2 million or 9.7%.

     Investment securities averaged $37.6 million or 15.4% of average earning assets and yielded 6.64% (tax equivalent basis) during the first nine months of 2001, compared to average securities of $27.8 million yielding 6.82% (tax equivalent basis) for the nine months ended September 30, 2000. The 35.3% increase in volume of investment securities, offset somewhat by the 18 basis point reduction in average yield, resulted in the increase in interest income on securities of $443,000.

INTEREST  EXPENSE
     The Company's interest expense for the nine months ended September 30, 2001 was $7.8 million. The increase of 18.2% from the comparable nine months in 2000 of $6.6 million was related to the 27.8% increase in the volume of average interest-bearing liabilities, offset partially by the 40 basis point decrease in the average rate on liabilities. Interest-bearing liabilities averaged $206.5 million for the first nine months of 2001 with an average rate of 5.03%. This is compared to average interest-bearing liabilities of $161.6 million with an average rate of 5.43% for the nine months ended September 30, 2000. The decrease in the average rate on liabilities is primarily related to the decreasing interest rate environment and the repricing of deposits at lower current market rates.

PROVISION  FOR  LOAN  LOSSES
     As previously discussed under the quarterly analysis, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio.

     Included in the net income for the nine months ended September 30, 2001 is a provision for loan losses of $485,000 compared to a provision of $317,000 for the same period of 2000. The increase in the provision for the first nine months of 2001 is primarily related to the higher level of originations in 2001 as compared to the prior year. Also impacting the amount charged to the provision each period are the increases in past due, classified and problem loans; concentrations of credit risk in the loan portfolio; local and national economic conditions and anticipated trends; and the total outstanding loans and charge-off activity of the Finance Company which generally have higher inherent risk than do loans of the Bank. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses inherent in the loan portfolio and are adjusted as necessary.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $1.9 million for the nine months ended September 30, 2001 compared to $1.3 million for the first nine months of 2000, or an increase of 51.9%. Increases in service charges ($39,000 increase), credit card/merchant fees ($69,000 increase), nondeposit investment sales ($158,000 increase), gains on sales of available for sale investment securities ($183,000 increase), and mortgage referral and loan late fees ($135,000 increase) accounted for a majority of the higher other income. Gains on sale of fixed assets contributed $28,000 to the increase for 2001. The increases are primarily related to the higher level of activity and transactions of the Bank generating other income in the normal course of business.

     For the nine months ended September 30, 2001, total noninterest expenses were $6.2 million which is an increase of 15.4% over the amount incurred for the nine months ended September 30, 2000 of $5.4 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $3.6 million for the nine months ended September 30, 2001 as compared to $3.1 million for the nine months ended September 30, 2000. The increase of $524,000 or 16.9% is a result of normal annual raises, higher commissions on nondeposit investment sales, additional staff primarily related to a new branch which commenced operations in September 2000, and higher group insurance premiums related to rate increases.

     Occupancy and furniture, fixtures, and equipment ("FFE") expenses increased a total of $68,000 or 7.2% between the first nine months of 2001 and 2000 related primarily to the expenses associated with branch expansion during 2000.

     Included in the line item "other operating expenses", which increased $234,000 or 17.6% from the comparable period of 2000, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The increase is primarily related to (1) higher level of activity and the additional branch location ($80,000 increase); (2) higher advertising and marketing related to the new branch facility opening and various promotional and new product campaigns ($51,000 increase); (3) increases in legal, consultant and loan collection costs related to several nonperforming and problem loans ($45,000 increase); and (4) higher credit card and merchant expenses related to additional accounts added ($56,000 increase).

INCOME  TAXES
     For the nine months ended September 30, 2001, the Company reported $970,000 in income tax expense, or an effective tax rate of 32.4%. This is compared to income tax expense of $914,000 for the same period of the prior year, or an effective tax rate of 31.3%. The increase in the effective rate is primarily related to the full utilization of state net operating loss carryforwards.



LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as the subsidiary level. The Company's bank subsidiary must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of short-term borrowings, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets (those which can easily be converted into cash) and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources accounted for 15% and 14% of average assets for the nine month periods ended September 30, 2001 and 2000, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid. At September 30, 2001, the Company had approximately $32 million in available credit under its FHLB and correspondent bank borrowing facilities.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $3.0 million in available liquidity remaining from its initial public offering and the retention of earnings. Substantially all of this liquidity was advanced to the Finance Company to fund its operations as of September 30, 2001. In addition, Summit Financial has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at September 30, 2001. Additional sources of liquidity for Summit Financial include unsecured borrowings from individuals, and management fees and debt service which are paid by its subsidiaries.

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


CAPITAL  RESOURCES
     Total shareholders' equity at September 30, 2001 was $24.1 million or 8.6% of total assets. This is compared to $21.5 million or 8.6% of total assets at December 31, 2000. The $2.5 million increase in total shareholders' equity resulted principally from the retention of earnings, the increase in unrealized gain on available for sale investment securities, and the exercise of employee stock options.

     Book value per share at September 30, 2001 and December 31, 2000 was $6.67 and $5.98, respectively. Tangible book value per share at September 30, 2001 and December 31, 2000 was $6.60 and $5.89, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions of Freedom Finance which were accounted for as purchases.

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

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital as set forth in the table following. Management believes, as of September 30, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At September 30, 2001 and 2000, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at September 30, 2001 and 2000 as well as the minimum calculated amounts for each regulatory defined category.


                              RISK-BASED CAPITAL CALCULATION

                                                           FOR CAPITAL  TO BE CATEGORIZED
                                                             ADEQUACY         "WELL-
                                             ACTUAL          PURPOSES       CAPITALIZED"
                                        ---------------  ---------------  ---------------
                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                        -------  ------  -------  ------  -------  ------
AS OF SEPTEMBER 30, 2001
THE COMPANY
Total capital to risk-weighted assets.  $26,382  12.09%  $17,452   8.00%        N.A.
Tier 1 capital to risk-weighted assets  $23,655  10.84%  $ 8,726   4.00%        N.A.
Tier 1 capital to average assets . . .  $23,655   9.16%  $10,334   4.00%        N.A.

THE BANK
Total capital to risk-weighted assets.  $22,986  10.68%  $17,218   8.00%  $21,523  10.00%
Tier 1 capital to risk-weighted assets  $20,374   9.47%  $ 8,609   4.00%  $12,914   6.00%
Tier 1 capital to average assets . . .  $20,374   7.97%  $10,219   4.00%  $12,774   5.00%

AS OF SEPTEMBER 30, 2000
THE COMPANY
Total capital to risk-weighted assets.  $23,043  12.52%  $14,722   8.00%        N.A.
Tier 1 capital to risk-weighted assets  $20,743  11.27%  $ 7,361   4.00%        N.A.
Tier 1 capital to average assets . . .  $20,743  10.16%  $ 8,165   4.00%        N.A.

THE BANK
Total capital to risk-weighted assets.  $20,042  11.05%  $14,509   8.00%  $18,137  10.00%
Tier 1 capital to risk-weighted assets  $17,896   9.87%  $ 7,255   4.00%  $10,882   6.00%
Tier 1 capital to average assets . . .  $17,896   8.88%  $ 8,064   4.00%  $10,080   5.00%


ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS
     In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. For accounting purposes, SFAS 133 comprehensively defines a derivative instrument. SFAS 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

     SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of SFAS 133", delayed the effective date of this statement for one year. SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133", addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. The Company identified no freestanding or embedded derivative instruments requiring separate accounting treatment.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $184,000 which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $157,000 and $118,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


EFFECT  OF  INFLATION  AND  CHANGING  PRICES
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation.

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Given the Company's asset-sensitive balance sheet position, assets reprice faster than liabilities, which generally results in decreases in net interest income during periods of declining interest rates, as experienced throughout 2001. This may cause a decrease in the net interest margin until the fixed rate deposits mature and are repriced at lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. The opposite effect (that is, an increase in net interest income) is generally realized in a rising rate environment. The degree of interest rate sensitivity of the Company's assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.

INTEREST  RATE  SENSITIVITY
     Achieving consistent growth in net interest income, which is affected by fluctuations in interest rates, is the primary goal of the Company's asset/liability function. The Company attempts to control the mix and maturities of assets and liabilities to maintain a reasonable balance between exposure to interest rate fluctuations and earnings and to achieve consistent growth in net interest income, while maintaining adequate liquidity and capital. A sudden and substantial decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over time.

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

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At September 30, 2001, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability-sensitive position of $30 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset-sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that over 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     The Company's asset-sensitive position means that assets reprice faster than the liabilities, which generally results in decreases in the net interest income during periods of declining rates and increases in net interest income when market rates rise. The Company's net interest margin decreased during the first nine months of 2001 primarily as a result of the rapid decline in interest rates during the period.


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

     As of September 30, 2001, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.

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

SUMMIT  FINANCIAL  CORPORATION


Dated:  November  2,  2001

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President
and  Chief  Executive  Officer


Dated:  November  2,  2001

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President
and  Chief  Financial  Officer