Form 10-K
period 2001-12-31
SUMMIT FINANCIAL CORP
filed 2002-03-28
CIK 856223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          Commission File No. 000-19235

                          SUMMIT FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

   SOUTH  CAROLINA                                                  57-0892056
(State  or  other  jurisdiction                                        (I.R.S.
   of  incorporation  or                                              Employer
     organization)                                              Identification
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                  ---------

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant computed by reference to the closing price of such stock as quoted on the NASDAQ National Market, as of March 12, 2002 was approximately $34.2 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As  of  March  12,  2002, there were 3,796,395 shares of the Registrant's Common
Stock,  $1.00  par  value,  outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Definitive Proxy Statement for 2002 Annual Meeting of Shareholders is incorporated by reference in Part III.


                              CROSS REFERENCE INDEX


PART I
Item 1 - Business: . . . . . . . . . . . . . . . . . . . . . . . . .   2
   The Company . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
   Summit National Bank. . . . . . . . . . . . . . . . . . . . . . .   3
   Summit Investment Services, Inc.. . . . . . . . . . . . . . . . .   3
   Freedom Finance, Inc. . . . . . . . . . . . . . . . . . . . . . .   3
   Territory Served and Competition. . . . . . . . . . . . . . . . .   3
   Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
   Monetary Policy . . . . . . . . . . . . . . . . . . . . . . . . .   4
   Impact of Inflation . . . . . . . . . . . . . . . . . . . . . . .   5
   Supervision and Regulation. . . . . . . . . . . . . . . . . . . .   5
Item 2 - Properties. . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 3 - Legal Procedings. . . . . . . . . . . . . . . . . . . . . .  11
Item 4 - Submission of Matters to a Vote
of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . .  12

PART II
Item 5 - Market for the Registrant's Common Stock
 and Related Shareholder Matters . . . . . . . . . . . . . . . . . .  12
Item 6 - Selected Financial Data . . . . . . . . . . . . . . . . . .  13
Item 7 - Management's Discussion and Analysis of
Financial Condition and Results of Operations. . . . . . . . . . . .  14
Item 7a - Quantitative and Qualitative Disclosures About Market Risk  34
Item 8 - Financial Statements and Supplementary Data . . . . . . . .  35
Item 9 - Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure . . . . . . . . .  56

PART III
Item 10 - Directors and Executive Officers of the Registrant . . . .  56
Item 11 - Executive Compensation . . . . . . . . . . . . . . . . . .  56
Item 12 - Security Ownership of Certain Beneficial
Owners and Management. . . . . . . . . . . . . . . . . . . . . . . .  56
Item 13 - Certain Relationships and Related Transactions . . . . . .  56

PART IV
Item 14 - Exhibits, Financial Statement Schedules
and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .  57


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

     At December 31, 2001, the Company had total assets of $ 273.1 million, total deposits of $218.8 million, gross loans, net of unearned income, of $207.0 million and shareholders' equity of $24.6 million. This compares with total assets of $249.8 million, total deposits of $209.2 million, loans of $180.5 million and shareholders' equity of $21.5 million at December 31, 2000. The operating results and key financial measures of the Company and its subsidiaries are discussed more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in this report under Item 7.

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

     The Bank also offers a full range of short to intermediate-term, secured and unsecured commercial and personal loans for business, real estate, home improvement, automobiles, letters of credit, personal investments and home equity lines of credit. It is the Bank's intent to originate quality, profitable loans which will benefit the area's economy, provide a reasonable return to our shareholders, and promote the growth of the Bank. Management strives to maintain quality in the loan portfolio and to accept only those credit risks which meet the Bank's underwriting standards. No significant portion of the Company's loan portfolio is concentrated within a single industry or group of related industries.

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

TERRITORY  SERVED  AND  COMPETITION
     THE BANK: Summit National Bank and its subsidiary, Summit Investment Services, Inc., are located in the Upstate of South Carolina, with offices in Greenville and Spartanburg. The extended market area encompasses Greenville and Spartanburg Counties, with the principal market area being the urban areas of these counties. The Upstate of South Carolina is a highly competitive commercial banking market in which all of the largest banks in the region are represented. The competition among the various financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality and range of services rendered, the convenience of banking facilities, and, in the case of loans to large commercial borrowers, relative lending limits.

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

EMPLOYEES
     As of December 31, 2001, the Company and its subsidiaries employed a total of 84 full-time equivalent employees.

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


IMPACT  OF  INFLATION
     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company's subsidiary are primarily monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution that the effects of general levels of inflation. The Company believes that the effects of inflation are generally manageable through asset-liability management.

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

     Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Company and its subsidiaries are subject are discussed below, along with certain regulatory matters concerning the Company and its subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and its subsidiaries.

REGULATORY  AGENCIES
     Financial Holding Company: The Company elected to become a financial holding company on March 23, 2000 and continues to be subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company registered under the laws of the South Carolina Bank Holding Company Act, the Company is also subject to regulation by the State Board of Financial Institutions. Consequently, the Company must receive the approval of the State Board prior to engaging in the acquisition of banking or nonbanking institutions or assets. The Company is also required to file annual reports and other information with the Federal Reserve and the South Carolina State Board of Financial Institutions regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries.

     Subsidiary Bank: The Company's national bank subsidiary, Summit National Bank (the "Bank"), is subject to regulation and examination primarily by the Office of the Comptroller of Currency (the "OCC") and secondarily by the Federal Reserve and the FDIC. The Bank is subject to various statutory requirements, supervision and regulation promulgated and enforced by the OCC. These statutes, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the business of Summit National Bank.

     Nonbank Subsidiary: The Company's nonbank subsidiary is subject to regulation by the Federal Reserve and other applicable state agencies.

THE  COMPANY

Financial  and  Bank  Holding  Company  Activities:
---------------------------------------------------
     In November 1999, Congress passed the "Gramm-Leach-Bliley" Financial Services Modernization Act (the "GLB Act") which repeals two provisions of the Glass-Stegall Act that have previously separated banking, insurance, and securities activities. The GLB Act creates a new financial services structure, the financial holding company, under the BHCA. Financial holding companies will be able to engage in any activity that is deemed (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; merchant banking, and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

Control  Acquisitions:
----------------------
     The BHCA requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

Liability  for  Banking  Subsidiaries
-------------------------------------
     Under the policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. If a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank's depositors and certain of its other obligations.

FDICIA
------
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), requires that a bank holding company guarantee that any "undercapitalized" (as defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of
(i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would be necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

Interstate  Banking  and  Branching
-----------------------------------
     The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") has increased the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Act, with the approval of the Board of Governors of the Federal Reserve System, and subject to nationwide and statewide concentration limits, the Company and any other bank holding company located in South Carolina may acquire or merge with a bank located in any other state and a bank holding company located outside of South Carolina may acquire or merge with any South Carolina-based bank, provided the acquirer is adequately capitalized and adequately managed, as defined in the Riegle-Neal Act. The Interstate Banking Act also permits de novo branching provisions. The legislation preserves the state laws which require that a bank must be in existence for a minimum period of time before being acquired, as long as the requirement is five years or less.
     In July 1996, South Carolina enacted the South Carolina Banking and Branching Efficiency Act (the "Act") which provides that, except as otherwise expressly permitted by federal law and in limited circumstances specified in the Act, a company may not acquire a South Carolina bank holding company (as defined in the Act) or a bank chartered under the laws of South Carolina unless the company obtains prior approval from the State Board of Financial Institutions (the "State Board"). The company proposing to make the acquisition must file with the State Board a notice or application that the company filed with the responsible federal bank supervisory agency and pay the fee, if any, prescribed by the State Board. In addition, the company must publish prior notice of the application once in a daily newspaper of general circulation in South Carolina and provide an opportunity for public comment. If the company proposing to make the acquisition is an out-of-state bank holding company, it must qualify to do business in South Carolina or appoint an agent for service of process in South Carolina. The Act also provides that approval of the State Board must be obtained before an interstate bank merger involving a South Carolina bank may be consummated.

Affiliate  Transactions
-----------------------
     The Company is an "affiliate" of the Bank within the meaning of the Federal Reserve Act, which imposes restrictions on loans by the Bank to the Company, on investments by the Bank in the stock or securities of the Company, and on the use of such stock or securities as collateral for loans by the Bank to any borrower. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which includes extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable and adequate collateral, as defined in the regulation. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

THE  BANK

General
-------
     The OCC is responsible for overseeing the affairs of all national banks and periodically examines national banks to determine their compliance with law and regulations. The OCC monitors all areas of the Bank's operations, including loans, mortgages, issuance of securities, capital adequacy, risk management, payment of dividends, and establishment of branches. In addition, the OCC has authority to issue cease and desist orders against national banks which are engaged in unsafe or unsound practice in the conduct of their business. Federal banking laws applicable to all depository financial institutions, among other things, (i) afford federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to "insiders" of banks; (iii) require banks to keep information on loans to major shareholders and executive officers, and (iv) bar certain director and officer interlocks between financial institutions.

     National banks are authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries).

Community  Reinvestment  Act
----------------------------
     Summit National Bank is subject to the requirements of the Community Reinvestment Act of 1977 ("CRA"). CRA requires that, in connection with their examinations of financial institutions, the Comptroller shall evaluate the record of the Bank in meeting the credit needs of the local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the Bank. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch facility. The federal banking agencies, including the Comptroller, issued a new joint rule which became effective for the Bank in 1997 related to evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the Comptroller assesses the CRA performance of a bank by applying lending, investment, and service tests. The Comptroller assigns a rating to a bank based on the bank's performance under the tests. To evaluate compliance with the lending, investment and service tests, subject to certain exceptions, banks are required to collect and report to the Comptroller extensive demographic and loan data. Summit National Bank received a "satisfactory" rating in its most recent CRA examination.

Federal  Home  Loan  Bank  Membership
-------------------------------------
     The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB") which provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in, and may obtain advances from, the FHLB. The amount of stock owned is based on the Bank's balance of residential mortgages and the balance of outstanding advances from the FHLB. The FHLB makes advances to members in accordance with policies and procedures established by its Board of Directors. The Bank is authorized to borrow funds from the FHLB to meet demands for withdrawals of deposit accounts, to meet seasonal requirements, to fund expansion of the loan portfolio, or for general asset/liability management. Advances are generally made on a secured basis. Collateral on secured advances may be in the form of first mortgages on 1-4 family real estate or commercial real estate, government securities, or other assets acceptable to the FHLB. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB, and general market conditions.

Deposit  Insurance  Assessments
-------------------------------
     The Bank is also a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semiannual statutory deposit insurance assessment to maintain the Bank Insurance Fund and is subject to the rules and regulations of the FDIC. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United Stated Department of the Treasury. The FDIC has broad authority to prohibit Summit National Bank from engaging in unsafe or unsound banking practices and may remove or suspend officers or directors of a bank to protect its soundness. The FDIC requires insured banks to maintain specified levels of capital, maintain certain security devices and procedures and to file quarterly reports and other information regarding its operations. The FDIC requires assessment to be paid by each FDIC-insured institution based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized", or "undercapitalized", as terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

Prompt  Corrective  Action
--------------------------
     Pursuant to the authority granted under FDICIA, U.S. bank regulatory agencies were empowered to take prompt corrective action to resolve problems of insured depository institutions and impose progressively more restrictive constraints on the operations, management and capital. The extent of these powers depends upon whether the institution is "well capitalized", "adequately capitalized", "under capitalized", "significantly undercapitalized", or "critically undercapitalized". Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (1) a total risk-based capital ratio of 10% or greater; (2) a Tier I risk-based capital ratio of 6% or greater; (3) a leverage ratio of 5% or greater; and (4) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

     Unless a banking institution is well capitalized, it is subject to restrictions on certain aspects of its operations. An undercapitalized banking institution must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2001, the Company's bank subsidiary was well capitalized, based on the prompt corrective action guidelines. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

Brokered  Deposits
------------------
     Current federal law regulates the acceptance of brokered deposits by insured depository institutions to permit only "well capitalized" depository institutions to accept brokered deposits without prior regulatory approval.

Consumer  Privacy
-----------------
     The deposit operations of the Bank are also subject to the Right to Financial Privacy Act which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Other  Regulations
------------------
     Interest and certain other charges collected or contracted for by the Bank is subject to state usury laws and certain federal laws concerning interest rates. The Bank's operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; CRA requiring financial institutions to meet their obligations to provide for the total credit needs of the community; the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public to determine whether it is fulfilling its obligation to meet the housing needs of the community it serves; the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978 governing the use and provisions of information to credit reporting agencies; the Fair Debt Collection Act governing the manner in which consumer debts may be collected; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 2001 and 2000, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action as described above. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios at December 31, 2001 and 2000 as well as the minimum calculated amounts for each regulatory defined category are included in this report under Part II, Item 8. "Financial Statements and Supplemental Data" as Note 14 to the Notes to Consolidated Financial Statements.

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

     Specifically, approval of the OCC will be required for any cash dividend to be paid to the Company by the Bank if the total of all cash dividends, including any proposed cash dividend, declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Additionally, the National Bank Act provides that a national bank cannot pay cash dividends or other distributions to shareholders out of any portion of its common stock or preferred stock accounts and that a bank shall pay no cash dividend in an amount greater than its net profits then on hand, after deduction of its losses and bad debts. As of December 31, 2001, no cash dividends have been declared or paid by the Bank. At December 31, 2001, the Bank had available retained earnings of $12.5 million.

FUTURE  LEGISLATION
     Changes to the laws and regulations in the state where the Company and its subsidiaries do business can affect the operating environment of financial and bank holding companies and their subsidiaries in substantial and unpredictable ways. The Company cannot accurately predict whether legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon its or its subsidiaries' financial condition or results of operations.

ITEM  2.  PROPERTIES

     The operations of the Company and the Bank do not require any substantial investment in fixed assets. The principal executive offices for the Company, the Bank and the Finance Company are located at 937 North Pleasantburg Drive, Greenville, South Carolina. In addition, this site serves as the Bank's main branch. The building at this location is approximately 7,500 square feet in area and is situated on a one-acre lot. The Company executed a lease for the land and building and assigned the lease to the Bank effective on the Bank's commencement of operations. The initial term of the lease commenced April 1, 1990 and renewal options were exercised in April 1995 and September 1998. The term on the renewal of the lease is five years under substantially the same terms. The lease provides that the Company will be responsible for real property taxes, insurance, utilities and maintenance with respect to the premises. During 1995, the Bank completed construction on approximately .63 acres of land at 2201 Augusta Road, Greenville, South Carolina of its second full service bank branch. The facility is approximately 6,500 square feet and is fully owned and occupied by the Bank. During April of 1998, the Company entered into an agreement to lease a facility for a branch located at 800 East North Street, Greenville, South Carolina. This facility, which was occupied in October 1998, serves as the third full service bank branch and as the Bank's operations facility. The facility is approximately 8,000 square feet and has an initial lease term of seven years. This agreement includes a renewal option for an additional seven year period. During 2000, the Bank purchased a 1.1 acre land parcel for construction of a fourth branch in Spartanburg, South Carolina. The branch facility was completed in May 2001 and totals approximately 7,500 square feet.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of the shareholders in the fourth quarter of the Company's fiscal year ending December 31, 2001.


                                     PART II

ITEM  5.     MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Summit Financial Corporation's common stock is traded in the Small-Cap market on the NASDAQ system under the symbol SUMM. As of March 12, 2002 there were approximately 390 shareholders of record of the common stock. The number of shareholders does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

     The following table presents the high, low and closing sales prices for the Company's common stock for each full quarterly period within the two most recent fiscal years. The source for the following information was the Nasdaq market.



                                    QUARTERLY COMMON STOCK SUMMARY

                                        2001                                 2000
                         -----------------------------------  ------------------------------------
                           4Q       3Q       2Q        1Q        4Q       3Q       2Q        1Q
                         -------  -------  -------  --------  --------  -------  -------  --------
Stock Price ranges: (1)
High. . . . . . . . . .  $ 11.75  $ 10.00  $  9.90  $  10.00  $   9.98  $  9.75  $  9.75  $  11.11
Low . . . . . . . . . .  $  9.13  $  9.19  $  9.05  $   8.57  $   8.39  $  8.16  $  8.16  $   7.93
Close . . . . . . . . .  $ 10.00  $  9.52  $  9.43  $  10.00  $   8.81  $  9.07  $  9.07  $   9.18
Volume Traded . . . . .   53,172   24,640   38,760   106,452   105,706   93,009   35,791   159,109


(1)     -  Share  data  has  been  restated  to  reflect  all  5%  stock  dividends  issued.



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

                         SELECTED CONSOLIDATED FINANCIAL AND OTHER
                 (All Dollar Amounts In Thousands, Except Per Share Data)


                                       2001       2000       1999       1998       1997
                                     ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA
Net interest income . . . . . . . .  $ 10,398   $ 10,023   $  8,749   $  7,614   $  6,977
Provision for loan losses . . . . .       725        654        445        290        392
Other income. . . . . . . . . . . .     2,582      1,846      1,560      1,408      1,035
Other expenses. . . . . . . . . . .     8,259      7,356      6,520      5,826      5,150
Provision for income taxes. . . . .     1,280      1,204        936      1,011        895
Net income. . . . . . . . . . . . .     2,716      2,655      2,408      1,895      1,575
PER SHARE DATA: (1)
Basic net income. . . . . . . . . .  $   0.72   $   0.71   $   0.69   $   0.55   $   0.46
Diluted net income. . . . . . . . .      0.66       0.65       0.59       0.46       0.42
Book value per share. . . . . . . .      6.49       5.70       4.91       4.47       3.83
Closing market price per share. . .     10.00       8.81      10.89      12.52      10.19
BALANCE SHEET DATA (YEAR END)
Total assets. . . . . . . . . . . .  $273,097   $249,835   $191,229   $170,485   $160,279
Loans, net of unearned income . . .   207,041    180,521    148,170    130,669    118,755
Allowance for loan losses . . . . .     2,937      2,560      2,163      1,827      1,728
Total earning assets. . . . . . . .   258,044    236,145    181,443    159,586    151,300
Deposits. . . . . . . . . . . . . .   218,778    209,191    157,996    140,243    140,928
Long-term debt. . . . . . . . . . .    21,300     13,000      7,000      5,000          -
Shareholders' equity. . . . . . . .    24,601     21,528     17,591     15,674     13,369
BALANCE SHEET DATA (AVERAGES)
Total assets. . . . . . . . . . . .  $263,695   $212,177   $180,141   $166,432   $149,662
Loans, net of unearned income . . .   195,573    159,711    138,989    120,488    110,812
Total earning assets. . . . . . . .   249,152    201,151    169,674    158,048    142,561
Deposits. . . . . . . . . . . . . .   217,262    175,370    151,672    143,399    131,249
Shareholders' equity. . . . . . . .    23,193     19,562     16,671     14,424     12,500
FINANCIAL RATIOS
Return on average assets. . . . . .      1.03%      1.25%      1.34%      1.14%      1.05%
Return on average equity. . . . . .     11.71%     13.57%     14.45%     13.14%     12.60%
Net interest margin . . . . . . . .      4.29%      5.11%      5.31%      4.95%      4.94%
Tier 1 risk-based capital . . . . .     11.16%     10.96%     11.26%     10.91%     10.43%
Total risk-based capital. . . . . .     12.41%     12.21%     12.51%     12.16%     11.68%
ASSET QUALITY RATIOS
Allowance for loan losses to loans.      1.42%      1.42%      1.46%      1.40%      1.46%
Net charge-offs to average loans. .       .18%       .16%       .08%       .16%       .16%
Nonperforming assets. . . . . . . .  $  1,180   $    218   $    147          -          -

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

FORWARD-LOOKING  STATEMENTS

     This report contains certain "forward-looking statements", within the meaning of Section 27A of the Securities Exchange Act of l934, as amended, that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to certain risks, uncertainties, and assumptions. Factors that could influence the matters discussed in forward-looking statements include the relative levels of market interest rates, loan prepayments and deposit decline rates, the timing and amount of revenues that may be recognized by the Company, continuation of current revenue, expense and charge-off trends, legal and regulatory changes, and general changes in the economy. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. These forward-looking statements speak only as of the date of the document. The Company assumes no obligation to update any forward-looking statements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them.

GENERAL

     Summit Financial Corporation (the "Company" or "Summit Financial") is a financial institution holding company headquartered in Greenville, South
Carolina. The Company offers a broad range of financial services through its wholly-owned subsidiary, Summit National Bank (the "Bank," or "Summit"). The Bank is a nationally chartered commercial bank which operates principally in the Upstate of South Carolina. The Bank received its charter and commenced operations in July 1990. In 1997, the Bank incorporated Summit Investment Services, Inc. as a wholly-owned subsidiary to provide a wider range of investment products and financial planning services. The Bank currently has four full service offices in Greenville and Spartanburg, South Carolina. Summit provides a full range of banking services to individuals and businesses, including the taking of time and demand deposits, making loans, and offering nondeposit investment services. The Bank emphasizes close personal contact with its customers and strives to provide a consistently high level of service to both individual and corporate customers.

     Freedom Finance, Inc. (the "Finance Company" or "Freedom,") is a wholly-owned subsidiary of the Company which is operating as a consumer finance company headquartered in Greenville, South Carolina. The Finance Company primarily makes and services installment loans to individuals with loan principal amounts generally not exceeding $2,000 and with maturities ranging from three to 18 months. Freedom operates 11 branches throughout South Carolina.

INCOME  STATEMENT  REVIEW

GENERAL
     The Company reported another year of increased earnings in 2001 which were up 2% from 2000. Net income totaled $2.716 million, or $0.66 diluted earnings per share, in 2001 compared with $2.655 million, or $0.65 diluted earnings per share, in 2000 and $2.408 million, or $0.59 diluted earnings per share, for 1999. The improvement in net income and earnings per share between 2000 and 2001 resulted primarily from the growth in earning assets, offset by declines in net interest margin. Increases in other income also contributed to the higher net income in 2001, offset somewhat by increases in other expenses.

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

     During 2001, the Company recorded net interest income of $10.4 million, a 4% increase from the 2000 net interest income of $10.0 million. This is compared to net interest income of $8.7 million for 1999. The increase in net interest income in 2001 is directly related to the increase in the average earning assets and interest-bearing liability volume of the Bank of 24% and 25%, respectively, offset by the 82 basis point decrease in net interest margin during the year. Net interest income increased in 2000 primarily as a result of the higher average loan and interest-bearing deposit volume of the Bank which was up from 1999 by 19% and 18%, respectively, offset somewhat by the 20 basis point decrease in net interest margin during 2000.

     For the year ended December 31, 2001, the Company's net interest margin was 4.29%, compared to 5.11% in 2000 and 5.31% for 1999. The net interest margin is calculated as net interest income divided by average earning assets. The margin for 2001 decreased 82 basis points from the prior year due primarily to the rapid and dramatic short-term interest rate reductions throughout 2001. During 2001, the interest yield on assets decreased more rapidly than the interest cost on liabilities supporting those assets. The margins between 1999 and 2000 decreased 20 basis points due primarily to the higher cost of funds related to the general rise in interest rates during 2000 and promotions offered on certificates of deposit ("CDs") during the year.

NET  INTEREST  INCOME  ANALYSIS
     The following table presents the average balances, the average yield and the interest income earned on interest-earning assets, and the average rate and the interest paid or accrued on interest-bearing liabilities of the Company for the last three years. Also presented is the average yields and rates for interest-earning assets and interest-bearing liabilities at December 31, 2001. Tabular presentation of all average statistical data is based on daily averages.



                                     AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
                                                   (DOLLARS IN THOUSANDS)


                                              Average                2001                         2000                1999
                                                         --------------------------   --------------------------   --------
                                            Yield/Rate   Average   Income/   Yield/   Average   Income/   Yield/   Average
                                             12/31/01    Balance   Expense    Rate    Balance   Expense    Rate    Balance
                                            -----------  --------  --------  -------  --------  --------  -------  --------
ASSETS
Earning Assets:
Loans (net of unearned income) (1) . . . .        7.26%  $195,573  $ 17,293    8.84%  $159,711  $ 16,882   10.57%  $138,989
Investment securities (taxable) (2). . . .        5.91%    28,940     1,751    6.05%    18,405     1,187    6.45%    16,038
Investment securities                                                   568             10,276
(non-taxable) (2) (3). . . . . . . . . . .        7.50%    11,292              7.62%                 515    7.59%    10,113
Investment in stock (4). . . . . . . . . .        5.39%     1,485        96    6.46%     1,221        87    7.13%       888
Federal funds sold . . . . . . . . . . . .        1.80%     7,808       318    4.07%     8,790       563    6.41%     2,015
Interest-bearing bank balances . . . . . .        2.00%     4,054       179    4.42%     2,748       183    6.66%     1,631
                                            -----------  --------  --------  -------  --------  --------  -------  --------
     Total earning assets. . . . . . . . .        6.91%   249,152  $ 20,205    8.23%   201,151  $ 19,417    9.78%   169,674
                                            ===========            ========  =======            ========  =======
Non-earning assets                                         14,543                       11,026                       10,467
                                                         --------                     --------                     --------
     Total average assets                                $263,695                     $212,177                     $180,141
                                                         ========                     ========                     ========
LIABILITIES & SHAREHOLDERS'
EQUITY
Liabilities:
Interest-bearing deposits:
  Interest checking. . . . . . . . . . . .        1.16%  $ 17,475       329    1.88%  $ 12,168  $    382    3.14%  $ 10,409
  Savings. . . . . . . . . . . . . . . . .         .75%     1,848        26    1.40%     1,834        44    2.40%     1,758
  Money market accounts. . . . . . . . . .        2.14%    76,665     2,754    3.59%    57,369     2,968    5.17%    55,667
  Time deposits greater than $100M . . . .        4.37%    47,705     2,737    5.74%    37,176     2,315    6.23%    20,869
  Other time deposits. . . . . . . . . . .        4.61%    47,020     2,782    5.92%    45,077     2,754    6.11%    43,765
                                            -----------  --------  --------  -------  --------  --------  -------  --------
     Total interest-bearing deposits . . .        3.04%   190,713     8,628    4.52%   153,624     8,463    5.51%   132,468
Federal funds purchased
 and repurchase agreements . . . . . . . .        2.14%        58         2    3.72%       254        16    6.30%       909
Other short-term borrowings. . . . . . . .        4.31%       500        31    6.22%       500        37    7.41%       510
FHLB advances. . . . . . . . . . . . . . .        5.35%    19,891     1,146    5.76%    14,131       878    6.21%     8,530
                                            -----------  --------  --------  -------  --------  --------  -------  --------
     Total interest-bearing liabilities. .        3.30%   211,162     9,807    4.64%   168,509  $  9,394    5.57%   142,417
                                            ===========            ========  =======            ========  =======
Noninterest bearing liabilities:
  Noninterest bearing deposits                             26,549                       21,746                       19,204
  Other noninterest bearing liabilities                     2,791                        2,360                        1,849
                                                         --------                     --------                     --------
     Total liabilities                                    240,502                      192,615                      163,470
Shareholders' equity                                       23,193                       19,562                       16,671
                                                         --------                     --------                     --------
     Total average liabilities and equity                $263,695                     $212,177                     $180,141
                                                         ========                     ========                     ========
Net interest margin (5)                                            $ 10,398    4.29%            $ 10,023    5.11%
                                                                   ========  =======            ========  =======
Interest rate spread (6)                                                       3.59%                        4.21%
                                                                             =======                      =======


                                              1999
                                            -----------------
                                            Income/   Yield/
                                            Expense    Rate
                                            --------  -------
ASSETS
Earning Assets:
Loans (net of unearned income) (1) . . . .  $ 13,676    9.84%
Investment securities (taxable) (2). . . .       951    5.93%
Investment securities
(non-taxable) (2) (3). . . . . . . . . . .       500    7.50%
Investment in stock (4). . . . . . . . . .        61    6.87%
Federal funds sold . . . . . . . . . . . .       102    5.06%
Interest-bearing bank balances . . . . . .        87    5.33%
                                            --------  -------
     Total earning assets. . . . . . . . .  $ 15,377    9.21%
                                            ========  =======
Non-earning assets

     Total average assets

LIABILITIES & SHAREHOLDERS'
EQUITY
Liabilities:
Interest-bearing deposits:
  Interest checking. . . . . . . . . . . .  $    251    2.41%
  Savings. . . . . . . . . . . . . . . . .        43    2.45%
  Money market accounts. . . . . . . . . .     2,450    4.40%
  Time deposits greater than $100M . . . .     1,074    5.15%
  Other time deposits. . . . . . . . . . .     2,268    5.18%
                                            --------  -------
     Total interest-bearing deposits . . .     6,086    4.59%
Federal funds purchased
 and repurchase agreements . . . . . . . .        46    5.02%
Other short-term borrowings. . . . . . . .        33    6.50%
FHLB advances. . . . . . . . . . . . . . .       463    5.42%
                                            --------  -------
     Total interest-bearing liabilities. .  $  6,628    4.65%
                                            ========  =======
Noninterest bearing liabilities:
  Noninterest bearing deposits
  Other noninterest bearing liabilities

     Total liabilities
Shareholders' equity

     Total average liabilities and equity

Net interest margin (5). . . . . . . . . .  $  8,749    5.31%
                                            ========  =======
Interest rate spread (6)                                4.56%
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

ANALYSIS  OF  CHANGES  IN  INTEREST  DIFFERENTIAL
     Net interest income ("NII") is affected by changes in the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. The following table sets forth the dollar amount of increase in interest income and interest expense resulting from changes in (1) volume of interest-earning assets and interest-bearing liabilities (changes in volume times old rate); (2) changes in yields and rates (changes in rate times old volume); and (3) changes in rate-volume (changes in rate times changes in volume).


                                         VOLUME AND RATE VARIANCE ANALYSIS
                                              (DOLLARS IN THOUSANDS)

                                                  2000 - 2001                               1999 - 2000
                                       -------------------------------------   ----------------------------------
                                          CHANGE  RELATED  TO                   CHANGE  RELATED  TO
                                       ----------------------------   TOTAL   -------------------------    TOTAL
                                                             Rate/    CHANGE                      Rate/    CHANGE
                                        Volume     Rate      Volume   IN NII    Volume    Rate   Volume    IN NII
                                       --------  ---------  --------  -------  -------  -------  -------  -------
EARNING ASSETS:
Loans (net of unearned income). . . .  $ 3,791    ($2,760)    ($620)  $ 411   $ 2,039   $1,016   $   151   $3,206
Investment securities (taxable) . . .      679        (73)      (42)    564       140       83        13      236
Investment securities (non-taxable) .       50          3         0      53         8        6         1       15
Investment in stock . . . . . . . . .       19         (8)       (2)      9        23        2         1       26
Federal funds sold. . . . . . . . . .      (63)      (205)       23    (245)      343       27        91      461
Interest-bearing bank balances. . . .       87        (62)      (29)     (4)       60       22        14       96
                                       --------  ---------  --------  ------  --------  -------  --------  -------
     Total interest income. . . . . .    4,563     (3,105)     (670)    788     2,613    1,156       271    4,040
                                       --------  ---------  --------  ------  --------  -------  --------  -------
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
  Interest checking . . . . . . . . .      167       (153)      (67)    (53)       42       76        13      131
  Savings . . . . . . . . . . . . . .        0        (18)        0     (18)        2       (1)        0        1
  Money market accounts . . . . . . .      998       (907)     (305)   (214)       75      430        13      518
  Time deposits greater than $100M. .      656       (182)      (52)    422       839      226       176    1,241
  Other time deposits . . . . . . . .      119        (87)       (4)     28        68      406        12      486
                                       --------  ---------  --------  ------  --------  -------  --------  -------
     Total interest-bearing deposits.    1,940     (1,347)     (428)    165     1,026    1,137       214    2,377
Federal funds purchased . . . . . . .      (12)        (7)        5     (14)      (33)      11        (8)     (30)
Other short-term borrowings . . . . .        0         (6)        0      (6)       (1)       5         0        4
FHLB advances . . . . . . . . . . . .      358        (64)      (26)    268       304       67        44      415
                                       --------  ---------  --------  ------  --------  -------  --------  -------
     Total interest expense . . . . .    2,286     (1,424)     (449)    413     1,296    1,220       250    2,766
                                       --------  ---------  --------  ------  --------  -------  --------  -------
NET INTEREST DIFFERENTIAL . . . . . .  $ 2,277   $ (1,681)  $  (221)  $ 375   $ 1,317     ($64)  $    21   $1,274
                                       ========  =========  ========  ======  ========  =======  ========  =======


INTEREST  INCOME
     Interest income for 2001 was $20.2 million, which was an increase of $788,000, or 4%, over the $19.4 million for 2000. Interest income for 1999 was $15.4 million. The increases each year are primarily a result of the higher levels of earning assets which averaged $249.2 million, $201.2 million and $169.7 million in 2001, 2000 and 1999, respectively. Changes in average yield on earning assets also affect the interest income reported each year. The average yield, on a fully tax equivalent basis, increased from 9.21% in 1999 to 9.78% in 2000, and decreased to 8.23% in 2001 due primarily to fluctuations in the general interest rate environment during the three year period.

     The majority of the increase in average earning assets between 1999 and 2000 and between 2000 and 2001 was in loans, the Company's highest yielding assets, which accounted for 79% of average earning assets for 2001. Consolidated loans averaged $195.6 million in 2001 with an average yield of 8.84%, compared to $159.7 million in 2000 with an average yield of 10.57%, and $139.0 million in 1999 with an average yield of 9.84%. In excess of 60% of the Company's loan portfolio adjusts immediately with changes in the prime lending rate. The prime rate increased from an average of 8.00% in 1999 to average 9.23% in 2000 resulting in increases in the average yield on loans in 2000. The average loan rate dropped in 2001 as compared to the prior year as a direct result of the 232 basis point decline in the average prime rate to 6.91% for the year. The higher level of average loans each year, combined with the effect of fluctuations in average yield, resulted in increases in interest income on loans of $3.2 million, or 23%, between 1999 and 2000 and $400,000, or 2%, between 2000 and 2001.

     The second largest component of earning assets is the Company's investment portfolio which averaged $40.2 million yielding 6.49% in 2001. This is compared to average securities of $28.7 million in 2000 yielding 6.86%, and $26.3 million yielding 6.50% for 1999. The fluctuations in the average yield of the investment portfolio each year is related to the timing, maturity distribution and types of securities purchased, called and matured, combined with fluctuations in the general interest rate environment. The increase in average securities, offset somewhat by the 37 basis point decrease in average rate, resulted in an increase in interest income on investments of $617,000, or 36%, between 2000 and 2001. Higher levels of average investments, combined with a higher average rate, resulted in an increase in interest income on investments of $251,000, or 17%, between 1999 and 2000.

INTEREST  EXPENSE
     The Company's interest expense for 2001 was $9.8 million, compared to $9.4 million for 2000 and $6.6 million for 1999. The 4% increase in interest expense in 2001 was related to the 25% increase in average interest-bearing liabilities, offset by the 93 basis point decrease in the cost of funds. The increase in the interest expense in 2000 from 1999 was a result of the 18% increase in average interest-bearing liabilities combined with the 92 basis point increase in the cost of funds. The lower average cost of funds in 2001 was a direct result of the declining interest rates throughout the year combined with the maturity of CDs renewed at lower current market rates. Interest-bearing liabilities averaged $211.2 million in 2001 with an average rate of 4.64%, compared to $168.5 million in 2000 with an average rate of 5.57%, and an average of $142.4 million with an average rate of 4.65% during 1999.

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

     At December 31, 2001, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability-sensitive position at the end of 2001 of $32.5 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset-sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that over 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement.

     The following table presents a measure, in a number of time frames, of the interest sensitivity gap by subtracting interest-sensitive liabilities from interest-sensitive assets.


                             INTEREST SENSITIVITY ANALYSIS
                                 (DOLLARS IN THOUSANDS)

                                                  As of December 31, 2001
                                          Assets and Liabilities Repricing Within
                                     --------------------------------------------------
                                      3 Months    4 to 12    1 to 5   Over 5
                                       or Less     Months     Years    Years    Total
                                      ---------  ----------  -------  -------  --------
Interest-earning assets:
Loans (net of unearned income) . . .  $ 141,447  $   9,623   $55,318  $   653  $207,041
Investments  (1) . . . . . . . . . .          -          -     9,073   40,060    49,133
Federal funds sold . . . . . . . . .        925          -         -        -       925
Interest-bearing bank balances . . .        945          -         -        -       945
                                      ---------  ----------  -------  -------  --------
   Total . . . . . . . . . . . . . .    143,317      9,623    64,391   40,713   258,044
                                      ---------  ----------  -------  -------  --------
Interest-bearing liabilities:
Demand deposits  (2) . . . . . . . .    107,195          -         -        -   107,195
Time deposits greater than $100M . .     18,803     19,091     3,904        -    41,798
Other time deposits. . . . . . . . .     11,577     22,688     6,148        -    40,413
Federal funds purchased,
FHLB advances, and
other borrowings . . . . . . . . . .        500      5,600    18,300    3,000    27,400
                                      ---------  ----------  -------  -------  --------
   Total . . . . . . . . . . . . . .    138,075     47,379    28,352    3,000   216,806
                                      ---------  ----------  -------  -------  --------
Period interest-sensitivity gap. . .  $   5,242   ($37,756)  $36,039  $37,713  $ 41,238
                                      =========  ==========  =======  =======  ========
Cumulative interest-sensitivity gap.  $   5,242   ($32,514)  $ 3,525  $41,238
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



    At December 31, 2001, approximately 59% of the Company's interest-earning assets reprice or mature within one year, as compared to approximately 86% of the interest-bearing liabilities.

     Asset-liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset-liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. The Bank has established an Asset-Liability Management Committee which uses a variety of tools to analyze interest rate sensitivity, including a static gap presentation and a simulation model. A "static gap" presentation (as in the above table) reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely-used measure of interest sensitivity, it is not, in management's opinion, a true indicator of a company's sensitivity position. It presents a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of savings and core time deposits may contractually change within a relatively short time frame, but those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, a liability sensitive gap position is not as indicative of a company's true interest sensitivity as would be the case for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income would also be impacted by other significant factors in a given interest rate environment, including the spread between the prime rate and the incremental borrowing cost and the volume and mix of earning asset growth. Accordingly, the Bank uses a simulation model, among other techniques, to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated as necessary throughout the year in order to maintain a current forecast as assumptions change. The forecast presents information over a 12 month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 basis points. According to the model, the Company is presently positioned so that net interest income will increase in the short-term if interest rates rise and will decrease in the short-term if interest rates decline.

PROVISION  FOR  LOAN  LOSSES
     The provision for loan losses was $725,000 in 2001, $654,000 in 2000, and $445,000 in 1999. The change in the provision each year is primarily related to the level of net originations in each year as follows: $26.9 million in 2001, $32.6 million in 2000, and $17.6 million in 1999. As discussed further below under the "Allowance for Loan Losses" section, other factors influencing the amount charged to the provision each year include (1) trends in and the total amount of past due, classified and nonperforming loans, (2) concentrations of credit risk in the loan portfolio, (3) local and national economic conditions and anticipated trends, and (4) the total outstanding loans and charge-off activity of the Finance Company which have higher inherent risk than do loans of the Bank. Thus, contributing to the higher provision in 2001 was the increase in nonperforming assets from 0.19% of gross loans at December 31, 2000 to 0.64% of gross loans at the 2001 year end, as well as the general economic uncertainty throughout 2001. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income increased $736,000, or 40%, in 2001, to $2.6 million from $1.8 million in 2000 and $1.6 million in 1999. Insurance commission fee income rose 44% to $485,000 in 2001 from $337,000 in 2000 and $254,000 in 1999, primarily related to the volume of annuity product sales made by the Bank's nondeposit investment sales subsidiary. Credit card fees and income rose 22% to $457,000 in 2001 from $376,000 in 2000 and $338,000 in 1999. These increases are related to the higher volume of transactions and merchant activity in the Bank's credit card portfolio each year. The higher amount in service charges and fees on deposit accounts, which increased 17% in 2001 to $430,000 from $369,000 in 2000 and $247,000 in 1999, is related to the increases in the transaction fees and the higher number of Bank deposit accounts and transactions subject to service charges and fees each year. The higher level of gain on sales of investment securities totaling $257,000 for 2001 is related to the increase in volume of investment sales from the Company's available for sale investment portfolio during the year.

     Increases in the line item, "other income", which was up $201,000 or 27% in 2001 and $53,000 in 2000, is primarily related to the higher level of mortgage and other loan referrals and loan late fees which increased $186,000 in 2001 and decreased $43,000 between 1999 and 2000; and the higher level of mutual fund and brokerage activity in the Bank's nondeposit financial services subsidiary which resulted in higher income of $35,000 in 2001 and $58,000 in 2000. Other fluctuations are related to the level of activity and transactions of the Bank generating other income in the normal course of business.

     Total noninterest expenses were $8.3 million in 2001, $7.4 million in 2000, and $6.5 million in 1999. A majority of the increased expenditures each year reflects the cost of additional personnel hired to support the Company's growth and the new bank branch opened in the second quarter of 2000. The most significant item included in noninterest expenses is salaries, wages and benefits which amounted to $4.8 million in 2001, $4.3 million in 2000, and $3.5 million in 1999. The increase of $536,000 or 13% in 2001 was a result of (1) normal annual raises and replacement of staff; (2) a full year in 2001 of new branch staff, including three officers, added in September 2000; and (3) increases in benefit plan costs including group health insurance premiums and 401K deferral matches related to higher salaries. The increase of $780,000 in 2000 was a result of (1) normal annual raises; (2) increases in bonuses and incentive plan calculations and payments; and (3) additional branch staff added primarily related to the new branch location during 2000.

     Occupancy and furniture, fixtures, and equipment expenses increased $26,000, or 2%, to $1.319 million in 2001 from $1.293 million in 2000 and increased $82,000 from $1.211 million in 1999. Increases each year are related primarily to the expenses associated with new branch facilities. Increases in 2001 are somewhat offset by lower expense on fully depreciated assets.

     Included in the line item "other expenses", which increased $341,000, or 19%, between 2000 and 2001 and decreased $26,000, or 1%, between 1999 and 2000, are charges for advertising and public relations; insurance claims and premiums; printing and office support; credit card expenses; legal and professional services; and other branch and customer related expenses. A majority of these items are related directly to the normal operations of the Bank and fluctuate in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The most significant increases in 2001 relate to higher advertising for the new branch opening ($54,000), higher volume of transactions and deconversion fee on the credit card portfolio ($93,000), increases in legal and consultant expenses related to loan collections and security audits ($95,000), and higher branch related expenses due to a full year with an additional facility ($40,000). The reduction in 2000 is primarily related to the Bank's expenses returning to a normal level after additional expenses were incurred in 1999 related to higher repossession and collection costs; advertising expenses associated with marketing new internet banking products; and Y2K preparation expenses.

INCOME  TAXES
     The Company recorded an income tax provision of $1.3 million, $1.2 million, and $936,000 in 2001, 2000, and 1999, respectively. The effective tax rate in each year was 32%, 31%, and 28%, respectively. The change in effective rate each year is primarily related to fluctuations in the level of tax-free municipal investments.

QUARTERLY  OPERATING  RESULTS
     The following summarizes selected quarterly operating results for the quarters ended in 2001 and 2000.



                                                         2001                                             2000
                                    ----------------------------------------------   --------------------------------------------
(dollars in thousands, except per     FIRST       SECOND      THIRD       FOURTH      FIRST       SECOND      THIRD       FOURTH
share data)                          QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Interest income. . . . . . . . . .  $    5,378  $    5,085  $    5,071  $    4,671  $    4,281  $    4,498  $    5,140  $    5,498
Interest expense . . . . . . . . .       2,768       2,532       2,469       2,038       1,877       2,059       2,634       2,824
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net interest income. . . . . . . .       2,610       2,553       2,602       2,633       2,404       2,439       2,506       2,674
Provision for loan losses. . . . .         128         209         148         240          93         105         119         337
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net interest income after
  provision for loan losses. . . .       2,482       2,344       2,454       2,393       2,311       2,334       2,387       2,337
Noninterest income . . . . . . . .         583         689         650         660         402         433         430         581
Noninterest expenses . . . . . . .       2,079       2,042       2,085       2,053       1,753       1,801       1,824       1,978
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income before income taxes . . . .         986         991       1,019       1,000         960         966         993         940
Income taxes . . . . . . . . . . .         324         317         329         310         308         297         309         290
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net income . . . . . . . . . . . .  $      662  $      674  $      690  $      690  $      652  $      669  $      684  $      650
                                    ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
NET INCOME PER SHARE:
   Basic . . . . . . . . . . . . .  $     0.18  $     0.18  $     0.18  $     0.18  $     0.18  $     0.18  $     0.18  $     0.17
   Diluted . . . . . . . . . . . .  $     0.16  $     0.16  $     0.17  $     0.17  $     0.16  $     0.16  $     0.17  $     0.16
AVERAGE COMMON SHARES
OUTSTANDING:
   Basic . . . . . . . . . . . . .   3,743,000   3,741,000   3,741,000   3,770,000   3,657,000   3,699,000   3,721,000   3,739,000
   Diluted . . . . . . . . . . . .   4,105,000   4,109,000   4,118,000   4,173,000   4,083,000   4,045,000   4,048,000   4,072,000

BALANCE  SHEET  REVIEW

INVESTMENT  SECURITIES
     At December 31, 2001, the Company's total investment portfolio had a fair value of $47.4 million, which is an increase of 46% from the $32.4 million invested as of the end of 2000. The investment portfolio consists primarily of securities of United States government agencies, mortgage-backed securities, and state and municipal obligations. The Company has no trading account securities. At the 2001 year end, the portfolio had a weighted average life of approximately
7.4 years and an average duration of 5.4 years. Investment securities averaged $40.2 million yielding 6.49% in 2001, compared to the 2000 average of $28.7 million yielding 6.86%. Securities are the second largest earning asset of the Company at 16% and 14% of average earning assets for 2001 and 2000, respectively.

     The Company's portfolio of investment securities consists primarily of U.S. government agencies, mortgage-backed securities, and state and municipal securities. The investment portfolio is designed to enhance liquidity while providing acceptable rates of return. The following table sets forth the amortized cost and the fair value of the investment securities of the Company at December 31, 2001, 2000, and 1999. There were no investments categorized as "held to maturity" as defined in Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities".


                                  SECURITY PORTFOLIO COMPOSITION
                                      (DOLLARS IN THOUSANDS)

                                            2001                 2000                 1999
                                    -------------------  -------------------  -------------------
                                    Amortized   Fair     Amortized   Fair     Amortized   Fair
Available for Sale:. . . . . . . .  Cost        Value    Cost        Value    Cost        Value
                                    ----------  -------  ----------  -------  ----------  -------
          U.S. Treasury. . . . . .           -        -           -        -  $      489  $   495
          U.S. government agencies  $   11,103  $11,214  $   17,167  $17,241      12,483   12,318
          Mortgage-backed. . . . .      21,716   21,660       5,642    5,666       3,573    3,537
          State and municipal. . .      14,253   14,526       9,584    9,538      10,829   10,116
                                    ----------  -------  ----------  -------  ----------  -------
                                    $   47,072  $47,400  $   32,393  $32,445  $   27,374  $26,466
                                    ==========  =======  ==========  =======  ==========  =======



     The Company also maintains certain investments in stock as required to be owned by the Bank as follows:



                                          2001    2000   1999
                                         ------  ------  -----
Federal Reserve Bank stock. . . . . . .  $  255  $  255  $ 255
Federal Home Loan Bank of Atlanta stock   1,345   1,000    550
Bankers Bank of Atlanta stock . . . . .     133     133    133
                                         ------  ------  -----
                                         $1,733  $1,388  $ 938
                                         ======  ======  =====



     The amount of Federal Reserve Bank stock owned is based on the Bank's capital levels. The amount of Federal Home Loan Bank ("FHLB") stock owned is determined based on the Bank's balances of residential and commercial real estate mortgages and the level of advances from the FHLB. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

     The following table indicates the estimated fair value of each investment security category by maturity as of December 31, 2001. The weighted average yield for each range of maturities at December 31, 2001 is also shown. All securities are classified as "Available for Sale" as defined in SFAS No. 115.


                                           SECURITY PORTFOLIO MATURITY SCHEDULE
                                                  (DOLLARS IN THOUSANDS)

                                              After  1,  and    After  5,  and
                            Within 1 Year     Within 5 Years    Within 10 Years     After 10 Years           Total
                            ---------------  ----------------  -----------------  ------------------  ------------------
                                   Weighted          Weighted           Weighted            Weighted            Weighted
                            Fair   Average    Fair    Average    Fair    Average    Fair     Average    Fair     Average
                            Value   Yield    Value     Yield    Value     Yield     Value     Yield     Value     Yield
                            -----  --------  ------  ---------  ------  ---------  -------  ---------  -------  ---------
U. S. Government agencies.      -         -  $6,986      5.94%  $4,228      5.68%        -         -   $11,214      5.84%
Mortgage-backed. . . . . .      -         -       -         -    3,294      5.49%   18,366      6.02%   21,660      5.94%
State and municipal (1). .      -         -       -         -      708      7.15%   13,818      7.52%   14,526      7.50%
                            -----  --------  ------  ---------  ------  ---------  -------  ---------  -------  ---------
     Total . . . . . . . .      -         -  $6,986      5.94%  $8,230      5.73%  $32,184      6.65%  $47,400      6.39%
                            =====  ========  ======  =========  ======  =========  =======  =========  =======  =========

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

          Decisions involving securities are based upon management's expectations of interest rate movements, overall market conditions, the composition and structure of the balance sheet, and computer-based simulations of the financial impacts of alternative rate/maturity scenarios. The Company does not purchase or hold securities for trading purposes. However, securities may be sold prior to their maturity as all securities in the Bank's portfolio at December 31, 2001 were classified as "available for sale" and recorded on the Company's balance sheet at estimated fair value.

LOANS
     The loan portfolio consists primarily of commercial and industrial loans, commercial loans secured by real estate, loans secured by one-to-four family residential mortgages, and consumer loans. Substantially all of these loans are located in the Upstate of South Carolina and are concentrated in the Company's market area. At December 31, 2001, the Company had no loans for highly leveraged transactions and no foreign loans. The Bank's primary focus has been on commercial lending to small and medium-sized businesses in its marketplace. Commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio.

     As of December 31, 2001, the Company had gross loans outstanding, net of unearned income, of $207.0 million which represents an increase of $26.5 million, or 15%, from the 2000 outstanding loans of $180.5 million. Outstanding loans represent the largest component of earning assets at 79% of average earning assets for both 2001 and 2000. Gross loans were 76% and 72%, respectively, of total assets at December 31, 2001 and 2000. The 15% increase in loans between 2000 and 2001 is attributable to internal growth and the Bank's expansion into a new market during 2000 as the Company did not purchase any loans during the year. Freedom's outstanding loans, net of unearned income, totaled $3.6 million, or 1.7% of consolidated loans, at December 31, 2001. This is compared to $3.5 million, or 1.9% of consolidated loans, at December 31, 2000.

     For 2001, the Company's loans averaged $195.6 million with a yield of 8.84%. This is compared to $159.7 million average loans with a yield of 10.57% in 2000. The decrease in the loan yield is a direct result of the rapid and dramatic short-term interest rate reductions experienced throughout 2001 as a majority of the Bank's loans adjust immediately with movements in the prime lending rate. The interest rates charged on loans of the Bank vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government policy and regulations also influence interest rates. Loans of the Finance Company are regulated under state laws which establish the maximum loan amounts and interest rates, and the types and maximum amounts of fees, insurance premiums, and other costs that may be charged.

     The loan portfolio is the Company's principal earning asset. The following table shows the composition of the loan portfolio at December 31 for each year presented.


                                                 LOAN PORTFOLIO COMPOSITION
                                                   (DOLLARS IN THOUSANDS)

                                                  2001                 2000                1999                  1998
                                          -------------------  -------------------  -------------------  -------------------
                                           Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                                          ---------  --------  ---------  --------  ---------  --------  ---------  --------
Commercial and industrial. . . . . . . .  $ 35,737      17.3%  $ 31,995      17.7%  $ 26,217      17.7%  $ 24,100      18.4%
Real estate - commercial . . . . . . . .    70,036      33.8%    62,709      34.7%    55,647      37.6%    48,527      37.1%
Real estate - residential. . . . . . . .    64,239      31.0%    52,287      29.0%    47,366      32.0%    42,832      32.8%
Construction, development. . . . . . . .    26,672      12.9%    23,232      12.9%    10,135       6.9%     6,463       5.0%
Installment and other consumer loans . .     6,301       3.1%     6,540       3.6%     5,402       3.6%     5,656       4.3%
Consumer finance, net of unearned income     3,606       1.7%     3,542       2.0%     3,183       2.1%     2,881       2.2%
Other loans, including overdrafts. . . .       450       0.2%       216       0.1%       220       0.1%       210       0.2%
                                          ---------  --------  ---------   -------  ---------  --------  ---------  --------
                                           207,041       100%   180,521       100%   148,170       100%   130,669       100%

Less - Allowance for loan losses . . . .    (2,937)              (2,560)              (2,163)              (1,827)
                                          ---------            ---------            ---------            ---------
Net loans. . . . . . . . . . . . . . . .  $204,104             $177,961             $146,007             $128,842
                                          =========            =========            =========            =========

                                                 1997
                                          -------------------
                                           Amount    Percent
                                          ---------  --------
Commercial and industrial. . . . . . . .  $ 25,313      21.3%
Real estate - commercial . . . . . . . .    41,172      34.7%
Real estate - residential. . . . . . . .    37,683      31.7%
Construction, development. . . . . . . .     3,685       3.1%
Installment and other consumer loans . .     7,819       6.6%
Consumer finance, net of unearned income     2,792       2.4%
Other loans, including overdrafts. . . .       291       0.2%
                                          ---------  --------
                                           118,755       100%

Less - Allowance for loan losses . . . .    (1,728)
                                          ---------
Net loans. . . . . . . . . . . . . . . .  $117,027
                                          =========


The Company makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in the Upstate of South Carolina. The Company has a diversified loan portfolio and the Company's loan portfolio is not dependent upon any specific economic segment. The Company regularly monitors its credit concentrations based on loan purpose, industry, and customer base. As of December 31, 2001, there were no material concentrations of credit risk within the Company's loan portfolio.

     The Company's real estate loans are primarily owner-occupied commercial facilities and other loans secured by both commercial and residential real estate located within the Company's primary market area. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. Commercial loans are spread through a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. These loans may be made on either a secured or unsecured basis. When taken, collateral generally consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. At December 31, 2001, the Company had no foreign loans.

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

LOAN  MATURITY  AND  INTEREST  SENSITIVITY
          The following table shows the maturity distribution and interest sensitivity of the Company's loan portfolio at December 31, 2001.


                         LOAN PORTFOLIO MATURITY SCHEDULE
                              (DOLLARS IN THOUSANDS)

                                                     Over 1,
                                           1 Year   Less Than     Over
                                          or Less    5 Years    5 Years    Total
                                          --------  ----------  --------  --------
MATURITY DISTRIBUTION:
Commercial and industrial. . . . . . . .  $ 24,365  $   11,215  $    157  $ 35,737
Real estate - commercial . . . . . . . .    19,722      49,236     1,078    70,036
Real estate - residential. . . . . . . .    18,549      33,240    12,450    64,239
Construction, development. . . . . . . .    17,927       8,745         0    26,672
Installment and other consumer loans . .     3,382       2,919         0     6,301
Consumer finance, net of unearned income     3,606           0         0     3,606
Other loans, including overdrafts. . . .       450           0         0       450
                                          --------  ----------  --------  --------
Total. . . . . . . . . . . . . . . . . .  $ 88,001  $  105,355  $ 13,685  $207,041
                                          ========  ==========  ========  ========

INTEREST SENSITIVITY:
Total of loans with:
Predetermined interest rates . . . . . .  $ 72,275  $   49,696  $ 13,385  $135,356
Floating interest rates. . . . . . . . .    15,726      55,659       300    71,685
                                          --------  ----------  --------  --------
Total. . . . . . . . . . . . . . . . . .  $ 88,001  $  105,355  $ 13,685  $207,041
                                          ========  ==========  ========  ========

ALLOWANCE  FOR  LOAN  LOSSES
     The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at December 31, 2001. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are trends in portfolio volume, maturity and composition, collateral values, and general economic conditions. Finally, management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved.

     Management maintains an allowance for loan losses which it believes adequate to cover probable losses in the loan portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions, events, and other factors affecting loans which are believed to be reasonable, but which may or may not prove valid. While it is the Company's policy to provide for the loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examination could result in required changes to the allowance for loan losses. No adjustment in the allowance or significant adjustments to the Bank's internal classified loans were made as a result of the Bank's most recent examination performed by the Office of the Comptroller of the Currency.

     In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are losses which must be charged-off and to assess the risk characteristics of the portfolio in the aggregate. The Bank attempts to deal with credit risks through the establishment of, and adherence to, internal credit policies. These policies include loan officer and credit limits, periodic documentation examination, and follow-up procedures for any exceptions to credit policies. Loans that are determined to involve any more than the normal risk are placed in a special review status. The Company's methodology for evaluating the adequacy of the allowance for loan losses incorporates management's current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied process. The methodology includes segmentation of the loan portfolio into reasonable components for calculation of the most accurate possible reserve. The loan portfolio is grouped into commercial real estate, residential mortgages, construction, commercial and industrial, and consumer loans. The loan segments are further grouped into performing loans, past due loans, nonaccrual loans, internally classified loans and loans considered impaired. Appropriate reserve estimates are determined for each segment based on a review of individual loans, application of historical loss factors for each segment, and adjustment factors applied as considered necessary. The adjustment factors are applied consistently and are quantified for consideration of national and local economic conditions, exposure to concentrations that may exist in the portfolio, impact of off-balance sheet risk, alterations of lending policies and procedures, changes in trends of past due loans, problem loans and charge-offs, variations in the nature and volume of the loan portfolio, modification of director oversight, entry into new markets, and other factors which may impact the current credit quality of the loan portfolio.

     The allowance for loan losses totaled $2.9 million, or 1.42% of total loans, at the end of 2001. This is compared to a $2.6 million allowance, or 1.42% of total loans, at December 31, 2000. For the year ended December 31, 2001, the Company reported net charge-offs of $348,000, or 0.18% of consolidated average loans. This is compared to consolidated net charge-offs of $257,000, or 0.16% of average loans, for the year ended December 31, 2000.

     The table below presents an allocation of the allowance for loan losses for each of the years ended December 31 by the different loan categories. However, the breakdown is based on a number of qualitative factors and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category.


                                             ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                     (DOLLARS IN THOUSANDS)

                                    2001                       2000                    1999                      1998
                         ------------------------   ------------------------   ----------------------   -----------------------
                                       Percent of                Percent of                Percent of                Percent of
                           Allowance    Loans in     Allowance    Loans in     Allowance    Loans in     Allowance    Loans in
                          Break-down    Category    Break-down    Category    Break-down    Category    Break-down    Category
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Commercial . . . . . . .  $     1,365        51.1%  $     1,011        52.4%  $       879        55.3%  $       771        55.5%
Residential real estate.          746        31.0%          741        29.0%          692        32.0%          599        32.8%
Construction . . . . . .          375        12.9%          330        12.9%          148         6.9%           90         5.0%
Installment, consumer
finance, and other loans          440         5.0%          337         5.7%          331         5.8%          275         6.7%
Unallocated. . . . . . .           11                       141                       113                        92
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

                          $     2,937         100%  $     2,560         100%  $     2,163         100%  $     1,827         100%
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

                                    1997
                          -----------------------
                                       Percent of
                           Allowance    Loans in
                          Break-down    Category
                          -----------  -----------
Commercial . . . . . . .  $       662        56.0%
Residential real estate.          548        31.7%
Construction . . . . . .           54         3.1%
Installment, consumer
finance, and other loans          253         9.2%
Unallocated. . . . . . .          211
                          -----------  -----------

                          $     1,728         100%
                          ===========  ===========


NONPERFORMING  ASSETS  AND  POTENTIAL  PROBLEM  LOANS
          The Company's nonperforming assets consist of loans on nonaccrual basis, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned ("OREO"). Loans past due 90 days and greater totaled $153,000, or 0.07% of gross loans, at December 31, 2001 compared to $122,000, or 0.07% of gross loans, at December 31, 2000. Loans on non-accrual totaled $1,180,000 and $218,000, respectively, at December 31, 2001 and 2000. Generally, loans of the Bank are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as non-accrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible. At December 31, 2001, loans considered to be impaired under Statement of Financial Accounting Standards 114 totaled $1.0 million, which is included in the total non-accrual loans. Impaired loans at December 31, 2000 totaled $1.5 million, which included the $218,000 of non-accrual loans. At December 31, 2001 and 2000, the Bank held no other real estate owned acquired in partial or total satisfaction of problem loans.

     The following table summarizes the nonperforming assets at December 31 for each year presented.

                              NONPERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)


                                      2001     2000    1999    1998    1997
                                     -------  ------  ------  ------  ------
Non-accrual loans . . . . . . . . .  $1,180   $ 218   $ 147   $   0   $   0
Loans past due 90 days or more. . .     153     122     130     483      82
Troubled debt restructurings. . . .       0       0       0       0       0
Other real estate owned . . . . . .       0       0       0       0       0
                                     -------  ------  ------  ------  ------
Total nonperforming assets. . . . .  $1,333   $ 340   $ 277   $ 483   $  82
                                     =======  ======  ======  ======  ======
Nonperforming assets to total loans     .64%    .19%    .19%    .36%    .07%
                                     =======  ======  ======  ======  ======



     At December 31, 2001, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $1,045,000, which was included in the total non-accrual loans. At December 31, 2000, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $1,462,000, which includes the $218,000 non-accrual loan. There were no impaired loans at December 31 for any other year presented. The average balance of impaired loans was $1,099,000 and $1,457,000 for the year ended December 31, 2001 and 2000, respectively. There was no impairment allowance required at either year end.

     The amount of foregone interest income that would have been recorded on non-accrual loans had these loans performed according to their contractual terms amounted to approximately $62,000 and $6,000 during 2001 and 2000, respectively. Interest income recognized on non-accrual and impaired loans was approximately $35,000 and $158,000 during 2001 and 2000, respectively.

     Management maintains a list of potential problem loans which includes nonaccrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by external audits or regulatory examinations) as "substandard", "doubtful", or "loss". A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at December 31, 2001 determined to be potential problem loans based upon management's internal designations, was $15.1 million or 7.4% of the loan portfolio at year end, compared to $7.9 million or 4.4% of the loan portfolio at December 31, 2000. The amount of potential problem loans at December 31, 2001 does not represent management's estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. The increase in the amount of classified loans in 2001 is primarily related to the deterioration of general economic conditions during 2001 and management's proactive approach to more closely monitor credits. Management believes that the allowance for loan losses as of December 31, 2001 was adequate to absorb any losses related to the nonperforming loans and problem loans as of that date.

     Management continues to monitor closely the levels on nonperforming and problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of nonperforming and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision for loan losses accordingly. This would likely decrease net income.

LOAN  LOSS  EXPERIENCE
          The following table sets forth certain information with respect to changes in the Company's allowance for loan losses arising from charge-offs, recoveries, and provision for the years ended December 31.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (DOLLARS IN THOUSANDS)


                                 2001     2000     1999     1998     1997
Balance at beginning of period  $2,560   $2,163   $1,827   $1,728   $1,487
                                -------  -------  -------  -------  -------
Charge-offs:
   Commercial & industrial . .     130      125       74       26       40
   Installment & consumer. . .     358      309      343      382      388
                                -------  -------  -------  -------  -------
                                   488      434      417      408      428
                                -------  -------  -------  -------  -------
Recoveries:
   Commercial & industrial . .      31       50       51       25       55
   Installment & consumer. . .     109      127      257      192      196
                                -------  -------  -------  -------  -------
                                   140      177      308      217      251
                                -------  -------  -------  -------  -------
Net charge-offs. . . . . . . .    (348)    (257)    (109)    (191)    (177)
Provision charged to expense .     725      654      445      290      392
Allocation for purchased loans       0        0        0        0       26
                                -------  -------  -------  -------  -------
Balance at end of period . . .  $2,937   $2,560   $2,163   $1,827   $1,728
                                =======  =======  =======  =======  =======
Ratio of net charge-offs to
 average loans . . . . . . . .     .18%     .16%     .08%     .16%     .16%
                                =======  =======  =======  =======  =======
Ratio of allowance for loan
 losses to gross loans . . . .    1.42%    1.42%    1.46%    1.40%    1.46%
                                =======  =======  =======  =======  =======
Ratio of net charge-offs to
 allowance for loan losses . .   11.85%   10.04%    5.04%   10.45%   10.24%
                                =======  =======  =======  =======  =======


DEPOSITS
     The Company has a large, stable base of time deposits, principally certificates of deposit and individual savings and retirement accounts obtained primarily from customers in South Carolina. The Company's core deposit base consists of consumer and commercial money market accounts, checking accounts, savings and retirement accounts, NOW accounts, and non-jumbo time deposits (less than $100,000). Although such core deposits continue to be interest sensitive for both the Company and the industry as a whole, these deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000 represented 19% and 22%, respectively, of total deposits at December 31, 2001 and 2000. The Company has no brokered deposits. At December 31, 2001, the Company had no foreign deposits.

     During 2001, interest-bearing liabilities averaged $211.2 million with an average rate of 4.64% compared to $168.5 million with an average rate of 5.57% in 2000. The decrease in the average rate reflects the general decreasing rate environment experienced throughout 2001 and the repricing of maturing time deposits with higher rates to lower current market rates. In pricing deposits, the Company considers its liquidity needs, the anticipated direction and levels of interest rates and local market conditions. At December 31, 2001, interest-bearing deposits comprised approximately 87% of total deposits and 87% of total interest-bearing liabilities. The remainder of interest-bearing liabilities consists principally of Federal Home Loan Bank advances.

     The Company uses its deposit base as a primary source with which to fund earning assets. Deposits increased 5% from $209.2 million at December 31, 2000 to $218.8 million as of year end 2001. The increase was primarily in the money market accounts and interest-bearing demand accounts, which were somewhat offset with decreases in time deposit accounts. Noninterest-bearing deposits averaged 12.2% of total deposits for the year 2001 compared to 12.4% in 2000.

     The maturity distribution of certificates of deposit greater than or equal to $100,000 as of December 31, 2001 is as follows (dollars in thousands):



3 months or less. . . . . . .  $18,803
Greater than 3, but less than
or equal to 6 months. . . . .   11,047
Greater than 6, but less than
or equal to 12 months . . . .    8,044
Greater than 12 months. . . .    3,904
                               -------
                               $41,798
                               =======

CAPITAL  RESOURCES

     Total shareholders' equity amounted to $24.6 million, or 9.0% of total assets, at December 31, 2001. This is compared to $21.5 million, or 8.6% of total assets, at December 31, 2000. The $3.1 million increase in total shareholders' equity resulted principally from retention of earnings, stock issued pursuant to the Company's stock option plans, and the increase in unrealized gain on investment securities available for sale. Book value per share at December 31, 2001 and 2000 was $6.49 and $5.70, respectively. On November 9, 2001, the Company issued its tenth consecutive 5% stock dividend to shareholders of record as of October 29, 2001. This dividend resulted in the issuance of approximately 181,000 shares of the Company's $1.00 par value common stock. All weighted average share and per share data has been restated to reflect all stock dividends.

     To date, the capital needs of the Company have been met through the retention of earnings, from the proceeds of its initial offering of common stock, and from the proceeds of stock issued pursuant to the Company's stock option plans. The Company believes that the rate of asset growth will not negatively impact the capital base. The Company has no commitments or immediate plans for any significant capital expenditures outside of the normal course of business. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

     The following table sets forth various capital ratios for the Company and the Bank at December 31, 2001 and 2000. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. At December 31, 2001 and 2000, the Company and the Bank were in compliance with each of the applicable regulatory capital requirements. The Bank exceeded the "well-capitalized" standard under the regulatory framework for prompt corrective action.



                                 CAPITAL SUMMARY
                                 ---------------
                               THE COMPANY            THE BANK
                           --------------------  --------------------
                           12/31/01   12/31/00   12/31/01   12/31/00
                           ---------  ---------  ---------  ---------
Total risk-based capital.     12.41%     12.21%     11.00%     10.76%
Tier 1 risk-based capital     11.16%     10.96%      9.75%      9.56%
Leverage capital. . . . .      9.25%     10.13%      8.07%      8.82%


RETURN  ON  EQUITY  AND  ASSETS
     The return on average shareholders' equity ratio (net income divided by average total equity) and the return on average assets ratio (net income divided by average total assets) for the years ended December 31, 2001, 2000, and 1999 are presented in the following table. The Company has not paid a cash dividend since its inception. The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors. The Company's present policy is to retain all earnings for the operation of the Company until such time as future earnings support cash dividend payments.


                                     For the Year Ended December 31,
                                               2001    2000    1999
                                              ------  ------  ------
Return on average assets . . . . . . . . . .   1.03%   1.25%   1.34%
Return on average shareholders' equity . . .  11.71%  13.57%  14.45%
Average shareholders' equity as a percent of
  average assets . . . . . . . . . . . . . .   8.80%   9.22%   9.25%

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, maturities of other borrowings, extensions of credit, and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, assets which can easily be converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources accounted for 15% of average assets (exclusive of cash flows on loans) for each of the years ended December 31, 2001 and 2000. In management's opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank ("FHLB"), purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid. At December 31, 2001, based on eligible collateral available, the Bank had additional available credit of approximately $27 million from the FHLB. Further, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated correspondent banks with available balances of $15.5 million at December 31, 2001.

     Summit Financial, the parent holding company, has limited liquidity needs. The Company requires liquidity to pay limited operating expenses and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $3.2 million in available liquidity remaining from its initial public offering and the retention of earnings. A total of $2.2 million of this liquidity was advanced to the Finance Company, in the form of an intercompany loan, to fund its operations as of December 31, 2001. Additional sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, borrowing from individuals, and payments for management fees and debt service which are made by the Company's subsidiary on a monthly basis. Liquidity needs of Freedom Finance, primarily for the funding of loan originations, paying operating expenses, and servicing debt, have been met to date through the initial capital investment of $500,000 made by Summit Financial, borrowings from an unrelated private investor, and line of credit facilities provided by Summit Financial and Summit National Bank.

     The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse affect on the Company's liquidity position.

OFF-BALANCE  SHEET  COMMITMENTS

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

     At December 31, 2001 the Company's commitments to extend additional credit totaled approximately $47.2 million, of which approximately $2.8 million represents commitments to extend credit at fixed rates of interest. Commitments to extend credit at fixed rates expose the Company to some degree of interest rate risk. Included in the Company's total commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $4.8 million at December 31, 2001. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Approximately 50% of the Company's interest-bearing liabilities at December 31, 2001 had been issued with fixed terms and can be repriced only at maturity. During periods of declining interest rates, as experienced through 2001, the Company's assets reprice faster than the supporting liabilities. This causes a decrease in the short-term in the net interest margin until the fixed rate deposits mature and are repriced at then lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company's current balance sheet structure, the opposite effect (that is, an increase in net interest income) is realized in the short-term in a rising rate environment.


ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS

     Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. The Company adopted SFAS 133, as amended by SFAS 138, on January 1, 2001. The adoption was not material to the Company's consolidated financial statements.

     SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB No. 125", was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carries over most of the provisions of SFAS 125 without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS 140 on April 1, 2001 did not have a material effect on the Company.

     In July 2001, SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" were issued. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     The Company was required to adopt the provisions of SFAS 141 immediately and has adopted SFAS 142 effective January 1, 2002. SFAS 141 requires that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and goodwill that were acquired in any prior purchase business combination and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principles in the first interim period.

     In connection with SFAS 142's transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value and the fair value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. Management does not anticipate that the adoption of the provisions of SFAS 142 will have a material effect on the Company.

     In August 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supercedes SFAS 121, "Accounting for the Impaiment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt SFAS 144 on January 1, 2002 and does not anticipate any material effect on the Company.

INTEREST  RATE  SENSITIVITY

     Achieving consistent growth in net interest income, which is affected by fluctuations in interest rates, is the primary goal of the Company's asset-liability function. The Company attempts to control the mix and maturities of assets and liabilities to maintain a reasonable balance between exposure to interest rate fluctuations and earnings and to achieve consistent growth in net interest income, while maintaining adequate liquidity and capital. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent, or on the same basis. The Company's asset-liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over time.

     The Company's Asset-Liability Committee ("ALCO") uses a simulation model, among other techniques, to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account, over a 12 month period or longer if necessary, assumed interest rate changes as well as assumed changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios and rate shocks. The model's inputs (such as interest rates and levels of loans and deposits) are updated as necessary throughout the year in order to maintain a current forecast as assumptions change. According to the model, the Company is presently positioned so that net interest income will increase in the short-term if interest rates rise and will decrease in the short-term if interest rates decline.

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At December 31, 2001, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability-sensitive position of approximately $32.5 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually asset-sensitive over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that in excess of 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime lending rate, while the deposit rates do not increase or decrease as much relative to a prime rate movement. The Company's asset-sensitive position means that assets reprice faster than the liabilities, which generally results in short-term increases in the net interest income during periods of rising rates and short-term decreases in net interest income when market rates decline.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investing, deposit-gathering and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, including credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and it could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

     The following table presents the Company's projected change in NPV for the various rate shock levels as of year end. At December 31, 2001, the Company's estimated changes in NPV were within the limits established by the Board.




                                    MARKET VALUE
                                    OF PORTFOLIO
                          POLICY       EQUITY      PERCENT
CHANGE IN INTEREST RATES   LIMIT       (000S)       CHANGE
------------------------  -------  --------------  --------
300 basis point rise . .   40.00%  $       21,480    12.69%
200 basis point rise . .   25.00%  $       22,369     9.07%
100 basis point rise . .   10.00%  $       23,457     4.65%
No change. . . . . . . .    0.00%  $       24,601     0.00%
100 basis point decline.   10.00%  $       25,228     2.55%
200 basis point decline.   25.00%  $       25,102     2.04%
300 basis point decline.   40.00%  $       24,864     1.07%

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                           December 31,
                                                      --------------------
                                                        2001       2000
                                                      ---------  ---------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . .  $  8,579   $  7,604
Interest-bearing bank balances . . . . . . . . . . .       945      5,111
Federal funds sold . . . . . . . . . . . . . . . . .       925     16,680
Investment securities available for sale . . . . . .    47,400     32,445
Investment in Federal Home Loan Bank and other stock     1,733      1,388
Loans, net of unearned income and net of allowance
 for loan losses of $2,937 and $2,560. . . . . . . .   204,104    177,961
Premises and equipment, net. . . . . . . . . . . . .     4,447      3,473
Accrued interest receivable. . . . . . . . . . . . .     1,393      1,691
Other assets . . . . . . . . . . . . . . . . . . . .     3,571      3,482
                                                      ---------  ---------
                                                      $273,097   $249,835
                                                      =========  =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand. . . . . . . . . . . . .  $ 29,372   $ 35,468
 Interest-bearing demand . . . . . . . . . . . . . .    21,807     14,641
 Savings and money market. . . . . . . . . . . . . .    85,388     63,821
 Time deposits, $100,000 and over. . . . . . . . . .    41,798     46,523
 Other time deposits . . . . . . . . . . . . . . . .    40,413     48,738
                                                      ---------  ---------
                                                       218,778    209,191
Other short-term borrowings. . . . . . . . . . . . .       500        500
Federal Home Loan Bank advances. . . . . . . . . . .    26,900     16,000
Accrued interest payable . . . . . . . . . . . . . .     1,194      1,753
Other liabilities. . . . . . . . . . . . . . . . . .     1,124        863
                                                      ---------  ---------
     Total liabilities . . . . . . . . . . . . . . .   248,496    228,307
                                                      ---------  ---------

Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000 shares
  authorized; 3,793,032 and 3,598,318 shares
  issued and outstanding . . . . . . . . . . . . . .     3,793      3,598
 Additional paid-in capital. . . . . . . . . . . . .    18,409     16,803
 Retained earnings . . . . . . . . . . . . . . . . .     2,379      1,425
 Accumulated other comprehensive income, net of tax.       203         32
 Nonvested restricted stock. . . . . . . . . . . . .      (183)      (330)
                                                      ---------  ---------
     Total shareholders' equity. . . . . . . . . . .    24,601     21,528
                                                      ---------  ---------
                                                      $273,097   $249,835
                                                      =========  =========

See  accompanying  notes  to  consolidated  financial  statements.



                        SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                        (Dollars in Thousands, except Per Share Data)

                                                            For the Years Ended December 31,
                                                          ----------------------------------
                                                             2001        2000        1999
                                                          ----------  ----------  ----------
Interest Income:
 Loans . . . . . . . . . . . . . . . . . . . . . . . . .  $   17,293  $   16,882  $   13,676
 Taxable securities. . . . . . . . . . . . . . . . . . .       1,751       1,187         951
 Nontaxable securities . . . . . . . . . . . . . . . . .         568         515         500
 Federal funds sold. . . . . . . . . . . . . . . . . . .         318         563         102
 Other . . . . . . . . . . . . . . . . . . . . . . . . .         275         270         148
                                                          ----------  ----------  ----------
                                                              20,205      19,417      15,377
                                                          ----------  ----------  ----------
Interest Expense:
 Deposits. . . . . . . . . . . . . . . . . . . . . . . .       8,628       8,463       6,086
 Federal Home Loan Bank advances . . . . . . . . . . . .       1,146         878         463
 Federal funds purchased . . . . . . . . . . . . . . . .           2          16          46
 Other short-term borrowings . . . . . . . . . . . . . .          31          37          33
                                                          ----------  ----------  ----------
                                                               9,807       9,394       6,628
                                                          ----------  ----------  ----------
     Net interest income . . . . . . . . . . . . . . . .      10,398      10,023       8,749
Provision for loan losses. . . . . . . . . . . . . . . .         725         654         445
                                                          ----------  ----------  ----------
     Net interest income after provision for loan losses       9,673       9,369       8,304
                                                          ----------  ----------  ----------
Noninterest Income:
 Service charges and fees on deposit accounts. . . . . .         430         369         247
 Credit card fees and income . . . . . . . . . . . . . .         457         376         338
 Insurance commission fee income . . . . . . . . . . . .         485         337         254
 Gain on sale of investment securities . . . . . . . . .         257          12          22
 Other income. . . . . . . . . . . . . . . . . . . . . .         953         752         699
                                                          ----------  ----------  ----------
                                                               2,582       1,846       1,560
                                                          ----------  ----------  ----------
Noninterest Expense:
 Salaries, wages and benefits. . . . . . . . . . . . . .       4,815       4,279       3,499
 Occupancy . . . . . . . . . . . . . . . . . . . . . . .         652         630         578
 Furniture, fixtures and equipment . . . . . . . . . . .         667         663         633
 Other expenses. . . . . . . . . . . . . . . . . . . . .       2,125       1,784       1,810
                                                          ----------  ----------  ----------
                                                               8,259       7,356       6,520
                                                          ----------  ----------  ----------
Income before income taxes . . . . . . . . . . . . . . .       3,996       3,859       3,344
Income taxes . . . . . . . . . . . . . . . . . . . . . .       1,280       1,204         936
                                                          ----------  ----------  ----------
Net income . . . . . . . . . . . . . . . . . . . . . . .  $    2,716  $    2,655  $    2,408
                                                          ==========  ==========  ==========

Net income per common share:
 Basic . . . . . . . . . . . . . . . . . . . . . . . . .  $     0.72  $     0.71  $     0.69
 Diluted . . . . . . . . . . . . . . . . . . . . . . . .  $     0.66  $     0.65  $     0.59
Average shares outstanding:
 Basic . . . . . . . . . . . . . . . . . . . . . . . . .   3,749,000   3,716,000   3,501,000
 Diluted . . . . . . . . . . . . . . . . . . . . . . . .   4,127,000   4,063,000   4,109,000

See  accompanying  notes  to  consolidated  financial  statements.


                                       SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                                   (Dollars in Thousands)


                                                                                Accumulated
                                                                                   Other
                                                     Additional                Comprehensive    Nonvested        Total
                                           Common     paid-in      Retained       Income       Restricted    Shareholders'
                                           stock      capital      earnings     (loss), net       stock         equity
                                          --------  ------------  ----------  ---------------  -----------  ---------------
Balance at December 31, 1998 . . . . . .  $ 3,039   $    12,726           -   $          313        ($404)  $       15,674
Net income for the year ended
December 31, 1999. . . . . . . . . . . .        -             -       2,408                -            -            2,408
Other comprehensive loss:
 Unrealized holding losses on
securities arising during the period,
net of taxes of ($531) . . . . . . . . .        -             -           -             (860)           -
 Less: reclassification adjustment
for gains included in net income,
net of tax of ($6) . . . . . . . . . . .        -             -           -              (16)
                                                                              ---------------
 Other comprehensive loss. . . . . . . .        -             -           -             (876)           -             (876)
                                                                              ---------------               ---------------
Comprehensive income . . . . . . . . . .        -             -           -                -            -            1,532
                                                                                                            ---------------
Stock options exercised. . . . . . . . .       53           233           -                -            -              286
Amortization of deferred compensation
on restricted stock. . . . . . . . . . .        -             -           -                -          101              101
Issuance of 5% stock dividend. . . . . .      152         1,771      (1,923)               -            -                -
Cash in lieu of fractional shares. . . .        -             -          (2)               -            -               (2)
                                          --------  ------------  ----------  ---------------  -----------  ---------------
Balance at December 31, 1999 . . . . . .    3,244        14,730         483             (563)        (303)          17,591
Net income for the year ended
December 31, 2000. . . . . . . . . . . .        -             -       2,655                -            -            2,655
Other comprehensive income:
 Unrealized holding gains on
securities arising during the period,
net of taxes of $369 . . . . . . . . . .        -             -           -              603            -
 Less: reclassification adjustment
for gains included in net income,
net of tax of ($4) . . . . . . . . . . .        -             -           -               (8)
 Other comprehensive income. . . . . . .        -             -           -              595            -              595
                                                                              ---------------               ---------------
Comprehensive income . . . . . . . . . .        -             -           -                -            -            3,250
                                                                                                            ---------------
Stock options exercised. . . . . . . . .      169           392           -                -            -              561
Issuance of common stock pursuant
to restricted stock plan . . . . . . . .       14           141           -                -         (155)               -
Amortization of deferred compensation
on restricted stock. . . . . . . . . . .        -             -           -                -          128              128
Issuance of 5% stock dividend. . . . . .      171         1,540      (1,711)               -            -                -
Cash in lieu of fractional shares. . . .        -             -          (2)               -            -               (2)
                                          --------  ------------  ----------  ---------------  -----------  ---------------
Balance at December 31, 2000 . . . . . .    3,598        16,803       1,425               32         (330)          21,528
Net income for the year ended
December 31, 2001. . . . . . . . . . . .        -             -       2,716                -            -            2,716
Other comprehensive income:
 Unrealized holding gains on
securities arising during the period,
net of taxes of $187 . . . . . . . . . .        -             -           -              346            -
 Less: reclassification adjustment
for gains included in net income,
net of tax of ($82). . . . . . . . . . .        -             -           -             (175)
 Other comprehensive income. . . . . . .        -             -           -              171            -              171
                                                                              ---------------               ---------------
Comprehensive income . . . . . . . . . .        -             -           -                -            -            2,887
                                                                                                            ---------------
Stock options exercised. . . . . . . . .       16            47           -                -            -               63
Cancellation of restricted common stock.       (2)          (19)          -                -           21                -
Amortization of deferred compensation
on restricted stock. . . . . . . . . . .        -             -           -                -          126              126
Issuance of 5% stock dividend. . . . . .      181         1,578      (1,759)               -            -                -
Cash in lieu of fractional shares. . . .        -             -          (3)               -            -               (3)
                                          --------  ------------  ----------  ---------------  -----------  ---------------
Balance at December 31, 2001 . . . . . .  $ 3,793   $    18,409   $   2,379   $          203        ($183)  $       24,601
                                          ========  ============  ==========  ===============  ===========  ===============

See  accompanying  notes  to  consolidated  financial  statements.


                        SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in Thousands)

                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                                2001       2000       1999
                                                              ---------  ---------  ---------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .  $  2,716   $  2,655   $  2,408
  Adjustments to reconcile net income to net
cash provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . .       725        654        445
    Depreciation . . . . . . . . . . . . . . . . . . . . . .       467        478        496
    Net gain on sale and disposal of equipment and vehicles.       (28)         -        (18)
    Net gain on sale of investment securities. . . . . . . .      (257)       (12)       (22)
    Net amortization of net premium on investment securities       175         30         75
    Amortization of deferred compensation on
restricted stock . . . . . . . . . . . . . . . . . . . . . .       126        128        101
    Decrease (increase) in other assets. . . . . . . . . . .       309       (210)      (335)
    (Decrease) increase in other liabilities . . . . . . . .      (298)       454        152
    Deferred income taxes. . . . . . . . . . . . . . . . . .      (205)      (200)      (179)
                                                              ---------  ---------  ---------
         Net cash provided by operating activities . . . . .     3,730      3,977      3,123
                                                              ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of investment securities . . . . . . . . . . . .   (38,533)   (12,415)    (7,483)
  Proceeds from sales of investment securities . . . . . . .    12,695      5,400      1,021
  Proceeds from maturities of investment securities. . . . .    11,241      1,977      5,632
  Purchases of Federal Home Loan Bank and other stock. . . .      (345)      (450)      (146)
  Net increase in loans. . . . . . . . . . . . . . . . . . .   (26,868)   (32,608)   (17,610)
  Purchases of premises and equipment. . . . . . . . . . . .    (1,470)    (1,061)      (315)
  Proceeds from sale of equipment and vehicles . . . . . . .        57          -         49
                                                              ---------  ---------  ---------
         Net cash used by investing activities . . . . . . .   (43,223)   (39,157)   (18,852)
                                                              ---------  ---------  ---------
Cash flows from financing activities:
  Net increase in deposit accounts . . . . . . . . . . . . .     9,587     51,195     17,753
  Net (decrease) increase in federal funds
purchased and repurchase agreements. . . . . . . . . . . . .         -     (4,000)       433
  Proceeds from Federal Home Loan Bank advances. . . . . . .    17,000     22,000     10,550
  Repayments of Federal Home Loan Bank advances. . . . . . .    (6,100)   (15,000)    (9,550)
  Net repayments of other short-term borrowings. . . . . . .         -          -       (320)
  Proceeds from stock options exercised. . . . . . . . . . .        63        561        286
  Cash paid in lieu of fractional shares . . . . . . . . . .        (3)        (2)        (2)
                                                              ---------  ---------  ---------
         Net cash provided by financing activities . . . . .    20,547     54,754     19,150
                                                              ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents . . . .   (18,946)    19,574      3,421
Cash and cash equivalents, beginning of year . . . . . . . .    29,395      9,821      6,400
                                                              ---------  ---------  ---------
Cash and cash equivalents, end of year . . . . . . . . . . .  $ 10,449   $ 29,395   $  9,821
                                                              =========  =========  =========

See  accompanying  notes  to  consolidated  financial  statements.

                 SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

INVESTMENT SECURITIES - Investment securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities". At the time of purchase, investment securities are classified by management into three categories as follows: (1) Investments Held to Maturity: securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities: securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Investments Available for Sale: securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to income in the consolidated statements of income.

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

IMPAIRMENT OF LOANS - Loans are considered to be impaired when, in management's judgment, the collection of all amounts of principal and interest is not probable in accordance with the terms of the loan agreement. The Company accounts for impaired loans in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118 in the areas of disclosure requirements and methods of recognizing income. SFAS 114 requires that impaired loans be recorded at fair value, which is determined based upon the present value of expected cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the value of the underlying collateral. All cash receipts on impaired loans are applied to principal until such time as the principal is brought current, and thereafter according to the contractual terms of the agreement. After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone. As a practical matter, the Bank determines which loans are impaired through a loan review process.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses charged to operations and reflects an amount that, in management's opinion, is adequate to absorb inherent losses in the existing portfolio. Additions to the allowance are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgement, deserve recognition in estimating loan losses. Loans are charged-off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. Management believes that the allowance is adequate. While management uses the information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustments based upon information that is available to them at the time of their examination.

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

INTANGIBLE ASSETS - As of January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company's intangible assets consist of goodwill resulting from the Finance Company's branch acquisitions and are included in "Other assets" on the accompanying consolidated balance sheets. The balance of goodwill at December 31, 2001 and 2000 was $183,000 and $340,000, respectively. Prior to the adoption of SFAS 142, the Company recorded amortization of goodwill of $157,000 for each of the years ended December 31, 2001, 2000, and 1999.

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

REPORTING COMPREHENSIVE INCOME - The Company reports comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income." SFAS 130 requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosure requirements of SFAS 130 have been included in the Company's consolidated statements of shareholders' equity and comprehensive income.

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

DISCLOSURES REGARDING SEGMENTS - SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has two reportable operating segments, Summit National Bank and Freedom Finance, Inc.

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations which require the exchange of cash or other financial instruments. Certain financial instruments and all non-financial instruments are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment, and other assets and liabilities. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

RECLASSIFICATIONS - Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentations. These reclassifications had no impact on shareholders' equity or net income as previously reported.


NOTE  2  -  RESTRICTIONS  ON  CASH  AND  DUE  FROM  BANKS
     The Company's banking subsidiary is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The amount of the required reserve balance at December 31, 2001 and 2000 was $1,259,000 and $850,000, respectively.


NOTE  3  -  STATEMENT  OF  CASH  FLOWS
     For the purpose of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $10,449,000 and $29,395,000 at December 31, 2001 and 2000, respectively. The following summarizes supplemental cash flow data for the years ended December 31:

(dollars in thousands)                2001     2000    1999
-----------------------------------  -------  ------  -------
Interest paid . . . . . . . . . . .  $10,366  $8,773  $6,548
Income taxes paid . . . . . . . . .    1,445   1,419   1,162
Change in fair value of investment
 securities, net of income taxes. .      171     595    (876)



NOTE  4  -  INVESTMENT  SECURITIES
     All investment securities are classified as "Available for Sale" in each year presented. There were no securities classified as "Held to Maturity" or "Trading" in any year presented. The aggregate amortized cost, fair value, and gross unrealized gains and losses of investment securities available for sale at December 31 were as follows: (dollars in thousands)


                                                    2001                                     2000
                               -----------------------------------------   ---------------------------------------
                                                   GROSS                                      GROSS
                                AMORTIZED        UNREALIZED        FAIR    AMORTIZED        UNREALIZED        FAIR
                                            --------------------                       --------------------
                                   COST        GAINS     LOSSES    VALUE      COST        GAINS     LOSSES    VALUE
                                ----------  -----------  -------  -------  ----------  -----------  -------  -------
U.S. government agencies . . .  $   11,103  $       164    ($53)  $11,214  $   17,167  $       114    ($40)  $17,241
Mortgage-backed securities . .      21,716          110    (166)   21,660       5,642           33      (9)    5,666
State and municipal securities      14,253          336     (63)   14,526       9,584          126    (172)    9,538
                                ----------  -----------  -------  -------  ----------  -----------  -------  -------
                                $   47,072  $       610   ($282)  $47,400  $   32,393  $       273   ($221)  $32,445
                                ==========  ===========  =======  =======  ==========  ===========  =======  =======



     The amortized cost and estimated fair value of investment securities available for sale at December 31, 2001, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Fair value of securities was determined using quoted market prices.



                                          AMORTIZED    FAIR
(dollars in thousands)                       COST      VALUE
----------------------------------------  ----------  -------
Due in one year or less. . . . . . . . .  $        -  $     -
Due after one year, through five years .       6,852    6,986
Due after five years, through ten years.       8,238    8,230
Due after ten years. . . . . . . . . . .      31,982   32,184
                                          ----------  -------
                                          $   47,072  $47,400
                                          ==========  =======



     The change in the unrealized gain on securities available for sale, net of taxes, recorded in shareholders' equity for the year ended December 31, 2001 was $171,000. Investment securities with an approximate book value of $20,667,000 and $15,987,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. Estimated fair values of securities pledged were $20,986,000 and $16,011,000 at December 31, 2001 and 2000, respectively.

Information related to the sale of securities classified as available for sale for each year is as follows:



(dollars in thousands)                      2001     2000    1999
-----------------------------------------  -------  ------  ------
Proceeds from sales of securities . . . .  $12,695  $5,400  $1,021
Gross realized gains on securities sold .      261      49      22
Gross realized losses on securities sold.        4      37       -



NOTE  5  -  INVESTMENTS  IN  STOCK
     Summit National Bank, as a member of the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank of Atlanta ("FHLB"), is required to own capital stock in these organizations. The amount of stock owned is based on the Bank's capital levels in the case of the FRB and totaled $255,000 at December 31, 2001 and 2000. The amount of FHLB stock owned is determined based on the Bank's balances of residential mortgages and advances from the FHLB and totaled $1,345,000 and $1,000,000 at December 31, 2001 and 2000, respectively. At
December 31, 2001 and 2000, the Bank also owns $133,000 of stock in a bankers bank located in Atlanta, Georgia. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

NOTE  6  -  LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES
     A  summary  of  loans  by  classification  at  December  31  is as follows:



(dollars in thousands)                       2001       2000
-----------------------------------------  ---------  ---------
Commercial and industrial . . . . . . . .  $ 35,737   $ 31,995
Commercial secured by real estate . . . .    70,036     62,709
Real estate - residential mortgages . . .    64,239     52,287
Real estate - construction. . . . . . . .    26,672     23,232
Installment and other consumer loans. . .     6,301      6,540
Consumer finance, net of unearned income
 of $1,118 and $1,057 . . . . . . . . . .     3,606      3,542
Other loans and overdrafts. . . . . . . .       450        216
                                           ---------  ---------
                                            207,041    180,521
Less - allowance for loan losses. . . . .    (2,937)    (2,560)
                                           ---------  ---------
                                           $204,104   $177,961
                                           =========  =========



     Nonperforming  and  impaired  loans  at  December  31  are  as  follows:



(dollars in thousands)                                   2001    2000   1999
------------------------------------------------------  ------  ------  -----
Accruing loans, past due in excess of 90 days. . . . .  $  153  $  122  $ 130
Accruing loans, considered impaired under SFAS 114 . .       -   1,244      -
Non-accrual loans, not considered impaired . . . . . .     135       -    147
Non-accrual loans, considered impaired under SFAS 114.   1,045     218      -



     The average balance of impaired loans was $1,099,000 and $1,457,000 for the years ended December 31, 2001 and 2000, respectively, and there was no impairment allowance required at either year end. The amount of foregone interest income that would have been recorded had the non-accrual loans performed according to their contractual terms amounted to approximately $62,000, $6,000 and $4,000 during 2001, 2000 and 1999, respectively. Interest income recognized on non-accrual and impaired loans was approximately $35,000, $158,000 and $17,000 during 2001, 2000 and 1999, respectively. There were no foreclosed loans or other real estate owned in any year presented.

Changes in the allowance for loan losses for the years ended December 31 were as follows:



(dollars in thousands)                            2001     2000     1999
-----------------------------------------------  -------  -------  -------
Balance, beginning of year. . . . . . . . . . .  $2,560   $2,163   $1,827
    Provision for losses. . . . . . . . . . . .     725      654      445
    Loans charged-off . . . . . . . . . . . . .    (488)    (434)    (417)
    Recoveries of loans previously charged-off.     140      177      308
                                                 -------  -------  -------
Balance, end of year. . . . . . . . . . . . . .  $2,937   $2,560   $2,163
                                                 =======  =======  =======



     The Company makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in the Upstate of South Carolina. The Company has a diversified loan portfolio and the Company's loan portfolio is not dependent upon any specific economic segment. The Company regularly monitors its credit concentrations based on loan purpose, industry, and customer base. As of December 31, 2001, there were no material concentrations of credit risk within the Company's loan portfolio.

     Directors, executive officers, and associates of such persons are customers of and have transactions with the Company's bank subsidiary in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which are made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. All loans to related parties were current and performing in accordance with contractual terms at December 31, 2001. The aggregate dollar amount of loans outstanding to related parties was approximately $4,482,000 and $5,805,000 at December 31, 2001 and 2000,
respectively. During 2001, new loans and advances on lines of credit of approximately $5,225,000 were made, and payments on these loans and lines totaled approximately $6,548,000. At December 31, 2001, there were commitments to extend additional credit to related parties in the amount of approximately $2,198,000.

     Under current Federal Reserve regulations, the Bank is limited in the amount it may loan to the Company, the Finance Company, or other affiliates. Loans made by the Bank to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20%, of the Bank's capital, surplus and undivided profits, after adding back the allowance for loan losses. Based on these limitations, approximately $4.7 million was available for loans to the Company and the Finance Company at December 31, 2001. Certain collateral restrictions also apply to loans from the Bank to its affiliates.

NOTE  7  -  PREMISES,  EQUIPMENT  AND  LEASES
     A  summary  of  premises  and  equipment  at  December  31  is  as follows:



(dollars in thousands)                  2001      2000
------------------------------------  --------  --------
Land . . . . . . . . . . . . . . . .  $ 1,043   $ 1,043
Building and leasehold improvements.    3,333     2,118
Furniture, fixtures and equipment. .    2,718     2,387
Vehicles . . . . . . . . . . . . . .      191       161
Construction in progress . . . . . .        -       207
                                      --------  --------
                                        7,285     5,916
Less - accumulated depreciation. . .   (2,838)   (2,443)
                                      --------  --------
                                      $ 4,447   $ 3,473
                                      ========  ========



     Depreciation expense charged to operations totaled $467,000, $478,000, and $496,000 in 2001, 2000, and 1999, respectively. The Company leases branch facilities for both the Bank and the Finance Company. These leases have initial terms of from two to ten years and various renewal options under substantially the same terms with certain rate escalations. Rent expense charged to operations totaled $299,000, $297,000, and $271,000, respectively, for the years ended December 31, 2001, 2000, and 1999.

The annual minimum rental commitments under the terms of the Company's noncancellable leases at December 31, 2001 are as follows: (dollars in thousands)



2002 . . .  $273
2003 . . .   264
2004 . . .   219
2005 . . .    53
2006 . . .     7
Thereafter     -
            ----
            $816
            ====



NOTE  8  -  DEPOSITS
The scheduled maturities of time deposits subsequent to December 31, 2001 are as follows: (dollars in thousands)



2002 . . .  $72,057
2003 . . .    4,403
2004 . . .    2,479
2005 . . .    1,254
2006 . . .    1,916
Thereafter      102
            -------
            $82,211
            =======



     The remaining maturity of time deposits in denominations in excess of $100,000 is $18,803,000 in three months or less; $11,047,000 in over three through six months; $8,044,000 in over six through 12 months; and $3,904,000 in over 12 months.

NOTE  9  -  OTHER  BORROWINGS
     Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. These borrowings bear interest at the prevailing market rate for federal funds purchased. Average interest rates on federal funds purchased were 3.72%, 6.04%, and 5.02% for the years ended December 31, 2001, 2000, and 1999 respectively. There were no outstanding balances of federal funds purchased at December 31, 2001 or 2000. Average balances were $58,000, $254,000, and $909,000 for 2001, 2000, and 1999,
respectively. The maximum balance of federal funds purchased at any time during 2001, 2000, and 1999 was $5.6 million, $5.5 million, and $12.5 million, respectively. At December 31, 2001, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated banks with available balances totaling $15.5 million. These lines are generally available to be outstanding up to ten consecutive days for general corporate purposes of the Bank and have specified repayment deadlines after disbursement of funds. All of the lenders have reserved the right to withdraw these lines at their option.

     Other short-term borrowings consist of a term loan agreement with an unrelated individual that matures every six months and has been renewed in each year presented. This term loan is unsecured and bears interest at a fixed rate. The weighted average interest rate on short-term borrowings outstanding at December 31, 2001, 2000 and 1999 was 6.22%, 7.41%, and 6.50%, respectively.


NOTE  10  -  FHLB  ADVANCES
     FHLB advances represent borrowings from the FHLB of Atlanta by the Bank pursuant to a line of credit collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences and commercial real estate. These advances have various maturity dates, terms and repayment schedules with fixed or variable rates of interest, payable monthly on maturities of one year or less and payable quarterly on maturities over one year.

     Total qualifying loans of the Bank pledged to the FHLB for advances at December 31, 2001 were approximately $87 million. The Bank has adopted the policy of pledging excess collateral to facilitate future advances. At December 31, 2001, based on eligible collateral available, the Bank had additional available credit of approximately $27 million from the FHLB.

     At December 31, 2001 fixed rate FHLB advances ranged from 4.05% to 7.48% with initial maturities from one to ten years. Variable rate advances based on 3 month LIBOR had a rate of 5.73% and 6.53%, respectively, at December 31, 2001 and 2000. Interest rates ranged from 5.01% to 7.48% at December 31, 2000. The weighted-average interest rate on FHLB advances outstanding at December 31, 2001 and 2000 was 5.35% and 6.31%, respectively. At December 31, 2001, advances totaling $12 million were subject to call features at the option of the FHLB with call dates ranging from January 2002 to September 2006. Call provisions are more likely to be exercised by the FHLB when rates rise. Scheduled maturities of FHLB advances subsequent to December 31, 2001 are $5,600,000 in 2002; $8,600,000 in 2003; $4,600,000 in 2004; $1,600,000 in 2005; $3,500,000 in
2006  and  $3,000,000  thereafter.

NOTE  11  -  INCOME  TAXES
     The provision for income taxes for the years ended December 31 is as follows:




(dollars in thousands)   2001     2000     1999
----------------------  -------  -------  -------
Current:
  Federal. . . . . . .  $1,356   $1,287   $1,023
  State. . . . . . . .     129      117       92
                        -------  -------  -------
                         1,485    1,404    1,115
                        -------  -------  -------
Deferred:
  Federal. . . . . . .    (200)    (172)    (179)
  State. . . . . . . .      (5)     (28)       -
                        -------  -------  -------
                          (205)    (200)    (179)
                        -------  -------  -------
Total tax provision. .  $1,280   $1,204   $  936
                        =======  =======  =======



     Income taxes are different than tax expense computed by applying the statutory federal tax rate of 34% to income before income taxes. The reasons for the differences for years ended December 31 are as follows:




(dollars in thousands)               2001     2000     1999
----------------------------------  -------  -------  -------
Tax expense at statutory rate. . .  $1,359   $1,312   $1,137
State tax, net of federal benefit.      82       59       61
Change in valuation allowance for
 deferred tax assets . . . . . . .       -       (2)     (13)
Effect of tax exempt interest. . .    (168)    (148)    (192)
Other, net . . . . . . . . . . . .       7      (17)     (57)
                                    -------  -------  -------
Total. . . . . . . . . . . . . . .  $1,280   $1,204   $  936
                                    =======  =======  =======



     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 were as follows:




(dollars in thousands)                                     2001     2000
--------------------------------------------------------  -------  -------
Deferred tax assets:
  Allowance for loan losses deferred for tax purposes. .  $  971   $  842
  Book depreciation and amortization in excess of tax. .     134      125
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      75       54
                                                          -------  -------
          Gross deferred tax assets. . . . . . . . . . .   1,180    1,021
Deferred tax liabilities:
  Net deferred loan costs. . . . . . . . . . . . . . . .       -       (5)
  Unrealized net gains on securities available for sale.    (125)     (20)
  Compensation expense deferred for financial reporting.     (51)     (92)
                                                          -------  -------
          Gross deferred tax liabilities . . . . . . . .    (176)    (117)
                                                          -------  -------
Net deferred tax asset . . . . . . . . . . . . . . . . .  $1,004   $  904
                                                          =======  =======



     The net deferred tax asset is included in "Other assets" in the accompanying consolidated balance sheets. A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale for which a current period deferred tax expense of ($105,000) has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $205,000. In management's opinion, it is more likely than not that the results of future operations will generate sufficient income to realize the net deferred tax asset and no valuation allowance is considered necessary at December 31, 2001.


NOTE  12  -  OTHER  INCOME  AND  OTHER  EXPENSES
     The components of other operating income for the years ended December 31 are as follows:




(dollars in thousands)                2001   2000   1999
------------------------------------  -----  -----  -----
Late charges and other loan fees . .  $ 295  $ 216  $ 235
Nondeposit product sales commission.    241    206    148
Other. . . . . . . . . . . . . . . .    417    330    316
                                      -----  -----  -----
                                      $ 953  $ 752  $ 699
                                      =====  =====  =====



     The components of other operating expenses for the years ended December 31 are as follows:




(dollars in thousands)                     2001    2000    1999
----------------------------------------  ------  ------  ------
Advertising and public relations . . . .  $  230  $  176  $  251
Stationary, printing and office support.     386     364     314
Credit card service expense. . . . . . .     391     298     277
Legal and professional fees. . . . . . .     335     240     311
Amortization of intangibles. . . . . . .     157     157     157
Other. . . . . . . . . . . . . . . . . .     626     549     500
                                          ------  ------  ------
                                          $2,125  $1,784  $1,810
                                          ======  ======  ======



NOTE  13  -  CAPITAL  STOCK  AND  PER  SHARE  INFORMATION
     On November 9, 2001, the Company issued a 5% stock dividend. The dividend was issued to all shareholders of record on October 29, 2001 and resulted in the issuance of approximately 181,000 shares of common stock of the Company. All average share and per share data have been retroactively restated to reflect the stock dividend as of the earliest period presented.

     As of December 31, 2001, there were approximately 830,000 common shares reserved for issuance under stock compensation benefit plans, of which approximately 261,000 were available for issuance.

     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income. There was no required adjustment to the numerator from the net income reported on the accompanying statements of income.


                                        2001                    2000                    1999
                                ----------------------   --------------------   ----------------------
                                  BASIC      DILUTED      BASIC      DILUTED      BASIC      DILUTED
Net income . . . . . . . . . .  $2,716,000  $2,716,000  $2,655,000  $2,655,000  $2,408,000  $2,408,000
                                ----------  ----------  ----------  ----------  ----------  ----------
Average shares outstanding . .   3,749,032   3,749,032   3,715,930   3,715,930   3,501,284   3,501,284
Effect of dilutive securities:
   Stock options . . . . . . .           -     345,737           -     308,627           -     571,007
   Unvested restricted stock .           -      32,000           -      38,037           -      36,757
                                ----------  ----------  ----------  ----------  ----------  ----------
                                 3,749,032   4,126,769   3,715,930   4,062,594   3,501,284   4,109,048
                                ----------  ----------  ----------  ----------  ----------  ----------
Per share amount . . . . . . .  $     0.72  $     0.66  $     0.71  $     0.65  $     0.69  $     0.59
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

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier I capital, and Tier I leverage capital as set forth in the table following. Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 2001 and 2000, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's risk-based capital regulatory-defined category.

     The following table presents the Company's and the Bank's actual capital amounts and ratios at December 31, 2001 and 2000 as well as the minimum calculated amounts for each regulatory defined category.


                                                          FOR CAPITAL   TO BE CATEGORIZED
                                                            ADEQUACY          "WELL
(dollars  in thousands)                     ACTUAL          PURPOSES        CAPITALIZED"
-----------------------                 --------------   --------------   ---------------
                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                        -------  ------  -------  ------  -------  ------
AS OF DECEMBER 31, 2001
The Company
--------------------------------------
Total capital to risk-weighted assets.  $27,132  12.41%  $17,497   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $24,398  11.16%  $ 8,749   4.00%  N.A.
Tier 1 capital to average assets . . .  $24,398   9.25%  $10,548   4.00%  N.A.
The Bank
--------------------------------------
Total capital to risk-weighted assets.  $23,727  11.00%  $17,252   8.00%  $21,565  10.00%
Tier 1 capital to risk-weighted assets  $21,031   9.75%  $ 8,626   4.00%  $12,939   6.00%
Tier 1 capital to average assets . . .  $21,031   8.07%  $10,429   4.00%  $13,037   5.00%

AS OF DECEMBER 31, 2000
The Company
--------------------------------------
Total capital to risk-weighted assets.  $23,937  12.21%  $15,688   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $21,486  10.96%  $ 7,844   4.00%  N.A.
Tier 1 capital to average assets . . .  $21,486  10.13%  $ 8,487   4.00%  N.A.
The Bank
--------------------------------------
Total capital to risk-weighted assets.  $20,822  10.76%  $15,474   8.00%  $19,343  10.00%
Tier 1 capital to risk-weighted assets  $18,490   9.56%  $ 7,737   4.00%  $11,606   6.00%
Tier 1 capital to average assets . . .  $18,490   8.82%  $ 8,387   4.00%  $10,483   5.00%



     The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. As of December 31, 2001, no cash dividends have been declared or paid by the Bank and the Bank had available retained earnings of $12.5 million.

NOTE  15  -  STOCK  COMPENSATION  PLANS
     The Company has a Restricted Stock Plan for awards to certain key employees. Under the Restricted Stock Plan, the Company may grant common stock to its employees for up to approximately 295,000 shares. All shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. The restrictions as to transferability of shares granted under this plan vest over a period of 5 years at a rate of 20% on each anniversary date of the grant. At December 31, 2001, there were 74,492 shares of restricted stock outstanding, of which 32,000 shares were unvested. Deferred compensation representing the difference between the fair market value of the stock at the date of grant and the cash paid for the stock is amortized over the five-year vesting period as the restrictions lapse. Included in the accompanying consolidated statements of income under the caption "Salaries, wages and benefits" is $126,000, $128,000, and $101,000 of amortized deferred compensation for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company has two Incentive Stock Option Plans (one approved in 1989 and one in 1999) and a Non-Employee Stock Option Plan (collectively referred to as stock-based option plans). Under the Incentive Stock Option Plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. The
Incentive Stock Option Plans authorized the granting of stock options up to a maximum of approximately 1,006,000 shares of common stock, however, 840,000 of these reserved shares are under the 1989 Plan which has expired. At December 31, 2001, approximately 7,300 option shares were available to be granted under these plans.

     Under the Non-Employee Stock Option Plan, options have been granted at a price not less than the fair market value of the shares at the date of grant to eligible non-employee directors as a retainer for their services as directors. Options granted are exercisable for a period of ten years from the date of grant. Options granted in 1995 became exercisable one year after the date of grant. Options granted in 1996 become exercisable over a period of nine years at a rate of 11.1% on each of the first nine anniversaries of the date of grant. The Non-Employee Stock Option Plan authorizes the granting of stock options up to a maximum of approximately 369,000 shares of common stock. At December 31, 2001, approximately 33,000 option shares were available to be granted under this plan.

     All outstanding options and option activity for all stock-based option plans have been retroactively restated to reflect the effects of all 5% stock dividends issued.

     A summary of the activity under the stock-based option plans for the year ended December 31 is as follows:


                                  2001                 2000                    1999
                          -------------------  --------------------  ---------------------
                                    WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                                    EXERCISE               EXERCISE               EXERCISE
                           SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                          --------  ---------  ----------  ---------  ----------  ---------
Outstanding, January 1 .  936,006   $    6.17  1,000,864   $    5.19  1,072,762   $    5.04
Granted. . . . . . . . .        -           -    151,924   $    8.78     17,728   $   12.15
Canceled . . . . . . . .  (11,357)  $    9.73    (29,931)  $    7.35    (30,838)  $    6.83
Exercised. . . . . . . .  (17,269)  $    3.15   (186,851)  $    2.87    (58,788)  $    3.49
                          --------  ---------  ---------  ----------  ----------  ---------
Outstanding, December 31  907,380   $    6.18    936,006   $    6.17  1,000,864   $    5.19
                          ========  =========  ==========  =========  ==========  =========
Exercisable, December 31  642,282   $    5.62    537,634   $    5.27    660,978   $    4.42
                          ========  =========  ==========  =========  ==========  =========

The following table summarizes information about stock options outstanding under the stock-based option plans at December 31, 2001:

                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                    ----------------------------------  ----------------------
                                  WEIGHTED
                                   AVERAGE    WEIGHTED                WEIGHTED
                     NUMBER OF    REMAINING    AVERAGE    NUMBER OF    AVERAGE
RANGE OF EXERCISE     OPTIONS    CONTRACTUAL  EXERCISE     OPTIONS    EXERCISE
PRICES:             OUTSTANDING     LIFE        PRICE    EXERCISABLE    PRICE
-----------------   -----------  -----------  ---------  -----------  ---------
2.15. . . . . . .        4,059     .1 years  $    2.15        4,059  $    2.15
3.30  -  $3.98. .      174,864    2.8 years  $    3.96      174,864  $    3.96
5.33. . . . . . .      290,496    4.0 years  $    5.33      178,209  $    5.33
5.78 - $5.88. . .      231,133    5.0 years  $    5.87      222,862  $    5.87
7.93 - $8.62. . .      133,177    8.2 years  $    8.56       31,230  $    8.47
9.52 - $11.56 . .       35,003    8.2 years  $   10.15        8,622  $   10.41
13.16 - $13.39. .       38,648    6.4 years  $   13.19       22,436  $   13.18
                    -----------  ----------  ----------   ----------  --------
2.15  - $13.39. .      907,380    4.9 years  $    6.18      642,282  $    5.62
                    ===========  ===========  =========  ===========  =========


     The Company follows APB 25 to account for its stock-based option plans. Accordingly, no compensation cost has been recognized for the stock-based option plans. Had compensation cost for the Company's incentive and non-employee stock option plans been determined based on the fair value at the grant date for awards in the years presented consistent with the provisions of SFAS 123, the Company's net income and diluted earnings per share would have been reduced to the proforma amounts as follows:



(dollars, except per share, in thousands)   2001    2000    1999
-----------------------------------------  ------  ------  ------
Net income - as reported. . . . . . . . .  $2,716  $2,655  $2,408
Net income - proforma . . . . . . . . . .  $2,371  $2,398  $2,167
Diluted earnings per share - as reported.  $ 0.66  $ 0.65  $ 0.59
Diluted earnings per share - proforma . .  $ 0.57  $ 0.59  $ 0.52


     There were no stock options granted during 2001. The weighted average fair value per share of options granted in 2000, and 1999 amounted to $5.32 and $7.64, respectively. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: expected volatility of 63.5% and 79.5% for 2000 and 1999, respectively; risk-free interest rate of 4.95% and 6.00% for 2000 and 1999, respectively; and expected lives of the options of 4.9 years and 4.6 years for 2000 and 1999, respectively. There were no cash dividends in any year.


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


NOTE  17  -  EMPLOYEE  BENEFIT  PLANS
     The Company maintains an employee benefit plan for all eligible employees of the Company and its subsidiaries under the provisions of Internal Revenue Code Section 401K. The Summit Retirement Savings Plan (the "Plan") allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches employee contributions from one percent to a maximum of six percent of deferred compensation. The matching contributions as a percent of deferred compensation were 6% for each year 2001, 2000 and 1999. A total of $157,000, $124,000, and $113,000, respectively, in 2001, 2000, and 1999 was charged to operations for the Company's matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after completion of six years of service, as defined in the Plan.

     During 1998, Summit National Bank entered into salary continuation agreements with several key management employees, all of whom are officers. Under the agreements, the Bank is obligated to provide for each such employee or his beneficiaries, during a period of 20 years after the employee's death, disability, or retirement, annual benefits ranging from $38,000 to $113,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this nonqualified salary continuation plan, which is an unfunded plan, for the years ended December 31, 2001, 2000 and 1999 amounted to $62,000, $56,000 and $52,000, respectively. To partially finance benefits to be paid under this plan, the Bank purchased, and is the beneficiary of, several life insurance policies. Proceeds from the insurance policies are payable to the Company upon the death of the participant. The cash surrender value of these policies included in the accompanying consolidated balance sheets in "Other assets" was $2,012,000 and $1,919,000 at December 31, 2001 and 2000, respectively.

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

     At December 31, 2001 the Company's commitments to extend additional credit totaled approximately $47,241,000, of which approximately $2,804,000 represents commitments to extend credit at fixed rates of interest. Commitments to extend credit at fixed rates expose the Company to some degree of interest rate risk. Included in the Company's total commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $4,798,000 at December 31, 2001. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE  19  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     The Company estimates the fair value of financial instruments in accordance with SFAS 107, "Disclosures about Fair Value of Financial Instruments". Fair value is assumed to approximate book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing bank balances, federal funds sold, and other short-term borrowings. Fair value of investment securities is estimated based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

     Fair value for demand deposit accounts and variable rate interest-bearing accounts is equal to the carrying value. Fair value of certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value for FHLB advances is based on discounted cash flows using the current market rate.

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


                                                   2001                     2000
                                          ---------------------   ---------------------
                                          CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                           AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                          ---------  -----------  ---------  -----------
FINANCIAL ASSETS:
Cash and due from banks. . . . . . . . .  $   8,579  $     8,579  $   7,604  $     7,604
Interest-bearing bank balances . . . . .        945          945      5,111        5,111
Federal funds sold . . . . . . . . . . .        925          925     16,680       16,680
Investment securities available for sale     47,400       47,400     32,445       32,445
Loans, net . . . . . . . . . . . . . . .    204,104      216,977    177,961      172,234
FINANCIAL LIABILITIES:
Deposits . . . . . . . . . . . . . . . .    218,778      219,914    209,191      209,814
Other short-term borrowings. . . . . . .        500          500        500          500
FHLB advances. . . . . . . . . . . . . .     26,900       26,121     16,000       15,875


NOTE  20  -  SEGMENT  INFORMATION
     The Company reports information about its operating segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Summit Financial Corporation is the parent holding company for Summit National Bank ("Bank"), a nationally chartered bank, and Freedom Finance, Inc. ("Finance"), a consumer finance company. Through its bank subsidiary, the Company provides a full range of banking services and nondeposit investment services. The Finance Company makes and services small, short-term installment loans and related credit insurance products to individuals. The Company considers the Bank and the Finance Company separate business segments. Financial performance for each segment is detailed in the following tables. Included in the "Corporate" column are amounts for general corporate activities and eliminations of intersegment transactions.




(dollars in thousands)         BANK     FINANCE    CORPORATE    TOTAL
---------------------------  --------  ---------  -----------  --------
AT AND FOR THE YEAR ENDED
 DECEMBER 31, 2001
Interest income . . . . . .  $ 18,439  $  1,813         ($47)  $ 20,205
Interest expense. . . . . .     9,776       266         (235)     9,807
                             --------  ---------  -----------  --------
Net interest income . . . .     8,663     1,547          188     10,398
Provision for loan losses .       478       247            -        725
Noninterest income. . . . .     2,293       337          (48)     2,582
Noninterest expenses. . . .     6,763     1,482           14      8,259
                             --------  ---------  -----------  --------
Income before income taxes.     3,715       155          126      3,996
Income taxes. . . . . . . .     1,174        60           46      1,280
                             --------  ---------  -----------  --------
Net income. . . . . . . . .  $  2,541  $     95   $       80   $  2,716
                             ========  =========  ===========  ========
Net loans . . . . . . . . .  $201,682  $  3,368        ($946)  $204,104
                             ========  =========  ===========  ========
Total assets. . . . . . . .  $269,570  $  3,964        ($437)  $273,097
                             ========  =========  ===========  ========
AT AND FOR THE YEAR ENDED
 DECEMBER 31, 2000
Interest income . . . . . .  $ 17,787  $  1,744        ($114)  $ 19,417
Interest expense. . . . . .     9,356       342         (304)     9,394
                             --------  ---------  -----------  --------
Net interest income . . . .     8,431     1,402          190     10,023
Provision for loan losses .       495       159            -        654
Noninterest income. . . . .     1,562       332          (48)     1,846
Noninterest expenses. . . .     5,847     1,514           (5)     7,356
                             --------  ---------  -----------  --------
Income before income taxes.     3,651        61          147      3,859
Income taxes. . . . . . . .     1,155        (6)          55      1,204
                             --------  ---------  -----------  --------
Net income. . . . . . . . .  $  2,496  $     67   $       92   $  2,655
                             ========  =========  ===========  ========
Net loans . . . . . . . . .  $176,088  $  3,314      ($1,441)  $177,961
                             ========  =========  ===========  ========
Total assets. . . . . . . .  $247,360  $  4,000      ($1,525)  $249,835
                             ========  =========  ===========  ========
AT AND FOR THE YEAR ENDED
 DECEMBER 31, 1999
Interest income . . . . . .  $ 13,761  $  1,713         ($97)  $ 15,377
Interest expense. . . . . .     6,594       284         (250)     6,628
                             --------  ---------  -----------  --------
Net interest income . . . .     7,167     1,429          153      8,749
Provision for loan losses .       265       180            -        445
Noninterest income. . . . .     1,262       346          (48)     1,560
Noninterest expenses. . . .     4,998     1,512           10      6,520
                             --------  ---------  -----------  --------
Income before income taxes.     3,166        83           95      3,344
Income taxes. . . . . . . .       874        29           33        936
                             --------  ---------  -----------  --------
Net income. . . . . . . . .  $  2,292  $     54   $       62   $  2,408
                             ========  =========  ===========  ========
Net loans . . . . . . . . .  $144,285  $  2,932      ($1,210)  $146,007
                             ========  =========  ===========  ========
Total assets. . . . . . . .  $188,769  $  3,748      ($1,288)  $191,229
                             ========  =========  ===========  ========


NOTE  21  -  PARENT  COMPANY  FINANCIAL  INFORMATION
     The following is condensed financial information of Summit Financial Corporation (parent company only) at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999.


                          SUMMIT FINANCIAL CORPORATION
                            CONDENSED BALANCE SHEETS

                                         DECEMBER 31,
(dollars in thousands)                  2001     2000
-------------------------------------  -------  -------
ASSETS
Cash. . . . . . . . . . . . . . . . .  $   331  $ 1,053
Interest-bearing deposits . . . . . .      613        -
Investment in bank subsidiary . . . .   21,234   18,522
Investment in nonbank subsidiary. . .      215      120
Due from subsidiaries . . . . . . . .    2,243    1,860
Other assets. . . . . . . . . . . . .        2        -
                                       -------  -------
                                       $24,638  $21,555
                                       =======  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Accruals and other liabilities. . . .  $    35  $    27
Due to subsidiaries . . . . . . . . .        2        -
Shareholders' equity. . . . . . . . .   24,601   21,528
                                       -------  -------
                                       $24,638  $21,555
                                       =======  =======




                          SUMMIT FINANCIAL CORPORATION
                         CONDENSED STATEMENTS OF INCOME

                           FOR THE YEARS ENDED DECEMBER 31,
(dollars in thousands)                2001    2000    1999
-----------------------------------  ------  ------  ------
Interest income . . . . . . . . . .  $  188  $  191  $  153
Interest expense. . . . . . . . . .       -       -       1
                                     ------  ------  ------
Net interest income . . . . . . . .     188     191     152
Noninterest expenses. . . . . . . .      62      43      57
                                     ------  ------  ------
Net operating income. . . . . . . .     126     148      95
Equity in undistributed net income
 of subsidiaries. . . . . . . . . .   2,636   2,562   2,346
                                     ------  ------  ------
Income before taxes . . . . . . . .   2,762   2,710   2,441
Income taxes. . . . . . . . . . . .      46      55      33
                                     ------  ------  ------
Net income. . . . . . . . . . . . .  $2,716  $2,655  $2,408
                                     ======  ======  ======




                            SUMMIT FINANCIAL CORPORATION
                         CONDENSED STATEMENTS OF CASH FLOWS

                                                    FOR THE YEARS ENDED DECEMBER 31,
(dollars in thousands)                                    2001      2000      1999
------------------------------------------------------  --------  --------  --------
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . .  $ 2,716   $ 2,655   $ 2,408
Adjustments to reconcile net income to net cash
  provided by operating activities:
Equity in undistributed net income of subsidiaries . .   (2,636)   (2,562)   (2,346)
(Increase) decrease in other assets. . . . . . . . . .       (2)        -         2
Increase (decrease) in other liabilities . . . . . . .        8       (13)        2
Amortization of deferred compensation. . . . . . . . .      126       128       101
                                                        --------  --------  --------
     Net cash provided by operating activities . . . .      212       208       167
                                                        --------  --------  --------
INVESTING ACTIVITIES:
Net (increase) decrease in due from subsidiary . . . .     (383)       19       (15)
Net increase (decrease) in due to subsidiary . . . . .        2         -        (3)
                                                        --------  --------  --------
     Net cash (used) provided by investing activities.     (381)       19       (18)
                                                        --------  --------  --------
FINANCING ACTIVITIES:
Repayments of notes payable. . . . . . . . . . . . . .        -         -      (320)
Employee stock options exercised . . . . . . . . . . .       63       561       286
Cash paid in lieu of fractional shares . . . . . . . .       (3)       (2)       (2)
                                                        --------  --------  --------
     Net cash provided (used) by financing activities.       60       559       (36)
                                                        --------  --------  --------
Net (decrease) increase in cash and cash equivalents .     (109)      786       113
Balance, beginning of year . . . . . . . . . . . . . .    1,053       267       154
                                                        --------  -------  ---------
Balance, end of year . . . . . . . . . . . . . . . . .  $   944   $ 1,053   $   267
                                                        ========  ========  ========

                              INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors
Summit  Financial  Corporation

     We have audited the accompanying consolidated balance sheets of Summit Financial Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                              /s/  KPMG  LLP
Greenville,  South  Carolina
January  18,  2002


                               MANAGEMENT'S REPORT

     The management of Summit Financial Corporation is responsible for the preparation and integrity of the consolidated financial statements and other information presented in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's estimates and judgement with respect to certain events and transactions.

     Management is responsible for maintaining a system of internal control. The purpose of the system is to provide reasonable assurance that transactions are recorded in accordance with management's authorization, that assets are safeguarded against loss or unauthorized use, and that underlying financial records support the preparation of financial statements. The system includes the communication of written policies and procedures, selection of qualified personnel, appropriate segregation of responsibilities, and the ongoing internal audit function.

     The Board of Directors meets periodically with Company management, the internal auditor, and the independent auditors, KPMG LLP, to review matters relative to the quality of financial reporting, internal control, and the nature, extent and results of the audit efforts.

     The independent auditors conduct an annual audit to enable them to express an opinion on the Company's consolidated financial statements. In connection with the audit, the independent auditors consider the Company's internal control to the extent they consider necessary to determine the nature, timing, and extent of their auditing procedures.


     /s/  J.  Randolph  Potter                         /s/  Blaise B. Bettendorf

     J.  Randolph  Potter                              Blaise  B.  Bettendorf
     President  and  Chief  Executive Officer          Senior Vice President and
                                                       Chief  Financial  Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There has been no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.


                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this item is set forth under the headings "Election of Directors", "Executive Officers and Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company filed in connection with its 2002 Annual Meeting of the Shareholders, which information is incorporated herein by reference.

ITEM  11.     EXECUTIVE  COMPENSATION

     The information required by this item is set forth under the headings "Directors' Compensation", "Executive Officers and Compensation", "Compensation Committee Report", and "Stock Performance Graph" in the definitive Proxy Statement of the Company filed in connection with its 2002 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the headings "Stock Ownership" and "Election of Directors" in the definitive Proxy Statement of the Company filed in connection with its 2002 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this item is set forth under the heading "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management" in the definitive Proxy Statement of the Company filed in connection with its 2002 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  &  REPORTS ON FORM 8-K

     (a)     List  of  documents  filed  as  a  part  of  this  report:

     1.  Financial  Statements:

          The following consolidated financial statements and report of independent auditors of the Company are included in Part I, Item 8 hereof:

          Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income For The Years Ended December 31,
2001,  2000,  and  1999
          Consolidated Statements of Shareholders' Equity And Comprehensive Income For The Years Ended December 31, 2001, 2000, and 1999
          Consolidated Statements of Cash Flows For The Years Ended December 31, 2001, 2000, and 1999
          Notes  to  Consolidated  Financial  Statements
          Report  of  Independent  Auditors

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

10.8 Summit Financial Corporation 1999 Incentive Stock Plan (incorporated by reference to Exhibit 10.8 filed the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-19235).

10.9 Employment Agreement of James G. Bagnal dated April 20, 2000 (incorporated by reference to Exhibit 10.9 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-19235).

10.10 Lease Agreement for East North Street Bank Site (incorporated by reference to Exhibit 10.10 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-19235)

10.11 Salary Continuation Agreement of J. Randolph Potter dated September 9, 1998 (incorporated by reference to Exhibit 10.11 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-19235) .

10.12 Salary Continuation Agreement of Blaise B. Bettendorf dated September 9, 1998 (incorporated by reference to Exhibit 10.12 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-19235).

10.13 Salary Continuation Agreement of James B. Schwiers dated September 9, 1998 (incorporated by reference to Exhibit 10.13 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-19235).

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


NOTE: The exhibits listed above will be furnished to any security holder upon written request to Ms. Blaise B. Bettendorf, Chief Financial Officer, Summit Financial Corporation, Post Office Box 1087, Greenville, South Carolina 29602. The Registrant will charge a fee of $.50 per page for photocopying such exhibit.


     (b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of 2001.

     (c) Exhibits required to be filed with this report, which have not been previously filed as indicated in Item 14(a) above, are submitted as a separate section of this report.

     (d)     Not  applicable.



                                 SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenville, South Carolina, on the 18th day of March, 2002.

                              SUMMIT  FINANCIAL  CORPORATION
                                /s/  J.  Randolph  Potter
                              ---------------------------
Dated:  March  18,  2002        J.  Randolph  Potter,  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 SIGNATURE                           TITLE                     DATE
  /s/ J. Randolph Potter .  President, Chief Executive   March 18, 2002
--------------------------
J. Randolph Potter . . . .  Officer and Director

  /s/ Blaise B. Bettendorf  Senior Vice President        March 18, 2002
--------------------------
Blaise B. Bettendorf . . .  (Principal Financial and
                            Accounting Officer)
  /s/ C. Vincent Brown . .  Chairman                     March 18, 2002
--------------------------
C. Vincent Brown

--------------------------  Vice Chairman                March 18, 2002
John A. Kuhne

  /s/ David C. Poole . . .  Secretary                    March 18, 2002
--------------------------
David C. Poole

  /s/ James G. Bagnal, III  Director                     March 18, 2002
--------------------------
James G. Bagnal, III

  /s/ Ivan E. Block. . . .  Director                     March 18, 2002
--------------------------
Ivan E. Block

  /s/ J. Earle Furman, Jr.  Director                     March 18, 2002
--------------------------
J. Earle Furman, Jr.

 /s/ John W. Houser. . . .  Director                     March 18, 2002
--------------------------
John W. Houser

 /s/ T. Wayne McDonald . .  Director                     March 18, 2002
--------------------------
T. Wayne McDonald

 /s/ Allen H. McIntyre . .  Director                     March 18, 2002
--------------------------
T. Wayne McDonald

  /s/ Larry A. McKinney. .  Director                     March 18, 2002
--------------------------
Larry A. McKinney

  /s/ James B. Schwiers. .  Director                     March 18, 2002
--------------------------
James B. Schwiers
