Form 10-Q
period 2002-03-31
SUMMIT FINANCIAL CORP
filed 2002-05-09
CIK 856223

FORM  10-Q

                SECURITIES  AND  EXCHANGE  COMMISSION
                       Washington,  D.C.  20549

     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
            OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

      For  The  Quarterly  Period  Ended  March  31,  2002

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

As of April 30, 2002, 3,799,133 shares of $1.00 par value common stock were outstanding.


                     SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in Thousands)
                                      (Unaudited)


                                                             March 31,    December 31,
                                                               2002           2001
                                                            -----------  --------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . .  $    7,609   $       8,579
Interest-bearing bank balances . . . . . . . . . . . . . .       4,292             945
Federal funds sold . . . . . . . . . . . . . . . . . . . .      10,260             925
Investments available for sale . . . . . . . . . . . . . .      46,755          47,400
Investment in Federal Home Loan Bank and other stock . . .       2,083           1,733
Loans, net of unearned income and net of
 allowance for loan losses of $2,994 and $2,937. . . . . .     206,300         204,104
Premises and equipment, net. . . . . . . . . . . . . . . .       4,339           4,447
Accrued interest receivable. . . . . . . . . . . . . . . .       1,352           1,393
Other assets . . . . . . . . . . . . . . . . . . . . . . .       3,975           3,571
                                                            -----------  --------------
                                                            $  286,965   $     273,097
                                                            ===========  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand. . . . . . . . . . . . . . . .  $   30,537   $      29,372
 Interest-bearing demand . . . . . . . . . . . . . . . . .      21,636          21,807
 Savings and money market. . . . . . . . . . . . . . . . .      80,739          85,388
 Time deposits, $100,000 and over. . . . . . . . . . . . .      48,778          41,798
 Other time deposits . . . . . . . . . . . . . . . . . . .      46,370          40,413
                                                            -----------  --------------
                                                               228,060         218,778
Short-term borrowings. . . . . . . . . . . . . . . . . . .         500             500
Federal Home Loan Bank advances. . . . . . . . . . . . . .      30,900          26,900
Accrued interest payable . . . . . . . . . . . . . . . . .         920           1,194
Other liabilities. . . . . . . . . . . . . . . . . . . . .       1,657           1,124
                                                            -----------  --------------
                                                               262,037         248,496
                                                            -----------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000
  shares authorized; issued and
  outstanding 3,796,395 and 3,793,032 shares . . . . . . .       3,796           3,793
 Additional paid-in capital. . . . . . . . . . . . . . . .      18,425          18,409
 Retained earnings . . . . . . . . . . . . . . . . . . . .       3,152           2,379
 Accumulated other comprehensive (loss) income, net of tax        (294)            203
 Nonvested resticted stock . . . . . . . . . . . . . . . .        (151)           (183)
                                                            -----------  --------------
     Total shareholders' equity. . . . . . . . . . . . . .      24,928          24,601
                                                            -----------  --------------
                                                            $  286,965   $     273,097
                                                            ===========  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars, except per share data, in Thousands)
                                   (Unaudited)

                                           For the Three Months Ended
                                                       March 31,
                                              -----------------------
                                                  2002         2001
                                              -----------  ----------
Interest Income:
 Loans. . . . . . . . . . . . . . . . . . . .  $    3,768  $    4,599
 Taxable investment securities. . . . . . . .         462         400
 Nontaxable investment securities . . . . . .         174         131
 Federal funds sold . . . . . . . . . . . . .          21         153
 Other. . . . . . . . . . . . . . . . . . . .          40          95
                                               ----------  ----------
                                                    4,465       5,378
                                               ----------  ----------
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . .       1,210       2,508
 Federal Home Loan Bank advances. . . . . . .         392         252
 Other borrowings . . . . . . . . . . . . . .           9           8
                                               ----------  ----------
                                                    1,611       2,768
                                               ----------  ----------
     Net interest income. . . . . . . . . . .       2,854       2,610
Provision for loan losses . . . . . . . . . .         125         128
                                               ----------  ----------
     Net interest income after
      provision for loan losses . . . . . . .       2,729       2,482
                                               ----------  ----------

Noninterest Income:
 Service charges and fees on deposit accounts         127          99
 Credit card service fees and income. . . . .         112         105
 Insurance commission fee income. . . . . . .         219         120
 Gain on sale of investment securities. . . .          16          12
 Other income . . . . . . . . . . . . . . . .         208         247
                                               ----------  ----------
                                                      682         583
                                               ----------  ----------
Noninterest Expenses:
 Salaries, wages and benefits . . . . . . . .       1,367       1,225
 Occupancy. . . . . . . . . . . . . . . . . .         160         169
 Furniture, fixtures and equipment. . . . . .         182         168
 Other operating expenses . . . . . . . . . .         564         517
                                               ----------  ----------
                                                    2,273       2,079
                                               ----------  ----------
Income before income taxes. . . . . . . . . .       1,138         986
Income taxes. . . . . . . . . . . . . . . . .         365         324
                                               ----------  ----------
Net income. . . . . . . . . . . . . . . . . .  $      773  $      662
                                               ==========  ==========

Net income per share:
   Basic. . . . . . . . . . . . . . . . . . .  $      .20  $      .18
   Diluted. . . . . . . . . . . . . . . . . .  $      .18  $      .16
Average shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . .   3,775,370   3,742,795
   Diluted. . . . . . . . . . . . . . . . . .   4,199,312   4,104,999

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                         SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                       FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                     (Dollars in Thousands)
                                                          (Unaudited)

                                                                                    Accumulated
                                                                                       other
                                                          Additional               comprehensive    Nonvested        Total
                                                Common     paid-in     Retained       (loss)       restricted    shareholders'
                                                stock      capital     earnings     income, net       stock         equity
                                               --------  ------------  ---------  ---------------  -----------  ---------------
Balance at December 31, 2000. . . . . . . . .  $ 3,598   $    16,803   $   1,425  $           32        ($330)  $       21,528
Net income for the three months
 ended March 31, 2001 . . . . . . . . . . . .        -             -         662               -            -              662
Other comprehensive income:
 Unrealized holding gains arising during
  the period, net of tax of $134. . . . . . .        -             -           -             221            -                -
 Less: reclassification adjustment for gains
  included in net income, net of tax of ($4).        -             -           -              (8)           -                -
                                                                                  ---------------
 Other comprehensive income . . . . . . . . .        -             -           -             213            -              213
                                                                                  ---------------               ---------------
Comprehensive income. . . . . . . . . . . . .        -             -           -               -            -              875
                                                                                                                ---------------
Forfeiture of common stock issued pursuant
 to restricted stock plan . . . . . . . . . .       (2)          (19)          -               -           21                -
Amortization of deferred
 compensation on restricted stock . . . . . .        -             -           -               -           30               30
                                               --------  ------------  ---------  ---------------  -----------  ---------------
Balance at March 31, 2001 . . . . . . . . . .  $ 3,596   $    16,784   $   2,087  $          245        ($279)  $       22,433
                                               ========  ============  =========  ===============  ===========  ===============

Balance at December 31, 2001. . . . . . . . .  $ 3,793   $    18,409   $   2,379  $          203        ($183)  $       24,601
Net income for the three months
 ended March 31, 2002 . . . . . . . . . . . .        -             -         773               -            -              773
Other comprehensive loss:
 Unrealized holding losses arising during
  the period, net of tax of ($299). . . . . .        -             -           -            (487)           -                -
 Less: reclassification adjustment for gains
  included in net income, net of tax of ($6).        -             -           -             (10)           -                -
                                                                                  ---------------
 Other comprehensive loss . . . . . . . . . .        -             -           -            (497)           -             (497)
                                                                                  ---------------               ---------------
Comprehensive income. . . . . . . . . . . . .        -             -           -               -            -              276
                                                                                                                ---------------
Stock options exercised . . . . . . . . . . .        3            16           -               -            -               19
Amortization of deferred
 compensation on restricted stock . . . . . .        -             -           -               -           32               32
                                               --------  ------------  ---------  ---------------  -----------  ---------------
Balance at March 31, 2002 . . . . . . . . . .  $ 3,796   $    18,425   $   3,152           ($294)       ($151)  $       24,928
                                               ========  ============  =========  ===============  ===========  ===============


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                   (Unaudited)

                                                   For  the  Three  Months  Ended
                                                                   March 31,
                                                               ------------------
                                                                 2002      2001
                                                               --------  --------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $   773   $   662
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . . .      125       128
    Depreciation and amortization . . . . . . . . . . . . . .      135       117
    Gain on sale of equipment and vehicles. . . . . . . . . .        -       (13)
    Gain on sale of investments available for sale. . . . . .      (16)      (12)
    Net amortization of net premium on investments. . . . . .       51        11
    Amortization of deferred compensation on restricted stock       32        30
    Decrease (increase) in other assets . . . . . . . . . . .       15      (197)
    Increase in other liabilities . . . . . . . . . . . . . .      259       431
    Deferred income taxes . . . . . . . . . . . . . . . . . .      (73)      (70)
                                                               --------  --------
Net cash provided by operating activities . . . . . . . . . .    1,301     1,087
                                                               --------  --------

Cash flows from investing activities:
  Purchases of securities available for sale. . . . . . . . .   (5,057)   (7,936)
  Proceeds from maturities of securities
   available for sale . . . . . . . . . . . . . . . . . . . .    2,376     2,449
  Proceeds from sales of securities available for sale. . . .    2,489       508
  Purchases of investments in FHLB and other stock. . . . . .     (350)        -
  Net increase in loans . . . . . . . . . . . . . . . . . . .   (2,321)   (3,895)
  Purchases of premises and equipment . . . . . . . . . . . .      (27)     (507)
  Proceeds from sale of equipment and vehicles. . . . . . . .        -        25
                                                               --------  --------
Net cash used in investing activities . . . . . . . . . . . .   (2,890)   (9,356)
                                                               --------  --------

Cash flows from financing activities:
  Net increase in deposit accounts. . . . . . . . . . . . . .    9,282     7,338
  Proceeds from FHLB advances . . . . . . . . . . . . . . . .    4,000         -
  Proceeds from employee stock options exercised. . . . . . .       19         -
                                                               --------  --------
Net cash provided by financing activities . . . . . . . . . .   13,301     7,338
                                                               --------  --------
Net increase (decrease) in cash and cash equivalents. . . . .   11,712      (931)
Cash and cash equivalents, beginning of period. . . . . . . .   10,449    29,395
                                                               --------  --------
Cash and cash equivalents, end of period. . . . . . . . . . .  $22,161   $28,464
                                                               ========  ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest. . . . . . . . . . .  $ 1,885   $ 2,714
Cash paid during the period for income taxes. . . . . . . . .  $    37   $    30
Change in market value of investment securities
 available for sale, net of income taxes. . . . . . . . . . .    ($497)  $   213


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                          SUMMIT FINANCIAL CORPORATION
     CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 MARCH 31, 2002

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

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at March 31, 2002, and the results of operations and cash flows for the periods ended March 31, 2002 and 2001 have been included. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

     These consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.

NOTE  2  -  CASH  FLOW  INFORMATION:
          For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $22,161,000 and $28,464,000 at March 31, 2002 and 2001, respectively.


NOTE  3  -  NONPERFORMING  ASSETS:
     Loans past due in excess of 90 days and still accruing interest amounted to approximately $116,000 and $136,000 at March 31, 2002 and 2001, respectively. There were no non-accrual or impaired loans at March 31, 2002. At March 31, 2001 the Company had $1.2 million in non-accrual loans which were considered to be impaired under Statement of Financial Accounting Standards 114. The average balance of impaired loans was $1,245,000 for the three month period ended March 31, 2001 and there was no impairment allowance required at that date. Interest income recognized on impaired loans during the first quarter of 2001 was approximately $27,000. Other real estate owned ("OREO") at March 31, 2001 totaled $243,000, while there was no OREO at March 31, 2002.


NOTE  4  -  PER  SHARE  INFORMATION:
     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three months ended March 31, 2002 and 2001. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock dividends as of the earliest period presented.


                                          Three Months Ended March 31,
                                ----------------------------------------------
                                   2002        2002        2001        2001
                                ----------  ----------  ----------  ----------
                                  BASIC      DILUTED      BASIC      DILUTED
                                ----------  ----------  ----------  ----------
Net Income . . . . . . . . . .  $  773,000  $  773,000  $  662,000  $  662,000
                                ----------  ----------  ----------  ----------

Average shares outstanding . .   3,775,370   3,775,370   3,742,795   3,742,795
Effect of Dilutive Securities:
    Stock options. . . . . . .           -     403,752           -     327,115
    Unvested restricted stock.           -      20,190           -      35,089
                                ----------  ----------  ----------  ----------
                                 3,775,370   4,199,312   3,742,795   4,104,999
                                ----------  ----------  ----------  ----------

Per-share amount . . . . . . .  $     0.20  $     0.18  $     0.18  $     0.16


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


At  and  for  the  three  months  ended  March  31,  2002

                             Bank    Finance    Corporate    Total
                           --------  --------  -----------  --------
Interest income . . . . .  $  3,950  $    520         ($5)  $  4,465
Interest expense. . . . .     1,606        45         (40)     1,611
                           --------  --------  -----------  --------
Net interest income . . .     2,344       475          35      2,854
Provision for loan losses        50        75           0        125
Other income. . . . . . .       606        91         (15)       682
Other expenses. . . . . .     1,902       369           2      2,273
                           --------  --------  -----------  --------
Income before taxes . . .       998       122          18      1,138
Income taxes. . . . . . .       313        45           7        365
                           --------  --------  -----------  --------
Net income. . . . . . . .  $    685  $     77  $       11   $    773
                           ========  ========  ===========  ========
Net loans . . . . . . . .  $203,750  $  3,056       ($506)  $206,300
                           ========  ========  ===========  ========
Total assets. . . . . . .  $283,237  $  3,627  $      101   $286,965
                           ========  ========  ===========  ========



At  and  for  the  three  months  ended  March  31,  2001

                             Bank    Finance    Corporate    Total
                           --------  --------  -----------  --------
Interest income . . . . .  $  4,921  $    477        ($20)  $  5,378
Interest expense. . . . .     2,759        79         (70)     2,768
                           --------  --------  -----------  --------
Net interest income . . .     2,162       398          50      2,610
Provision for loan losses        95        33           0        128
Other income. . . . . . .       505        90         (12)       583
Other expenses. . . . . .     1,704       371           4      2,079
                           --------  --------  -----------  --------
Income before taxes . . .       868        84          34        986
Income taxes. . . . . . .       277        34          13        324
                           --------  --------  -----------  --------
Net income. . . . . . . .  $    591  $     50  $       21   $    662
                           ========  ========  ===========  ========
Net loans . . . . . . . .  $179,367  $  3,018       ($657)  $181,728
                           ========  ========  ===========  ========
Total assets. . . . . . .  $255,541  $  3,667       ($719)  $258,489
                           ========  ========  ===========  ========

                          SUMMIT FINANCIAL CORPORATION

                      PART  I.  FINANCIAL  INFORMATION

              ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
            OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the "Company") on Form 10K for the year ended December 31, 2001. Results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results to be attained for any other period.

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

     During the quarter ended March 31, 2002, the Company's net income totaled $773,000 or $.18 per diluted share. This is compared to net income of $662,000 or $.16 per diluted share for the same quarterly period of 2001 or an increase of 17%.

BALANCE  SHEET  ACTIVITY
     Total assets increased $13.9 million or 5.1% from December 31, 2001 to March 31, 2002 to total $287.0 million. Deposits increased approximately $9.3 million or 4.2% during the period totaling $228.1 million. A majority of the increase in deposits was in the time deposit categories which increased $12.9 million, offset somewhat by the $4.6 million decrease in money market accounts during the first quarter of 2002.

     The increase in deposits, combined with $4 million in new Federal Home Loan Bank advances, funded gross loan growth of $2.2 million, and the $12.7 million increase in federal funds sold and interest-bearing deposits during the same period.

ALLOWANCE  FOR  LOAN  LOSSES  AND  NON-PERFORMING  ASSETS
     The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at March 31, 2002. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are trends in portfolio volume, maturity and composition, collateral values, and general economic conditions. Finally, management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved.

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

     The allowance for loan losses totaled $3.0 million, or 1.43% of total loans, at March 31, 2002. This is compared to an allowance of $2.9 million, or 1.42% of total loans, at December 31, 2001. For the quarter ended March 31, 2002, the Company reported net charge-offs of $67,000, or 0.13% (annualized) of average loans. This is compared to net charge-offs of $50,000, or 0.11% (annualized) of average loans, for the comparable quarter of 2001.

          The Company's nonperforming assets consist of loans on nonaccrual basis, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned ("OREO"). Loans past due 90 days and greater totaled $116,000, or 0.06% of gross loans, at March 31, 2002 compared to $136,000, or 0.07% of gross loans, at March 31, 2001. Loans on non-accrual totaled $1.2 million at March 31, 2001. There were no loans on nonaccrual at the 2002 first quarter end. Generally, loans of the Bank are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as non-accrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible.

     There were no loans considered to be impaired under Statement of Financial Accounting Standards 114 and no other real estate owned acquired in partial or total satisfaction of problem loans ("OREO") at March 31, 2002. Impaired loans, which were on non-accrual status, at March 31, 2001, totaled $1.2 million. OREO at March 31, 2001 totaled $243,000.

EARNINGS  REVIEW  FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2002  AND  2001

GENERAL
     The Company reported consolidated net income for the three months ended March 31, 2002 of $773,000, compared to net income of $662,000 for the three months ended March 31, 2001, or an improvement of approximately $111,000 or 17%. Contributors to increased earnings for the first quarter of 2002 were the 13% growth in average earning assets, the 42% reduction in interest expense due to lower cost of funds, and the 17% increase in noninterest income which was primarily in the area of nondeposit product sales. The increases in income were somewhat offset by the 9% increase in overhead associated with the greater number of accounts and higher level of activity at the Bank.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the three months ended March 31, 2002, the Company recorded net interest income of $2.9 million, a 9.3% increase from the net interest income of $2.6 million for the three months ended March 31, 2001. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 13.2% and 13.4% respectively, offset by the 13 basis point decrease in the net interest margin for the Company.

     For the three months ended March 31, 2002 and 2001, the Company's net interest margin was 4.52% and 4.65%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in net interest margin is related primarily to the 246 basis point reduction in the average yield on assets related to the decreasing interest rate environment throughout 2002. The lower yields were offset somewhat by the 277 basis point reduction in the average cost of funds related to maturity of higher priced promotional time deposits which renewed at lower current market rates. During the period between the first quarter of 2001 and 2002, the average prime rate decreased 388 basis points resulting in an average prime rate of 4.75% for the first quarter of 2002 compared to 8.63% for the first quarter of the prior year.

INTEREST  INCOME
     For the three months ended March 31, 2002, the Company's earning assets averaged $264.4 million and had an average yield of 6.99%. This compares to average earning assets of $233.6 million for the first three months of 2001, yielding approximately 9.45%. Thus, the 13.2% increase in volume of average earning assets, offset by the 246 basis point decrease in average yield, accounts for the $913,000 (17.0%) decrease in interest income between the first quarters of 2001 and 2002.

     Gross loans comprised approximately 78% of the Company's average earning assets for the first three months of 2002 and 2001. The majority of the Company's loans are tied to the prime rate (over 60% of the Bank's portfolio is at floating rates at March 31, 2002), which averaged 4.75% and 8.63% for the three months ended March 31, 2002 and 2001, respectively. During the first three months of 2002, loans averaged $207.5 million, yielding an average of 7.37%, compared to $181.8 million, yielding an average of 10.26% for the first three months of 2001. The 289 basis point decrease in the average yield on loans is directly related to the drastic reductions in the general interest rate environment and lower prime lending rate during 2001. The higher level of average loans (which increased 14.1%), was more than offset by the lower average yields and resulted in the reduction in interest income on loans of $831,000 or 18.1%.

     Investment securities averaged $47.0 million or 17.8% of average earning assets and yielded 6.25% (tax equivalent basis) during the first three months of 2002, compared to average securities of $34.2 million yielding 7.09% (tax equivalent basis) for the three months ended March 31, 2001. The decrease in the average yield of the investment portfolio is related to the general declines in market interest rates during 2001, the portfolio mix, and the timing of security calls and maturities which were reinvested in significantly lower current market rate instruments. The 37.6% increase in average securities, offset somewhat by the decrease in yield, resulted in the increase of interest income on securities of $105,000 or 19.7%.

INTEREST  EXPENSE
     The Company's interest expense for the three months ended March 31, 2002 was $1.6 million. The decrease in interest expense of $1.2 million, or 41.8%, from the comparable three months in 2001 of $2.8 million was related to the 13.4% increase in the level of average interest-bearing liabilities being more than offset by the 277 basis point decrease in the average rate on liabilities. Interest-bearing liabilities averaged $223.7 million for the first three months of 2002 with an average rate of 2.92%. This is compared to average interest-bearing liabilities of $197.3 million with an average rate of 5.69% for the three months ended March 31, 2001. The decrease in average rate on liabilities is directly related to the general reductions in market interest rates and the maturities of promotional rate deposits which were renewed or repriced at lower current market rates.

PROVISION  FOR  LOAN  LOSSES
     The provision for loan losses was $125,000 for the first quarter of 2002, compared to $128,000 for the comparable period of 2001. Changes in the provision each year are related to the level of net originations in each period as follows: $2.3 million for the quarter ended March 31, 2002 and $3.9 million for the 2001 quarter. As discussed further under the "Allowance for Loan Losses" section above, other factors influencing the amount charged to the provision each year include (1) trends in and the total amount of past due, classified and nonperforming loans and net chargeoffs, (2) concentrations of credit risk in the loan portfolio, (3) local and national economic conditions and anticipated trends, and (4) the total outstanding loans and charge-off activity of the Finance Company which have higher inherent risk than do loans of the Bank. Although the net originations were lower in the first quarter of 2002, contributing to the higher provision in 2002 was the net charge-off activity of the Finance Company which increased $39,000 or 81.7% between the two quarterly periods. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $682,000 for the three months ended March 31, 2002 compared to $583,000 for the first three months of 2001, or an increase of 17.0%. The increase is primarily related to higher insurance commission and other nondeposit income and higher service charge on deposit accounts. The increases are primarily related to the higher level of activity and transactions of the Bank generating other income in the normal course of business.

     For the three months ended March 31, 2002, noninterest expenses were $2.3 million which is an increase of 9.3% over the amount incurred for the three months ended March 31, 2001 of $2.1 million. The most significant item included in other expenses is salaries, wages and benefits which totaled $1.4 million for the three months ended March 31, 2002 as compared to $1.2 million for the three months ended March 31, 2001. The increase of $142,000 or 11.6% is a result of normal annual raises, higher commission on the increased nondeposit product sales, increased payroll taxes related to the amount and timing of year end bonus payments, group health plan premium rate increases, and four additional support staff added throughout 2001.

     Occupancy and furniture, fixtures, and equipment ("FFE") expenses were up a total of $5,000 or 1.5% between the first three months of 2001 and 2002. There were no significant changes in or additions to property and premises between the two quarterly periods.

     Included  in  the  line  item  "other  operating expenses", which increased
$47,000 or 9.1% from the comparable period of 2001, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The increase is primarily related to higher legal and loan collection expenses ($31,000) related to the nonperforming loans collected in the first quarter of 2002 and increases in advertising expenses ($15,000) related to new marketing campaigns. Other fluctuations related to deposit related expenses which increase in relation to higher levels of accounts.

INCOME  TAXES
     For the three months ended March 31, 2002, the Company reported $365,000 in income tax expense, or an effective tax rate of 32.1%. This is compared to income tax expense of $324,000 for the same period of the prior year, or an effective tax rate of 32.9%.


LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as the subsidiary level. The Company's bank subsidiary must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of short-term borrowings, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, assets which can be easily converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources (exclusive of cash flow on loans) accounted for 16% of average assets for both the three month periods ended March 31, 2002 and 2001, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid. At March 31, 2002, the Company had approximately $27.1 million in available credit under its FHLB and correspondent bank borrowing facilities.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $3.2 million in available liquidity remaining from its initial public offering and the retention of earnings. A total of $2.2 million of this liquidity was advanced to the Finance Company in the form of an intercompany loan to fund its operations as of March 31, 2002. In addition, Summit Financial has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at March 31, 2002. Additional sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, unsecured borrowings from individuals, and management fees and debt service which are paid by its subsidiaries.

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

     As of March 31, 2002, there was no substantial change from the Company's commitments reported as of December 31, 2001. The foregoing disclosures should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.
EFFECT  OF  INFLATION  AND  CHANGING  PRICES
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike most industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect in the financial institution's performance than does the effect of inflation.

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

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At March 31, 2002, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability sensitive position of $23.7 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that over 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement. The Company's asset-sensitive position means that assets reprice faster than the liabilities, which generally results in short-term increases in the net interest income during periods of rising rates and short-term decreases in net interest income when market rates decline.

CAPITAL  RESOURCES
     Total shareholders' equity at March 31, 2002 was $24.9 million or 8.7% of total assets. This is compared to $24.6 million or 9.0% of total assets at December 31, 2001. The $327,000 increase in total shareholders' equity resulted principally from the retention of earnings and stock issued pursuant to the Company's incentive stock option plan, offset partially by the increases in unrealized loss on investments available for sale.

     Book value per share at March 31, 2002 and December 31, 2001 was $6.57 and $6.49, respectively. Tangible book value per share at March 31, 2002 and December 31, 2001 was $6.52 and $6.44, respectively. Tangible book value was less than book value as a result of the purchase premiums associated with branch acquisitions of Freedom Finance.

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

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital as set forth in the table following. Management believes, as of March 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At March 31, 2002 and 2001, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at March 31, 2002 and 2001 as well as the minimum calculated amounts for each regulatory defined category.


                              RISK-BASED CAPITAL CALCULATION

                                                                                TO BE
                                                          FOR CAPITAL       CATEGORIZED
                                                            ADEQUACY          "WELL-
                                            ACTUAL          PURPOSES        CAPITALIZED"
                                        ---------------  --------------  ---------------
                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                        -------  ------  -------  ------  -------  ------
AS OF MARCH 31, 2002
THE COMPANY
Total capital to risk-weighted assets.  $27,986  12.51%  $17,895   8.00%       N.A.
Tier 1 capital to risk-weighted assets  $25,190  11.26%  $ 8,947   4.00%       N.A.
Tier 1 capital to average assets . . .  $25,190   9.02%  $11,171   4.00%       N.A.

THE BANK
Total capital to risk-weighted assets.  $24,473  11.10%  $17,637   8.00%  $22,046  10.00%
Tier 1 capital to risk-weighted assets  $21,717   9.85%  $ 8,818   4.00%  $13,227   6.00%
Tier 1 capital to average assets . . .  $21,717   7.88%  $11,025   4.00%  $13,782   5.00%

AS OF MARCH 31, 2001
THE COMPANY
Total capital to risk-weighted assets.  $24,698  12.19%  $16,205   8.00%       N.A.
Tier 1 capital to risk-weighted assets  $22,166  10.94%  $ 8,102   4.00%       N.A.
Tier 1 capital to average assets . . .  $22,166   8.96%  $ 9,891   4.00%       N.A.

THE BANK
Total capital to risk-weighted assets.  $21,506  10.78%  $15,954   8.00%  $19,942  10.00%
Tier 1 capital to risk-weighted assets  $19,082   9.57%  $ 7,977   4.00%  $11,965   6.00%
Tier 1 capital to average assets . . .  $19,082   7.80%  $ 9,781   4.00%  $12,227   5.00%



ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS
     In July 2001, SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" were issued. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

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

     The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS 142 did not have a material effect on results of operations during the first quarter. As of the date of adoption, the Company's gross carrying amount for goodwill associated with its previous acquisitions totaled $184,000, net of accumulated amortization. For the year ended December 31, 2001, the amortization of goodwill was $157,000 and for the quarter ended March 31, 2001, amortization totaled $39,000. The amortization of goodwill ceased effective January 1, 2002.

     Information regarding the effect of amortization expense and net income of the Company for the quarters ended March 31, 2002 and March 31, 2001 follows:


                              For the Quarters Ended March 31,
                                         2002   2001
                                         -----  -----
Net income as reported. . . . . . . . .  $ 773  $ 662
Goodwill amortization, net of taxes . .      -     26
                                         -----  -----
Adjusted net income . . . . . . . . . .  $ 773  $ 688
                                         =====  =====

Basic earnings per share, as reported .  $0.20  $0.18
Goodwill amortization, net of taxes . .      -      -
                                         -----  -----
Adjusted basic earnings per share . . .  $0.20  $0.18
                                         =====  =====

Diluted earnings per share, as reported  $0.18  $0.16
Goodwill amortization, net of taxes . .      -   0.01
                                         -----  -----
Adjusted diluted earnings per share . .  $0.18  $0.17
                                         =====  =====


     In August 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supercedes SFAS 121, "Accounting for the Impaiment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS 144 on January 1, 2002 with no material effect on the Company.


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

     As of March 31, 2002, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.

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

SUMMIT  FINANCIAL  CORPORATION


Dated:  May  7,  2002

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President
and  Chief  Executive  Officer


Dated:  May  7,  2002

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President
and  Chief  Financial  Officer