Form 10-Q
period 2002-06-30
SUMMIT FINANCIAL CORP
filed 2002-08-13
CIK 856223

FORM  10-Q

              SECURITIES  AND  EXCHANGE  COMMISSION
                   Washington,  D.C.  20549

     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
           OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

       For  The  Quarterly  Period  Ended  June  30,  2002

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

As of July 31, 2002, 3,803,972 shares of $1.00 par value common stock were outstanding.


                               SUMMIT FINANCIAL COPORATION
                        FORM 10-Q FOR QUARTER ENDED JUNE 30, 2002
                   TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT



PART I. FINANCIAL INFORMATION
Item 1.
Consolidated Balance Sheets
     June 30, 2002 and December 31, 2001. . . . . . . . . . . . . . . . . . . . . . .   3
Consolidated Statements of Income
     Three months and six months ended June 30, 2002 and 2001 . . . . . . . . . . . .   4
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
     Six months ended June 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . .   5
Consolidated Statements of Cash Flows
     Six months ended June 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements June 30, 2002. . . . . . . . . .   7

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations  10

Item 3.
Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . .  24


PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26



                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                       June 30,    December 31,
                                                         2002          2001
                                                      ----------  --------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . .  $   8,812   $       8,579
Interest-bearing bank balances . . . . . . . . . . .      4,644             945
Federal funds sold . . . . . . . . . . . . . . . . .      5,409             925
Investments available for sale . . . . . . . . . . .     45,396          47,400
Investment in Federal Home Loan Bank and other stock      2,083           1,733
Loans, net of unearned income and net of
 allowance for loan losses of $3,026 and $2,937. . .    213,048         204,104
Premises and equipment, net. . . . . . . . . . . . .      4,298           4,447
Accrued interest receivable. . . . . . . . . . . . .      1,347           1,393
Other assets . . . . . . . . . . . . . . . . . . . .      3,734           3,571
                                                      ----------  --------------
                                                      $ 288,771   $     273,097
                                                      ==========  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand. . . . . . . . . . . . .  $  31,941   $      29,372
 Interest-bearing demand . . . . . . . . . . . . . .     21,605          21,807
 Savings and money market. . . . . . . . . . . . . .     71,572          85,388
 Time deposits, $100,000 and over. . . . . . . . . .     47,829          41,798
 Other time deposits . . . . . . . . . . . . . . . .     55,477          40,413
                                                      ----------  --------------
                                                        228,424         218,778
FHLB advances. . . . . . . . . . . . . . . . . . . .     31,600          26,900
Other short-term borrowings. . . . . . . . . . . . .          -             500
Accrued interest payable . . . . . . . . . . . . . .        853           1,194
Other liabilities. . . . . . . . . . . . . . . . . .      1,614           1,124
                                                      ----------  --------------
                                                        262,491         248,496
                                                      ----------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000
  shares authorized; issued and
  outstanding 3,803,972 and 3,793,032 shares . . . .      3,804           3,793
 Additional paid-in capital. . . . . . . . . . . . .     18,446          18,409
 Retained earnings . . . . . . . . . . . . . . . . .      3,952           2,379
 Accumulated other comprehensive income, net of tax.        198             203
 Nonvested resticted stock . . . . . . . . . . . . .       (120)           (183)
                                                      ----------  --------------
     Total shareholders' equity. . . . . . . . . . .     26,280          24,601
                                                      ----------  --------------
                                                      $ 288,771   $     273,097
                                                      ==========  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                         SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                         (Dollars, except per share data, in Thousands)
                                         (Unaudited)

                                            For the Quarters Ended   For the Six Months Ended
                                                       June 30,                June 30,
                                               ----------------------  ----------------------
                                                  2002        2001        2002        2001
                                               ----------  ----------  ----------  ----------
Interest Income:
 Loans. . . . . . . . . . . . . . . . . . . .  $    3,765  $    4,383  $    7,533  $    8,982
 Taxable investment securities. . . . . . . .         445         435         907         835
 Nontaxable investment securities . . . . . .         181         131         355         262
 Federal funds sold . . . . . . . . . . . . .          20          66          41         219
 Other. . . . . . . . . . . . . . . . . . . .          42          70          82         165
                                               ----------  ----------  ----------  ----------
                                                    4,453       5,085       8,918      10,463
                                               ----------  ----------  ----------  ----------
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . .       1,147       2,287       2,357       4,795
 Other. . . . . . . . . . . . . . . . . . . .         393         245         794         505
                                               ----------  ----------  ----------  ----------
                                                    1,540       2,532       3,151       5,300
                                               ----------  ----------  ----------  ----------
     Net interest income. . . . . . . . . . .       2,913       2,553       5,767       5,163
Provision for loan losses . . . . . . . . . .         225         209         350         337
                                               ----------  ----------  ----------  ----------
     Net interest income after
      provision for loan losses . . . . . . .       2,688       2,344       5,417       4,826
                                               ----------  ----------  ----------  ----------
Noninterest income:
 Service charges and fees on deposit accounts         144         103         271         202
 Credit card service fees and income. . . . .         125         120         237         225
 Insurance commission fee income. . . . . . .         141         129         360         249
 Gain on sale of securities . . . . . . . . .          30          78          45          90
 Other income . . . . . . . . . . . . . . . .         222         259         431         506
                                               ----------  ----------  ----------  ----------
                                                      662         689       1,344       1,272
                                               ----------  ----------  ----------  ----------
Noninterest expenses:
 Salaries, wages and benefits . . . . . . . .       1,334       1,207       2,701       2,432
 Occupancy. . . . . . . . . . . . . . . . . .         160         171         319         339
 Furniture, fixtures and equipment. . . . . .         166         174         349         342
 Other expenses . . . . . . . . . . . . . . .         518         490       1,082       1,008
                                               ----------  ----------  ----------  ----------
                                                    2,178       2,042       4,451       4,121
                                               ----------  ----------  ----------  ----------
Income before income taxes. . . . . . . . . .       1,172         991       2,310       1,977
Provision for income taxes. . . . . . . . . .         372         317         737         641
                                               ----------  ----------  ----------  ----------
Net income. . . . . . . . . . . . . . . . . .  $      800  $      674  $    1,573  $    1,336
                                               ==========  ==========  ==========  ==========

Net income per share:
   Basic. . . . . . . . . . . . . . . . . . .  $      .21  $      .18  $      .42  $      .36
   Diluted. . . . . . . . . . . . . . . . . .  $      .19  $      .16  $      .37  $      .32
Average shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . .   3,783,000   3,741,000   3,779,000   3,747,000
   Diluted. . . . . . . . . . . . . . . . . .   4,323,000   4,109,000   4,261,000   4,112,000

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                    SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                (Dollars in Thousands)
                                                     (Unaudited)

                                                                          Accumulated
                                                                             other
                                                Additional               comprehensive    Nonvested        Total
                                      Common     paid-in     Retained       (loss)       restricted    shareholders'
                                      stock      capital     earnings     income, net       stock         equity
                                     --------  ------------  ---------  ---------------  -----------  ---------------
Balance at December 31, 2000. . . .  $ 3,598   $    16,803   $   1,425  $           32        ($330)  $       21,528
Net income for the six months
 ended June 30, 2001. . . . . . . .        -             -       1,336               -            -            1,336
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding gains arising
  during the period, net
  of tax of $97 . . . . . . . . . .        -             -           -             168            -                -
 Less: reclassification adjustment
  for gains included in net
  income, net of tax of $31 . . . .        -             -           -             (59)           -                -
                                                                        ---------------
 Other comprehensive income . . . .        -             -           -             109            -              109
                                                                        ---------------               ---------------
Comprehensive income. . . . . . . .        -             -           -               -            -            1,445
                                                                                                      ---------------
Forfeiture of common stock issued
 pursuant to restricted stock plan.       (2)          (19)          -               -           21                -
Amortization of deferred
 compensation on restricted stock .        -             -           -               -           62               62
                                     --------  ------------  ---------  ---------------  -----------  ---------------
Balance at June 30, 2001. . . . . .  $ 3,596   $    16,784   $   2,761  $          141        ($247)  $       23,035
                                     ========  ============  =========  ===============  ===========  ===============


Balance at December 31, 2001. . . .  $ 3,793   $    18,409   $   2,379  $          203        ($183)  $       24,601
Net income for the six months
 ended June 30, 2002. . . . . . . .        -             -       1,573               -            -            1,573
Other comprehensive loss:
Unrealized gain on securities:
 Unrealized holding gains arising
  during the period, net
  of tax of $13 . . . . . . . . . .        -             -           -              23            -                -
 Less: reclassification adjustment
  for gains included in net
  income, net of tax of ($17) . . .        -             -           -             (28)           -                -
                                                                        ---------------
 Other comprehensive loss . . . . .        -             -           -              (5)           -               (5)
                                                                        ---------------               ---------------
Comprehensive income. . . . . . . .        -             -           -               -            -            1,568
                                                                                                      ---------------
Stock options exercised . . . . . .       11            37           -               -            -               48
Amortization of deferred
 compensation on restricted stock .        -             -           -               -           63               63
                                     --------  ------------  ---------  ---------------  -----------  ---------------
Balance at June 30, 2002. . . . . .  $ 3,804   $    18,446   $   3,952  $          198        ($120)  $       26,280
                                     ========  ============  =========  ===============  ===========  ===============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                       For  the  Six  Months  Ended
                                                                    June 30,
                                                               --------------------
                                                                 2002       2001
                                                               ---------  ---------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,573   $  1,336
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . . .       350        337
    Depreciation and amortization . . . . . . . . . . . . . .       260        240
    Gain on sale of equipment and vehicles. . . . . . . . . .         -        (28)
    Gain on sale securities available for sale. . . . . . . .       (45)       (90)
    Net amortization of net premium on investments. . . . . .        86         54
    Amortization of deferred compensation on restricted stock        63         62
    Decrease in other assets. . . . . . . . . . . . . . . . .        26        183
    Increase (decrease) in other liabilities. . . . . . . . .       149        (20)
    Deferred income taxes . . . . . . . . . . . . . . . . . .      (139)       (81)
                                                               ---------  ---------
Net cash provided by operating activities . . . . . . . . . .     2,323      1,993
                                                               ---------  ---------

Cash flows from investing activities:
  Purchases of securities available for sale. . . . . . . . .   (10,873)   (12,844)
  Proceeds from maturities of securities available for sale .     4,898      4,165
  Proceeds from sales of securities available for sale. . . .     7,929      3,046
  Purchases of investments in FHLB and other stock. . . . . .      (350)         -
  Net increase in loans . . . . . . . . . . . . . . . . . . .    (9,294)   (22,015)
  Purchases of premises and equipment . . . . . . . . . . . .      (111)    (1,330)
  Proceeds from sale of equipment and vehicles. . . . . . . .         -         57
                                                               ---------  ---------
Net cash used in investing activities . . . . . . . . . . . .    (7,801)   (28,921)
                                                               ---------  ---------

Cash flows from financing activities:
  Net increase in deposit accounts. . . . . . . . . . . . . .     9,646      5,317
  Net decrease in other short-term borrowings . . . . . . . .      (500)         -
  Proceeds from FHLB advances . . . . . . . . . . . . . . . .    11,000     10,000
  Repayments of FHLB advances . . . . . . . . . . . . . . . .    (6,300)    (6,000)
  Proceeds from employee stock options exercised. . . . . . .        48          -
                                                               ---------  ---------
Net cash provided by financing activities . . . . . . . . . .    13,894      9,317
                                                               ---------  ---------
Net increase (decrease) in cash and cash equivalents. . . . .     8,416    (17,611)
Cash and cash equivalents, beginning of period. . . . . . . .    10,449     29,395
                                                               ---------  ---------
Cash and cash equivalents, end of period. . . . . . . . . . .  $ 18,865   $ 11,784
                                                               =========  =========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest. . . . . . . . . . .  $  3,492   $  5,415
Cash paid during the period for income taxes. . . . . . . . .  $    687   $    663
Change in fair market value of investment securities
 available for sale, net of income taxes. . . . . . . . . . .       ($5)  $    109

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                          SUMMIT FINANCIAL CORPORATION
     CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  JUNE 30, 2002

NOTE  1  -  BASIS  OF  PRESENTATION:
     Summit Financial Corporation (the "Company"), a South Carolina corporation, is the parent holding company for Summit National Bank (the "Bank"), a nationally chartered bank, and Freedom Finance, Inc. (the "Finance Company"), a consumer finance company.

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

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at June 30, 2002 and for the three month and six month periods ended June 30, 2002 and 2001 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2002, and the results of operations and cash flows for the periods ended June 30, 2002 and 2001 have been included. The results for the three month or six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE  2  -  CASH  FLOW  INFORMATION:
          For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $18,865,000 and $11,784,000 at June 30, 2002 and 2001, respectively.


NOTE  3  -  NONPERFORMING  ASSETS:
     Loans past due in excess of 90 days and still accruing interest amounted to approximately $90,000 and $153,000 at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 and December 31, 2001 the Company had approximately $213,000 and $1.2 million, respectively, in non-accrual loans. There were no impaired loans at June 30, 2002. Approximately $1.0 million of the non-accrual loans at December 31, 2001 was considered to be impaired under Statement of Financial Accounting Standards 114. The average balance of impaired loans was $1,099,000 for the year ended December 31, 2001 and there was no impairment allowance required at that date. Interest income recognized on impaired loans during 2001 was approximately $35,000. There was no other real estate owned at June 30, 2002 or December 31, 2001.

NOTE  4  -  PER  SHARE  INFORMATION:
     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the quarter and the six months ended June 30, 2002 and 2001. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock dividends as of the earliest period presented. (All numbers, except per share data, in thousands).


                                         For the Quarters Ended June 30,
                                   2002        2002        2001        2001
                                ----------  ----------  ----------  ----------
                                  BASIC      DILUTED      BASIC      DILUTED
                                ----------  ----------  ----------  ----------
Net Income . . . . . . . . . .  $  800,000  $  800,000  $  674,000  $  674,000
                                ----------  ----------  ----------  ----------

Average shares outstanding . .   3,782,584   3,782,584   3,740,940   3,740,940
Effect of Dilutive Securities:
    Stock options. . . . . . .           -     519,850           -     333,136
    Unvested restricted stock.           -      20,190           -      35,089
                                ----------  ----------  ----------  ----------
                                 3,782,584   4,322,624   3,740,940   4,109,165
                                ----------  ----------  ----------  ----------
Per-share amount . . . . . . .  $     0.21  $     0.19  $     0.18  $     0.16
                                ==========  ==========  ==========  ==========



                                      For the Six Months Ended June 30,
                                   2002        2002        2001        2001
                                ----------  ----------  ----------  ----------
                                  BASIC      DILUTED      BASIC      DILUTED
                                ----------  ----------  ----------  ----------
Net Income . . . . . . . . . .  $1,573,000  $1,573,000  $1,336,000  $1,336,000
                                ----------  ----------  ----------  ----------

Average shares outstanding . .   3,778,997   3,778,997   3,746,863   3,746,863
Effect of Dilutive Securities:
    Stock options. . . . . . .           -     462,121           -     330,142
    Unvested restricted stock.           -      20,190           -      35,089
                                ----------  ----------  ----------  ----------
                                 3,778,997   4,261,308   3,746,863   4,112,094
                                ----------  ----------  ----------  ----------
Per-share amount . . . . . . .  $     0.42  $     0.37  $     0.36  $     0.32
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


                               For  the  quarter ended                At and for the six months ended
                                    June 30, 2002                              June 30,2002
                           ------------------------------------   -----------------------------------------
                            Bank   Finance    Corporate   Total     Bank    Finance    Corporate    Total
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Interest income . . . . .  $4,001  $    460         ($8)  $4,453  $  7,951  $    980        ($13)  $  8,918
Interest expense. . . . .   1,537        46         (43)   1,540     3,143        91         (83)     3,151
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Net interest income . . .   2,464       414          35    2,913     4,808       889          70      5,767
Provision for loan losses     145        80           -      225       195       155           -        350
Other income. . . . . . .     600        77         (15)     662     1,206       168         (30)     1,344
Other expenses. . . . . .   1,834       339           5    2,178     3,736       708           7      4,451
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Income before taxes . . .   1,085        72          15    1,172     2,083       194          33      2,310
Income taxes. . . . . . .     340        27           5      372       653        72          12        737
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Net income. . . . . . . .  $  745  $     45  $       10   $  800  $  1,430  $    122  $       21   $  1,573
                           ======  ========  ===========  ======  ========  ========  ===========  ========
Net loans                                                         $210,986  $  3,228     ($1,166)  $213,048
                                                                  ========  ========  ===========  ========
Total assets                                                      $285,405  $  3,816       ($450)  $288,771
                                                                  ========  ========  ===========  ========



                               For  the  quarter ended                At and for the six months ended
                                    June 30, 2001                              June 30,2001
                           ------------------------------------   -----------------------------------------
                            Bank   Finance    Corporate   Total     Bank    Finance    Corporate    Total
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Interest income . . . . .  $4,672  $    427        ($14)  $5,085  $  9,593  $    904        ($34)  $ 10,463
Interest expense. . . . .   2,523        70         (61)   2,532     5,282       149        (131)     5,300
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Net interest income . . .   2,149       357          47    2,553     4,311       755          97      5,163
Provision for loan losses     155        54           -      209       250        87           -        337
Other income. . . . . . .     618        83         (12)     689     1,123       173         (24)     1,272
Other expenses. . . . . .   1,677       363           2    2,042     3,381       734           6      4,121
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Income before taxes . . .     935        23          33      991     1,803       107          67      1,977
Income taxes. . . . . . .     299         8          10      317       576        42          23        641
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Net income. . . . . . . .  $  636  $     15  $       23   $  674  $  1,227  $     65  $       44   $  1,336
                           ======  ========  ===========  ======  ========  ========  ===========  ========
Net loans                                                         $197,283  $  3,160       ($804)  $199,639
                                                                  ========  ========  ===========  ========
Total assets                                                      $257,680  $  3,809       ($870)  $260,619
                                                                  ========  ========  ===========  ========

                          SUMMIT FINANCIAL CORPORATION

                        PART  I.  FINANCIAL  INFORMATION

               ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
             OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the "Company") on Form 10K for the year ended December 31, 2001. Results of operations for the three month and six month periods ended June 30, 2002 are not necessarily indicative of results to be attained for any other period.

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

     During the quarter ended June 30, 2002, the Company's net income totaled $800,000 or $.19 per diluted share. This is compared to net income of $674,000 or $.16 per diluted share for the same quarterly period of 2001. For the first six months of 2002, the Company reported net income of $1,573,000 or $0.37 per diluted share, an improvement of approximately $237,000 or 18% from the net income for the first six months of 2001 of $1,336,000 or $0.32 per diluted share.

BALANCE  SHEET  ACTIVITY
     Total assets increased $15.7 million or 6% from December 31, 2001 to June 30, 2002. Deposits increased approximately $9.6 million or 4% during the period. A majority of the increase in deposits was in time deposits, which increased $21.1 million related primarily to promotional offerings during the period. This increase was partially offset by decreases in the money market deposit category of $13.8 million. Gross loan growth of $9.0 million (4%) was funded by the increase in deposits. Increases in FHLB advances of $4.7 million funded increases in liquidity, primarily in federal funds sold which was $4.5 million higher at June 30, 3002 than at year end.

ALLOWANCE  FOR  LOAN  LOSSES
     The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at June 30, 2002. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are trends in portfolio volume, maturity and composition, collateral values, and general economic conditions. Finally, management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved.

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

     The allowance for loan losses totaled $3.0 million, or 1.40% of total loans, at June 30, 2002. This is compared to an allowance of $2.9 million, or 1.42% of total loans, at December 31, 2001. For the quarter ended June 30, 2002, the Company reported net charge-offs of $195,000, or 0.37% (annualized) of average loans. This is compared to net charge-offs of $104,000, or 0.22% (annualized) of average loans, for the comparable quarter of 2001.

NONPERFORMING  ASSETS  AND  POTENTIAL  PROBLEM  LOANS
          The Company's nonperforming assets consist of loans on nonaccrual basis, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned. Loans past due 90 days and greater totaled $90,000, or 0.04% of gross loans, at June 30, 2002 compared to $153,000, or 0.07% of gross loans, at December 31, 2001. Loans on non-accrual totaled $213,000 and $1.2 million at June 30, 2002 and December 31, 2001, respectively. Generally, loans of the Bank are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as non-accrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible.

     There were no loans considered to be impaired under Statement of Financial Accounting Standards 114 and no other real estate owned acquired in partial or total satisfaction of problem loans ("OREO") at June 30, 2002. Impaired loans, which were on non-accrual status, at December 31, 2001, totaled $1.0 million. There was no OREO at December 31, 2001.

     Management maintains a list of potential problem loans which includes nonaccrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by external audits or regulatory examinations) as "substandard", "doubtful", or "loss". A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans determined to be potential problem loans based upon management's internal designations at June 30, 2002 and December 31, 2001, was $2.9 million or 1.4% of the total loans outstanding and $2.5 million or 1.2% of the loan portfolio, respectively. The amount of potential problem loans at June 30, 2002 does not represent management's estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. Management believes that the allowance for loan losses as of June 30, 2002 was adequate to absorb any losses related to the nonperforming loans and problem loans as of that date.

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

RESULTS  OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED JUNE 30, 2002 AND 2001

GENERAL
     The Company reported consolidated net income for the quarter ended June 30, 2002 of $800,000, compared to net income of $674,000 for the quarter ended June 30, 2001, or an improvement of approximately $126,000 or 19%. The primary factor in the increased earnings was a significant reduction in the interest expense due to lower cost of funds as higher priced promotional time deposits have matured and renewed at lower current market rates. The other primary contributor to the higher net income for the second quarter of 2002 was the 11% growth in average earning assets. The increases in income were somewhat offset by the 4% decrease in other income and the 7% increase in overhead associated with the greater number of accounts and higher level of activity at the Bank.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended June 30, 2002, the Company recorded consolidated net interest income of $2.9 million, a 14% increase from the net interest income of $2.6 million for the quarter ended June 30, 2001. The increase in this amount is related to the increase in the average earning asset and interest-bearing liability volume of the Company of 11% each, combined with the 14 basis point increase in the net interest margin for the Company between the second quarter of 2001 and 2002.

     For the quarter ended June 30, 2002 and 2001, the Company's consolidated net interest margin was 4.49% and 4.35%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is primarily related to the 227 basis point reduction in the average cost of funds resulting from the decreasing interest rate environment and repricing of maturing time deposits. The cost of funds decrease was offset somewhat by the 177 basis point decrease in the average yield on assets during the same period related primarily to the lower prime interest rate. During the second quarter of 2002, the average prime rate decreased 259 basis points compared to the second quarter of 2001, resulting in an average prime rate of 4.75% for the second quarter of 2002 compared to 7.34% for the quarter ended June 30, 2001.

INTEREST  INCOME
     For the quarter ended June 30, 2002, the Company's earning assets averaged $ 268.7 million and had an average tax-equivalent yield of 6.79%. This compares to average earning assets of $241.4 million for the second quarter of 2001, yielding approximately 8.56%. Thus, the 11% increase in volume of average earning assets, offset by the 177 basis point decrease in average yield, accounts for the $632,000 (12%) decrease in interest income between the second quarter of 2002 and 2001.

     Average loans comprised approximately 79% of the Company's average earning assets for the both the second quarters of 2002 and 2001. The majority of the Company's loans are tied to the prime rate (over 60% of the Bank's portfolio is at floating rates at June 30, 2002), which averaged 4.75% and 7.34% for the quarters ended June 30, 2002 and 2001, respectively. During the second quarter of 2002, consolidated loans averaged $211.8 million, yielding an average of 7.13%, compared to $190.7 million, yielding an average of 9.22% for the second quarter of 2001. The 209 basis point decrease in the average yield on loans is primarily related to the lower prime lending rate and the general decline in interest rates. The higher level of average loans (which increased 11%), was more than offset by the decrease in average rate, and resulted in the lower consolidated interest income on loans of $618,000 or 14%.

     Investment securities averaged $46.4 million or 17% of average earning assets and yielded 6.21% (tax equivalent basis) during the second quarter of 2002, compared to average securities of $39.1 million yielding 6.49% (tax equivalent basis) for the quarter ended June 30, 2001. The decrease in the average yield of the investment portfolio is related to the general decline in market interest rates during 2001, portfolio mix, and the timing of security maturities, calls, and sales which were reinvested in lower current market rate instruments. The 19% increase in average securities, offset somewhat by the reduction in average rate of 28 basis points, resulted in the increase of interest income on securities of $60,000 or 11%.

INTEREST  EXPENSE
     The Company's interest expense for the quarter ended June 30, 2002 was $1.5 million. The decrease of 39% from the comparable quarter in 2001 of $2.5 million was directly related to the 11% increase in volume of average interest-bearing liabilities, which was more than offset by the 227 basis point decrease in the average rate on liabilities. Interest-bearing liabilities averaged $225.7 million for the second quarter of 2002 with an average rate of 2.74%. This is compared to average interest-bearing liabilities of $202.5 million with an average rate of 5.01% for the quarter ended June 30, 2001. The decrease in average rate on liabilities is directly related to the general decreasing interest rate environment and the repricing of deposits at lower current market rates.

PROVISION  FOR  LOAN  LOSSES
     The provision for loan losses was $225,000 for the second quarter of 2002, compared to $209,000 for the comparable period of 2001. Changes in the provision each year are generally related to the level of net originations in each period as follows: $7.0 million for the quarter ended June 30, 2002 and $18.1 million for the 2001 quarter. As discussed further under the "Allowance for Loan Losses" section above, other factors influencing the amount charged to the provision each year include (1) trends in and the total amount of past due, classified and nonperforming loans and net chargeoffs, (2) concentrations of credit risk in the loan portfolio, (3) local and national economic conditions and anticipated trends, and (4) the total outstanding loans and charge-off activity of the Finance Company which have higher inherent risk than do loans of the Bank. Although the net originations were lower in the second quarter of 2002 as compared to the prior year, the higher provision in 2002 was related to the increase in net charge-off activity of both the Bank and the Finance Company which increased $90,000 or 87% between the two quarterly periods. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $662,000 for the quarter ended June 30, 2002 compared to $689,000 for the second quarter of 2001, or an decrease of 4%. Increases in service charges ($41,000 increase), credit card/merchant fees ($5,000 increase), and insurance commissions from nondeposit product sales ($12,000 increase) were related to higher levels of activity and number of accounts at the Bank. These increases were more than offset by decreases in the volume of sales of investments securities generating gains on sales and lower mortgage origination and loan referral fees during the second quarter of 2002 as compared with the prior year.

     For the quarter ended June 30, 2002, noninterest expenses were $2.2 million which is an increase of 7% over the amount incurred for the quarter ended June 30, 2001 of $2.0 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $1.3 million for the quarter ended June 30, 2002 as compared to $1.2 million for the quarter ended June 30, 2001. The increase of $127,000 or 11% is a result of normal annual raises, higher commissions on nondeposit sales, approximately 8 additional full-time equivalent staff, primarily related to the fully operational branch in Spartanburg, and increases in group insurance and other benefit costs.

     Occupancy and furniture, fixtures, and equipment ("FFE") expenses decreased $19,000 or 6% between the second quarter of 2002 and 2001. There were no significant changes in or additions to property and premises between the two quarterly periods.

     Included in the line item "other expenses", which increased $28,000 or 6% from the comparable period of 2001, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The increase is primarily related to higher level of activity, the additional branch location, increases in advertising for deposit promotions and advertising campaigns, and higher legal and consultant expenses incurred in 2002.


INCOME  TAXES
     For the quarter ended June 30, 2002, the Company reported $372,000 in income tax expense, or an effective tax rate of 31.7%. This is compared to income tax expense of $317,000 for the same period of the prior year, or an effective tax rate of 32.0%.


RESULTS  OF  OPERATIONS  -- COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND
2001

GENERAL
     The Company reported consolidated net income for the six months ended June 30, 2002 of $1,573,000, compared to net income of $1,336,000 for the six months ended June 30, 2001, or an improvement of approximately $237,000 or 18%. The primary factor in the increased earnings from the same period of the prior year was the significant reduction in interest expense due to the lower cost of funds as higher priced promotional time deposits have matured and renewed at lower current market rates. The other primary contributors to higher net income for the six months ended June 30, 2002 as compared with the prior year was the 12% growth in average earning assets and the 6% increase in other income. These increases were somewhat offset by the 8% increase in overhead associated with the greater number of accounts and higher level of activity at the Bank.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the six months ended June 30, 2002, the Company recorded consolidated net interest income of $5.8 million, a 12% increase from the net interest income of $5.2 million for the six months ended June 30, 2001. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 12% each.

     For both the six months ended June 30, 2002 and 2001, the Company's consolidated net interest margin was 4.50%. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The net interest margin did not change between the 2001 and 2002 periods because decreases in the average yield on assets due to a lower prime interest rate were offset by reductions in the cost of funds related to the declining interest rate environment and the repricing of maturing time deposits.

INTEREST  INCOME
     For the six months ended June 30, 2002, the Company's earning assets averaged $266.7 million and had an average yield of 6.88%. This compares to average earning assets of $237.6 million for the first six months of 2001, yielding approximately 8.99%. Thus, the 12% increase in volume of average earning assets, which was more than offset by the 211 basis point decrease in average yield, accounts for the $1.5 million (15%) decrease in interest income between 2002 and 2001.

     Consolidated loans averaged approximately 79% and 78% of the Company's average earning assets for the first six months of 2002 and 2001, respectively. The majority of the Company's loans are tied to the prime rate (over 60% of the Bank's portfolio is at floating rates at June 30, 2002), which averaged 4.75% and 7.98% for the six months ended June 30, 2002 and 2001, respectively. During the first six months of 2002, consolidated loans averaged $209.7 million, yielding an average of 7.25%, compared to $186.4 million, yielding an average of 9.72% for the first six months of 2001. The 247 basis point decrease in the average yield on loans is primarily related to the lower prime lending rate which decreased 323 basis points between 2001 and 2002. The higher level of average loans (which increased 13%), offset by the decrease in average rate, resulted in a decrease in consolidated interest income on loans of $1.4 million or 16%.

     Investment securities averaged $46.9 million or 18% of average earning assets and yielded 6.21% (tax equivalent basis) during the first six months of 2002, compared to average securities of $36.7 million yielding 6.77% (tax equivalent basis) for the six months ended June 30, 2001. The decrease in average yield on the investment portfolio of 56 basis points is related to the general decline in market interest rates during 2001, portfolio mix, and the timing of security maturities, calls, and sales which were reinvested in lower current market rate instruments. The 28% increase in volume of investment securities, offset somewhat by the reduction in average rate, resulted in the increase in interest income on securities of $165,000 or 15%.

INTEREST  EXPENSE
     The Company's interest expense for the six months ended June 30, 2002 was $3.2 million. The decrease of 41% from the comparable six months in 2001 of $5.3 million was related to the 12% increase in the volume of average interest-bearing liabilities, which was more than offset by the 251 basis point decrease in the average rate on liabilities. Interest-bearing liabilities averaged $224.7 million for the first six months of 2002 with an average rate of 2.83%. This is compared to average interest-bearing liabilities of $200.0 million with an average rate of 5.34% for the six months ended June 30, 2001. The decrease in average rate on liabilities is directly related to the general decreasing interest rate environment and the repricing of deposits at lower current market rates.

PROVISION  FOR  LOAN  LOSSES
     As previously discussed under the quarterly analysis, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio.

     Included in the net income for the six months ended June 30, 2002 is a provision for loan losses of $350,000 compared to a provision of $337,000 for the same period of 2001. Factors impacting the amount charged to the provision each period, in addition to the level of net originations, are the increases in past due, classified and problem loans; concentrations of credit risk in the loan portfolio; local and national economic conditions and anticipated trends; and the total outstanding loans and charge-off activity of the Finance Company which generally have higher inherent risk than do loans of the Bank. Although the net originations were lower for the first six months of 2002 as compared to the prior year ($9.6 million in 2002 versus $22.0 million in 2001), the higher provision in 2002 was related to the increase in net charge-off activity of both the Bank and the Finance Company which increased $108,000 (70%) between the comparable periods of 2002 and 2001. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses inherent in the loan portfolio and are adjusted as necessary.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $1.34 million for the six months ended June 30, 2002 compared to $1.27 million for the first six months of 2001, or an increase of 6%. Increases in service charges ($69,000 increase), credit card/merchant fees ($12,000 increase) and insurance commission fees from nondeposit product sales ($111,000 increase) accounted for a majority of the higher other income. The increases are primarily related to the higher levels of activity and transactions of the Bank generating other income in the normal course of business. These increases were somewhat offset by decreases in the volume of investment security sales generating gains on sales and lower mortgage originations and loan referral fees during 2002.

     For the six months ended June 30, 2002, total noninterest expenses were $4.5 million which is an increase of 8% over the amount incurred for the six months ended June 30, 2001 of $4.1 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $2.7 million for the six months ended June 30, 2002 as compared to $2.4 million for the six months ended June 30, 2001. The increase of $269,000 or 11% is a result of normal annual raises, higher commissions on nondeposit sales, approximately 8 additional full-time equivalent staff primarily related to the fully operational branch in Spartanburg, and increases in group insurance and other benefit costs.

     Occupancy and furniture, fixtures, and equipment ("FFE") expenses decreased a total of $13,000 or 2% between the first six months of 2002 and 2001. There were no significant changes in or additions to property and premises between the two periods.

     Included in the line item "other expenses", which increased $74,000 or 7% from the comparable period of 2001, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The increase is primarily related to higher levels of activity and numbers of accounts at the Bank, the additional branch location, increases in advertising for deposit promotion campaigns, and higher legal and consultant expenses incurred in 2002.

INCOME  TAXES
     For the six months ended June 30, 2002, the Company reported $737,000 in income tax expense, or an effective tax rate of 31.9%. This is compared to income tax expense of $641,000 for the same period of the prior year, or an effective tax rate of 32.4%.


LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as the subsidiary level. The Company's bank subsidiary must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of short-term borrowings, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, assets which can be easily converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources (exclusive of cash flow on loans) accounted for approximately 14% and 15% of average assets for the six month periods ended June 30, 2002 and 2001, respectively. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid. At June 30, 2002, the Company had approximately $42.0 million in available credit under its FHLB and correspondent bank federal funds borrowing facilities.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $3.3 million in available liquidity remaining from its initial public offering and the retention of earnings. A total of $2.2 million of this liquidity was advanced to the Finance Company in the form of an intercompany loan to fund its operations as of June 30, 2002. In addition, Summit Financial has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at June 30, 2002. Additional sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, unsecured borrowings from individuals, and management fees and debt service which are paid by its subsidiaries.

     Liquidity needs of Freedom Finance, primarily for the funding of loan originations, acquisitions, and operating expenses, have been met to date through the initial capital investment of $500,000 made by Summit Financial, borrowings from an unrelated private investor, and line of credit facilities provided by Summit Financial and Summit National Bank, its sister company.

     The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.


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

     At June 30, 2002 and December 31, 2001 the Company's commitments to extend additional credit totaled approximately $54.7 million and $47.2 million, respectively. Included in the total commitments were approximately $3.4 million and $2.8 million at June 30, 2002 and December 31, 2001, respectively, which represent commitments to extend credit at fixed rates of interest. Commitments to extend credit at fixed rates expose the Company to some degree of interest rate risk. Included in the Company's total commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $5.0 million and $4.8 million at June 30, 2002 and December 31, 2001, respectively. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.


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

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At June 30, 2002, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability-sensitive position of $22.0 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset-sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that over 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement. The Company's asset-sensitive position means that assets reprice faster than the liabilities, which generally results in short-term increases in the net interest income during periods of rising rates and short-term decreases in net interest income when market rates decline.


CAPITAL  RESOURCES
     Total shareholders' equity at June 30, 2002 was $26.3 million or 9.1% of total assets. This is compared to $24.6 million or 9.0% of total assets at December 31, 2001. The $1.7 million increase in total shareholders' equity resulted principally from the retention of earnings and proceeds from employees' exercises of stock options.

     Book value per share at June 30, 2002 and December 31, 2001 was $6.91 and $6.49, respectively. Tangible book value per share at June 30, 2002 and December 31, 2001 was $6.86 and $6.44, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions of Freedom Finance which were accounted for as purchases.

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

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital as set forth in the table following. Management believes, as of June 30, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At June 30, 2002 and 2001, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at June 30, 2002 and 2001 as well as the minimum calculated amounts for each regulatory defined category.


                              RISK-BASED CAPITAL CALCULATION

                                                                               TO BE
                                                          FOR CAPITAL       CATEGORIZED
                                                            ADEQUACY           "WELL-
                                             ACTUAL         PURPOSES        CAPITALIZED"
                                        --------------   --------------   ---------------
                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                        -------  ------  -------  ------  -------  ------
AS OF JUNE 30, 2002
THE COMPANY
Total capital to risk-weighted assets.  $28,903  12.51%  $18,487   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $26,014  11.26%  $ 9,244   4.00%  N.A.
Tier 1 capital to average assets . . .  $26,014   9.25%  $11,244   4.00%  N.A.

THE BANK
Total capital to risk-weighted assets.  $25,247  11.06%  $18,263   8.00%  $22,829  10.00%
Tier 1 capital to risk-weighted assets  $22,461   9.84%  $ 9,132   4.00%  $13,698   6.00%
Tier 1 capital to average assets . . .  $22,461   8.09%  $11,099   4.00%  $13,874   5.00%

AS OF JUNE 30, 2001
THE COMPANY
Total capital to risk-weighted assets.  $25,546  11.98%  $17,064   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $22,880  10.73%  $ 8,532   4.00%  N.A.
Tier 1 capital to average assets . . .  $22,880   9.09%  $10,067   4.00%  N.A.

THE BANK
Total capital to risk-weighted assets.  $22,249  10.57%  $16,836   8.00%  $21,045  10.00%
Tier 1 capital to risk-weighted assets  $19,717   9.37%  $ 8,418   4.00%  $12,627   6.00%
Tier 1 capital to average assets . . .  $19,717   7.92%  $ 9,953   4.00%  $12,441   5.00%


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

The Company was required to adopt the provisions of SFAS 141 immediately and has adopted SFAS 142 effective January 1, 2002. SFAS 141 requires that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and goodwill that were acquired in any prior purchase business combination and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principles in the first interim period.

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

     The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS 142 did not have a material effect on results of operations during the first quarter. As of the date of adoption, the Company's gross carrying amount for goodwill associated with its previous acquisitions totaled $184,000, net of accumulated amortization. For the year ended December 31, 2001, the amortization of goodwill was $157,000 and for the quarter ended June 30, 2001, amortization totaled $39,000, and for the six months ended June 30, 2001 amortization totaled $78,000. The amortization of goodwill ceased effective January 1, 2002.

Information regarding the effect of amortization expense and net income of the Company for the quarters and the six months ended June 30, 2002 and June 30, 2001 follows:


                                           For the        For the
                                           Quarter       Six Months
                                            Ended          Ended
                                           June 30,       June 30,
                                        ------------   --------------
                                         2002   2001    2002    2001
                                         -----  -----  ------  ------
Net income as reported. . . . . . . . .  $ 800  $ 674  $1,573  $1,336
Goodwill amortization, net of taxes . .      -     26       -      52
                                         -----  -----  ------  ------
Adjusted net income . . . . . . . . . .  $ 800  $ 700  $1,573  $1,388
                                         =====  =====  ======  ======

Basic earnings per share, as reported .  $0.21  $0.18  $ 0.42  $ 0.36
Goodwill amortization, net of taxes . .      -   0.01       -    0.01
                                         -----  -----  ------  ------
Adjusted basic earnings per share . . .  $0.21  $0.19  $ 0.42  $ 0.37
                                         =====  =====  ======  ======

Diluted earnings per share, as reported  $0.19  $0.16  $ 0.37  $ 0.32
Goodwill amortization, net of taxes . .      -   0.01       -    0.02
                                         -----  -----  ------  ------
Adjusted diluted earnings per share . .  $0.19  $0.17  $ 0.37  $ 0.34
                                         =====  =====  ======  ======


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

     In April 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", and SFAS 44, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 amends SFAS 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 has no material effect on the Company.

     In June 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits); b) costs to terminate a contract that is not a capital lease; and c) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of a long-lived asset covered by SFAS 143, "Accounting for Asset Retirement Obligations". A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on the Company is not known at this time.


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

     As of June 30, 2002, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.

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

     None.

Item  3.     Defaults  Upon  Senior  Securities.

     None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

          At the Annual Meeting of Shareholders held April 23, 2002 pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated March 21, 2002, the following matters were voted on:

          Election  of  4  nominees  for  director  to  3-year  terms

For the above matter, 3,304,101 shares (99.9% of the votes cast) voted FOR the election of the directors.

          No other matters were submitted to the shareholders for a vote at the Annual Meeting or at any other time during the quarter.


Item  5.     Other  Information.

     None.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits:
3.2     Amended  and  Restated  Bylaws  of  Summit  Financial  Corporation

     (b)     Reports  on  Form  8-K:

     None.

                     SUMMIT  FINANCIAL  CORPORATION

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT  FINANCIAL  CORPORATION


Dated:  August  12,  2002

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President  and  Chief  Executive  Officer


Dated:  August  12,  2002

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President  and  Chief  Financial  Officer