Form 10-Q
period 2002-09-30
SUMMIT FINANCIAL CORP
filed 2002-11-08
CIK 856223

FORM  10-Q

             SECURITIES  AND  EXCHANGE  COMMISSION
                    Washington,  D.C.  20549

       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
           OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     For  The  Quarterly  Period  Ended  September  30,  2002

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

As of November 8, 2002, 3,810,712 shares of $1.00 par value common stock were outstanding.


                               SUMMIT FINANCIAL COPORATION
                      FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2002
                   TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT




PART I. FINANCIAL INFORMATION
Item 1.
Consolidated Balance Sheets
     September 30, 2002 and December 31, 2001 . . . . . . . . . . . . . . . . . . . .   3
Consolidated Statements of Income
     Three months and nine months ended September 30, 2002 and 2001 . . . . . . . . .   4
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
     nine months ended September 30, 2002 and 2001. . . . . . . . . . . . . . . . . .   5
Consolidated Statements of Cash Flows
     nine months ended September 30, 2002 and 2001. . . . . . . . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements September 30, 2002 . . . . . . .   7

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations  10

Item 3.
Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . .  25

Item 4.
Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26


PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29




                    SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)
                                     (Unaudited)


                                                       September 30,    December 31,
                                                           2002             2001
                                                      ---------------  --------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . .  $        9,235   $       8,579
Interest-bearing bank balances . . . . . . . . . . .           5,366             945
Federal funds sold . . . . . . . . . . . . . . . . .          10,074             925
Investments available for sale . . . . . . . . . . .          55,560          47,400
Investment in Federal Home Loan Bank and other stock           2,083           1,733
Loans, net of unearned income and net of
 allowance for loan losses of $3,153 and $2,937. . .         206,802         204,104
Premises and equipment, net. . . . . . . . . . . . .           4,274           4,447
Accrued interest receivable. . . . . . . . . . . . .           1,399           1,393
Other assets . . . . . . . . . . . . . . . . . . . .           3,713           3,571
                                                      ---------------  --------------
                                                      $      298,506   $     273,097
                                                      ===============  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand. . . . . . . . . . . . .  $       32,648   $      29,372
 Interest-bearing demand . . . . . . . . . . . . . .          20,490          21,807
 Savings and money market. . . . . . . . . . . . . .          71,131          85,388
 Time deposits, $100,000 and over. . . . . . . . . .          53,576          41,798
 Other time deposits . . . . . . . . . . . . . . . .          57,914          40,413
                                                      ---------------  --------------
                                                             235,759         218,778
FHLB advances. . . . . . . . . . . . . . . . . . . .          32,400          26,900
Other short-term borrowings. . . . . . . . . . . . .               -             500
Accrued interest payable . . . . . . . . . . . . . .             807           1,194
Other liabilities. . . . . . . . . . . . . . . . . .           1,736           1,124
                                                      ---------------  --------------
                                                             270,702         248,496
                                                      ---------------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000
  shares authorized; issued and
  outstanding 3,810,638 and 3,793,032 shares . . . .           3,811           3,793
 Additional paid-in capital. . . . . . . . . . . . .          18,482          18,409
 Retained earnings . . . . . . . . . . . . . . . . .           4,860           2,379
 Accumulated other comprehensive income, net of tax.             738             203
 Nonvested resticted stock . . . . . . . . . . . . .             (87)           (183)
                                                      ---------------  --------------
     Total shareholders' equity. . . . . . . . . . .          27,804          24,601
                                                      ---------------  --------------
                                                      $      298,506   $     273,097
                                                      ===============  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                         SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                         (Dollars, except per share data, in Thousands)
                                         (Unaudited)

                                                 For  the  Quarters      For the Nine Months
                                                        Ended                   Ended
                                                    September 30,           September 30,
                                               ----------------------  ----------------------
                                                  2002        2001        2002        2001
                                               ----------  ----------  ----------  ----------
Interest Income:
 Loans. . . . . . . . . . . . . . . . . . . .  $    3,791  $    4,383  $   11,325  $   13,365
 Taxable investment securities. . . . . . . .         473         427       1,380       1,262
 Nontaxable investment securities . . . . . .         180         138         534         399
 Federal funds sold . . . . . . . . . . . . .          26          64          67         283
 Other. . . . . . . . . . . . . . . . . . . .          45          59         126         224
                                               ----------  ----------  ----------  ----------
                                                    4,515       5,071      13,432      15,533
                                               ----------  ----------  ----------  ----------
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . .       1,175       2,144       3,532       6,938
 Other. . . . . . . . . . . . . . . . . . . .         387         325       1,180         830
                                               ----------  ----------  ----------  ----------
                                                    1,562       2,469       4,712       7,768
                                               ----------  ----------  ----------  ----------
     Net interest income. . . . . . . . . . .       2,953       2,602       8,720       7,765
Provision for loan losses . . . . . . . . . .         196         148         546         485
                                               ----------  ----------  ----------  ----------
     Net interest income after
      provision for loan losses . . . . . . .       2,757       2,454       8,174       7,280
                                               ----------  ----------  ----------  ----------
Noninterest income:
 Service charges and fees on deposit accounts         136         107         407         310
 Credit card service fees and income. . . . .         107         117         343         342
 Insurance commission fee income. . . . . . .         119         122         479         370
 Gain on sale of securities . . . . . . . . .          39         103          85         193
 Other income . . . . . . . . . . . . . . . .         281         201         711         707
                                               ----------  ----------  ----------  ----------
                                                      682         650       2,025       1,922
                                               ----------  ----------  ----------  ----------
Noninterest expenses:
 Salaries, wages and benefits . . . . . . . .       1,281       1,200       3,982       3,632
 Occupancy. . . . . . . . . . . . . . . . . .         164         158         483         497
 Furniture, fixtures and equipment. . . . . .         176         171         524         513
 Other expenses . . . . . . . . . . . . . . .         485         556       1,568       1,563
                                               ----------  ----------  ----------  ----------
                                                    2,106       2,085       6,557       6,205
                                               ----------  ----------  ----------  ----------
Income before income taxes. . . . . . . . . .       1,333       1,019       3,642       2,997
Provision for income taxes. . . . . . . . . .         424         329       1,161         970
                                               ----------  ----------  ----------  ----------
Net income. . . . . . . . . . . . . . . . . .  $      909  $      690  $    2,481  $    2,027
                                               ==========  ==========  ==========  ==========

Net income per share:
   Basic. . . . . . . . . . . . . . . . . . .  $      .24  $      .18  $      .66  $      .54
   Diluted. . . . . . . . . . . . . . . . . .  $      .21  $      .17  $      .58  $      .49
Average shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . .   3,787,000   3,741,000   3,782,000   3,742,000
   Diluted. . . . . . . . . . . . . . . . . .   4,339,000   4,118,000   4,288,000   4,106,000

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                    SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                               (Dollars in Thousands)
                                                     (Unaudited)

                                                                          Accumulated
                                                                             other
                                                Additional               comprehensive    Nonvested       Total
                                      Common     paid-in     Retained     income, net    restricted   shareholders'
                                      stock      capital     earnings       of tax          stock         equity
                                     --------  ------------  ---------  ---------------  -----------  --------------
Balance at December 31, 2000. . . .  $ 3,598   $    16,803   $   1,425  $           32        ($330)  $       21,528
Net income for the nine months
 ended September 30, 2001 . . . . .        -             -       2,027               -            -            2,027
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding gains arising
  during the period, net
  of tax of $258. . . . . . . . . .        -             -           -             501            -                -
 Less: reclassification adjustment
  for gains included in net
  income, net of tax of ($66) . . .        -             -           -            (127)           -                -
                                                                        ---------------
 Other comprehensive income . . . .        -             -           -             374            -              374
                                                                        ---------------               --------------
Comprehensive income. . . . . . . .        -             -           -               -            -            2,401
                                                                                                      --------------
Employee stock options exercised. .       15            32           -               -            -               47
Forfeiture of common stock issued
 pursuant to restricted stock plan.       (2)          (19)          -               -           21                -
Amortization of deferred
 compensation on restricted stock .        -             -           -               -           94               94
                                     --------  ------------  ---------  ---------------  -----------  --------------
Balance at September 30, 2001 . . .  $ 3,611   $    16,816   $   3,452  $          406        ($215)  $       24,070
                                     ========  ============  =========  ===============  ===========  ==============

Balance at December 31, 2001. . . .  $ 3,793   $    18,409   $   2,379  $          203        ($183)  $       24,601
Net income for the nine months
 ended September 30, 2002 . . . . .        -             -       2,481               -            -            2,481
Other comprehensive income:
Unrealized gain on securities:
 Unrealized holding gains arising
  during the period, net
  of tax of $359. . . . . . . . . .        -             -           -             588            -                -
 Less: reclassification adjustment
  for gains included in net
  income, net of tax of ($32) . . .        -             -           -             (53)           -                -
                                                                        ---------------
 Other comprehensive income . . . .        -             -           -             535            -              535
                                                                        ---------------               --------------
Comprehensive income. . . . . . . .        -             -           -               -            -            3,016
                                                                                                      --------------
Employee stock options exercised. .       18            73           -               -            -               91
Amortization of deferred
 compensation on restricted stock .        -             -           -               -           96               96
                                     --------  ------------  ---------  ---------------  -----------  --------------
Balance at September 30, 2002 . . .  $ 3,811   $    18,482   $   4,860  $          738         ($87)  $       27,804
                                     ========  ============  =========  ===============  ===========  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                          For the Nine Months Ended
                                                                 September 30,
                                                               --------------------
                                                                 2002       2001
                                                               ---------  ---------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,481   $  2,027
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . . .       546        485
    Depreciation and amortization . . . . . . . . . . . . . .       385        363
    Gain on sale of equipment and vehicles. . . . . . . . . .         -        (28)
    Gain on sale securities available for sale. . . . . . . .       (85)      (193)
    Net amortization of net premium on investments. . . . . .       131         94
    Amortization of deferred compensation on restricted stock        96         94
    (Increase) decrease in other assets . . . . . . . . . . .      (254)        15
    Increase (decrease) in other liabilities. . . . . . . . .       225       (269)
    Deferred income taxes . . . . . . . . . . . . . . . . . .      (221)      (168)
                                                               ---------  ---------
Net cash provided by operating activities . . . . . . . . . .     3,304      2,420
                                                               ---------  ---------

Cash flows from investing activities:
  Purchases of securities available for sale. . . . . . . . .   (25,717)   (24,623)
  Proceeds from maturities of securities available for sale .     8,299      6,736
  Proceeds from sales of securities available for sale. . . .    10,074      5,728
  Purchases of investments in FHLB and other stock. . . . . .      (350)      (250)
  Net increase in loans . . . . . . . . . . . . . . . . . . .    (3,244)   (24,424)
  Purchases of premises and equipment . . . . . . . . . . . .      (212)    (1,437)
  Proceeds from sale of equipment and vehicles. . . . . . . .         -         57
                                                               ---------  ---------
Net cash used in investing activities . . . . . . . . . . . .   (11,150)   (38,213)
                                                               ---------  ---------

Cash flows from financing activities:
  Net increase in deposit accounts. . . . . . . . . . . . . .    16,981     18,571
  Net decrease in other short-term borrowings . . . . . . . .      (500)         -
  Proceeds from FHLB advances . . . . . . . . . . . . . . . .    13,000     15,000
  Repayments of FHLB advances . . . . . . . . . . . . . . . .    (7,500)    (6,000)
  Proceeds from employee stock options exercised. . . . . . .        91         47
                                                               ---------  ---------
Net cash provided by financing activities . . . . . . . . . .    22,072     27,618
                                                               ---------  ---------
Net increase (decrease) in cash and cash equivalents. . . . .    14,226     (8,175)
Cash and cash equivalents, beginning of period. . . . . . . .    10,449     29,395
                                                               ---------  ---------
Cash and cash equivalents, end of period. . . . . . . . . . .  $ 24,675   $ 21,220
                                                               =========  =========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest. . . . . . . . . . .  $  5,099   $  8,265
Cash paid during the period for income taxes. . . . . . . . .  $  1,132   $  1,153
Change in fair market value of investment securities
 available for sale, net of income taxes. . . . . . . . . . .  $    535   $    374

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                          SUMMIT FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of the Company at September 30, 2002 and for the three month and nine month periods ended September 30, 2002 and 2001 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2002, and the results of operations and cash flows for the periods ended September 30, 2002 and 2001 have been included. The results for the three month or nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE  2  -  CASH  FLOW  INFORMATION:
     For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $24,675,000 and $21,220,000 at September 30, 2002 and 2001, respectively.

NOTE  3  -  NONPERFORMING  ASSETS:
     Loans past due in excess of 90 days and still accruing interest amounted to approximately $216,000 and $153,000 at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002 and December 31, 2001 the Company had approximately $203,000 and $1.2 million, respectively, in nonaccrual loans. There were no impaired loans at September 30, 2002. Approximately $1.0 million of the nonaccrual loans at December 31, 2001 were considered to be impaired under Statement of Financial Accounting Standards 114. The average balance of impaired loans was $1,099,000 for the year ended December 31, 2001 and there was no impairment allowance required at that date. Interest income recognized on impaired loans during 2001 was approximately $35,000. There was no other real estate owned at September 30, 2002 or December 31, 2001.

NOTE  4  -  PER  SHARE  INFORMATION:
     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the quarter and the nine months ended September 30, 2002 and 2001. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock dividends as of the earliest period presented. (All numbers, except per share data, in thousands).


                                      For the Quarter Ended September 30,
                                   2002        2002        2001        2001
                                ----------  ----------  ----------  ----------
                                  BASIC      DILUTED      BASIC      DILUTED
                                ----------  ----------  ----------  ----------
Net Income . . . . . . . . . .  $  909,000  $  909,000  $  690,000  $  690,000
                                ----------  ----------  ----------  ----------

Average shares outstanding . .   3,787,269   3,787,269   3,741,111   3,741,111
Effect of Dilutive Securities:
    Stock options. . . . . . .           -     531,835           -     341,559
    Unvested restricted stock.           -      20,190           -      35,089
                                 3,787,269   4,339,294   3,741,111   4,117,759
                                ==========  ==========  ==========  ==========
Per-share amount . . . . . . .  $     0.24  $     0.21  $     0.18  $     0.17
                                ==========  ==========  ==========  ==========




                                    For the Nine Months Ended September 30,
                                   2002        2002        2001        2001
                                ----------  ----------  ----------  ----------
                                  BASIC      DILUTED      BASIC      DILUTED
                                ----------  ----------  ----------  ----------
Net Income . . . . . . . . . .  $2,481,000  $2,481,000  $2,027,000  $2,027,000
                                ----------  ----------  ----------  ----------

Average shares outstanding . .   3,781,784   3,781,784   3,741,609   3,741,609
Effect of Dilutive Securities:
    Stock options. . . . . . .           -     485,615           -     329,008
    Unvested restricted stock.           -      20,190           -      35,089
                                 3,781,784   4,287,589   3,741,609   4,105,706
                                ==========  ==========  ==========  ==========
Per-share amount . . . . . . .  $     0.66  $     0.58  $     0.54  $     0.49
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


                                 For  the  quarter  ended              At and for the nine months ended
                                   September  30, 2002                         September  30,  2002
                           -------------------------------------  -----------------------------------------
                            Bank   Finance    Corporate   Total     Bank    Finance    Corporate    Total
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Interest income . . . . .  $4,050  $    476        ($11)  $4,515  $ 12,001  $  1,456        ($25)  $ 13,432
Interest expense. . . . .   1,562        48         (48)   1,562     4,705       139        (132)     4,712
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Net interest income . . .   2,488       428          37    2,953     7,296     1,317         107      8,720
Provision for loan losses     140        56           -      196       335       211           -        546
Other income. . . . . . .     611        86         (15)     682     1,816       254         (45)     2,025
Other expenses. . . . . .   1,764       337           5    2,106     5,500     1,045          12      6,557
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Income before taxes . . .   1,195       121          17    1,333     3,277       315          50      3,642
Income taxes. . . . . . .     372        46           6      424     1,025       118          18      1,161
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Net income. . . . . . . .  $  823  $     75  $       11   $  909  $  2,252  $    197  $       32   $  2,481
                           ======  ========  ===========  ======  ========  ========  ===========  ========
Net loans . . . . . . . .                                         $204,694  $  3,207     ($1,099)  $206,802
                                                                  ========  ========  ===========  ========
Total assets. . . . . . .                                         $294,811  $  3,849       ($154)  $298,506
                                                                  ========  ========  ===========  ========




                               For  the  quarter  ended                At and for the nine months ended
                                September  30,  2001                         September  30, 2001
                           ------------------------------------  ------------------------------------------
                            Bank   Finance    Corporate   Total     Bank    Finance    Corporate    Total
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Interest income . . . . .  $4,633  $    445         ($7)  $5,071  $ 14,226  $  1,349        ($42)  $ 15,533
Interest expense. . . . .   2,460        66         (57)   2,469     7,742       215        (189)     7,768
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Net interest income . . .   2,173       379          50    2,602     6,484     1,134         147      7,765
Provision for loan losses      80        68           -      148       330       155           -        485
Other income. . . . . . .     581        81         (12)     650     1,704       254         (36)     1,922
Other expenses. . . . . .   1,710       370           5    2,085     5,091     1,104          10      6,205
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Income before taxes . . .     964        22          33    1,019     2,767       129         101      2,997
Income taxes. . . . . . .     306         8          15      329       882        50          38        970
                           ------  --------  -----------  ------  --------  --------  -----------  --------
Net income. . . . . . . .  $  658  $     14  $       18   $  690  $  1,885  $     79  $       63   $  2,027
                           ======  ========  ===========  ======  ========  ========  ===========  ========
Net loans . . . . . . . .                                         $199,503  $  3,185       ($788)  $201,900
                                                                  ========  ========  ===========  ========
Total assets. . . . . . .                                         $276,707  $  3,794       ($842)  $279,659
                                                                  ========  ========  ===========  ========

                          SUMMIT FINANCIAL CORPORATION

                          PART I. FINANCIAL INFORMATION

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the "Company") on Form 10K for the year ended December 31, 2001. Results of operations for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of results to be attained for any other period.

FORWARD-LOOKING  STATEMENTS
     Summit Financial Corporation's ("the Company") Report on Form 10-Q, specifically certain of the statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures about Market Risk", and elsewhere in this Form 10-Q, contains forward-looking statements, identified as such for purposes of the safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "estimates", or variations of such words and similar expressions, are intended to identify such forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties,  and  that  actual  results  could  differ  materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment; (2) changes in the financial industry regulatory environment; (3) changes in the economy in areas served by the Company and its subsidiaries; (4) the impact of competition; (5) the management of the Company's operations; (6) changes in the market interest rate environment and/or the Federal Reserve's monetary policies; (7) loan prepayments and deposit decay rates; and (8) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the SEC. The Company disclaims any obligation to update any forward-looking statements.

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

     During the quarter ended September 30, 2002, the Company's net income totaled $909,000 or $0.21 per diluted share. This is compared to net income of $690,000 or $0.17 per diluted share for the same quarterly period of 2001. For the first nine months of 2002, the Company reported net income of $2,481,000 or $0.58 per diluted share, an improvement of approximately $454,000 or 22% from the net income for the first nine months of 2001 of $2,027,000 or $0.49 per diluted share.

BALANCE  SHEET  ACTIVITY
     Total assets increased $25.4 million or 9% from December 31, 2001 to September 30, 2002. Gross loans grew $2.9 million during the same period. Deposits increased approximately $17.0 million or 8% from December 31, 2001 to September 30, 2002. Increases in time deposits of $29.3 million resulting from promotional offerings during the period were offset by decreases in the money market deposit category of $14.3 million. Increases in deposits and higher FHLB advances, which increased $5.5 million, funded increases in federal funds sold of $9.1 million and investment securities which increased 17% to $55.6 million between the 2001 year end and September 30, 3002.

ALLOWANCE  FOR  LOAN  LOSSES
     The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at September 30, 2002. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are trends in portfolio volume, maturity and composition, collateral values, and general economic conditions. Finally, management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved.

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

     The allowance for loan losses totaled $3.2 million, or 1.50% of total loans, at September 30, 2002. This is compared to an allowance of $2.9 million, or 1.42% of total loans, at December 31, 2001. For the quarter ended September 30, 2002, the Company reported net charge-offs of $69,000, or 0.13% (annualized) of average loans. This is compared to net charge-offs of $63,000, or 0.12% (annualized) of average loans, for the comparable quarter of 2001. For the nine months ended September 30, 2002, the Company reported net charge-offs of $332,000, or 0.21% (annualized) of average loans. This is compared to net charge-offs of $217,000, or 0.15% (annualized) of average loans, for the nine months ended September 30, 2001.


NONPERFORMING  ASSETS  AND  POTENTIAL  PROBLEM  LOANS
          The Company's nonperforming assets consist of loans on nonaccrual basis, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned. Loans past due 90 days and greater totaled $216,000, or 0.10% of gross loans, at September 30, 2002 compared to $153,000, or 0.07% of gross loans, at December 31, 2001. Loans on non-accrual totaled $203,000 and $1.2 million at September 30, 2002 and December 31, 2001, respectively. The decrease was related to collections and pay-offs of nonaccrual loans. Generally, loans of the Bank are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as non-accrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible.

     There were no loans considered to be impaired under Statement of Financial Accounting Standards 114 and no other real estate owned acquired in partial or total satisfaction of problem loans ("OREO") at September 30, 2002. Impaired loans, which were on non-accrual status, at December 31, 2001, totaled $1.0 million. There was no OREO at December 31, 2001.

     Management maintains a list of potential problem loans which includes nonaccrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by external audits or regulatory examinations) as "substandard", "doubtful", or "loss". A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans determined to be potential problem loans based upon management's internal designations at September 30, 2002 and December 31, 2001, was $2.3 million or 1.1% of the total loans outstanding and $2.5 million or 1.2% of the loan portfolio, respectively. The amount of potential problem loans at September 30, 2002 does not represent management's estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. Management believes that the allowance for loan losses as of September 30, 2002 was adequate to absorb any losses related to the nonperforming loans and problem loans as of that date.

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


RESULTS OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL
     The Company reported consolidated net income for the quarter ended September 30, 2002 of $909,000, compared to net income of $690,000 for the quarter ended September 30, 2001, or an improvement of approximately $219,000 or 32%. The primary factor in the increased earnings was a significant reduction in the interest expense due to lower cost of funds as higher priced promotional time deposits have matured and renewed at lower current market rates. The reduction in interest expense more than offset the lower interest income resulting from the drop in short-term market interest rates. Another primary contributor to the higher net income for the third quarter of 2002 was the 8% growth in average earning assets. The Company also reported a 5% increase in other income, which was somewhat offset by the higher provision for loan losses and increase in overhead associated with the greater number of accounts and higher level of activity at the Bank.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended September 30, 2002, the Company recorded consolidated net interest income of $3.0 million, a 13% increase from the net interest income of $2.6 million for the quarter ended September 30, 2001. The increase in this amount is related to the increase in the average earning asset and interest-bearing liability volume of the Company of 8% and 6%, respectively, combined with the 21 basis point increase in the net interest margin for the Company between the third quarter of 2001 and 2002.

     For the quarters ended September 30, 2002 and 2001, the Company's consolidated net interest margin was 4.35% and 4.14%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in consolidated net interest margin is primarily related to the 180 basis point reduction in the average cost of funds resulting from the decreasing interest rate environment and repricing of maturing time deposits. The cost of funds decrease was offset somewhat by the 137 basis point decrease in the average yield on assets during the same period related primarily to the lower prime interest rate. For the third quarter of 2002, the average prime rate was 182 basis points lower compared to the third quarter of 2001, resulting in an average prime rate of 4.75% for the third quarter of 2002 compared to 6.57% for the quarter ended September 30, 2001.

INTEREST  INCOME
     For the quarter ended September 30, 2002, the Company's earning assets averaged $277.8 million and had an average tax-equivalent yield of 6.58%. This compares to average earning assets of $256.5 million for the third quarter of 2001, yielding approximately 7.95%. Thus, the 8% increase in volume of average earning assets, offset by the 137 basis point decrease in average yield, accounts for the $556,000 (11%) decrease in interest income between the third quarter of 2002 and 2001.

     Average loans comprised approximately 77% and 80%, respectively, of the Company's average earning assets for the third quarter of 2002 and 2001. The majority of the Company's loans are tied to the prime rate (over 60% of the Bank's portfolio is at floating rates at September 30, 2002), which averaged 4.75% and 6.57% for the quarters ended September 30, 2002 and 2001, respectively. During the third quarter of 2002, consolidated loans averaged $214.4 million, yielding an average of 7.02%, compared to $204.5 million, yielding an average of 8.50% for the third quarter of 2001. The 148 basis point decrease in the average yield on loans is directly related to the lower prime lending rate and the general decline in interest rates. The higher level of average loans (which increased 5%), was more than offset by the decrease in average rate, and resulted in the lower consolidated interest income on loans of $592,000 or 14%.

     Investment securities averaged $51.0 million or 18% of average earning assets and yielded 5.79% (tax equivalent basis) during the third quarter of 2002, compared to average securities of $39.5 million yielding 6.39% (tax equivalent basis) for the quarter ended September 30, 2001. The decrease in the average yield of the investment portfolio is related to the general decline in market interest rates during 2001, portfolio mix, and the timing of security maturities, calls, and sales which were reinvested in lower current market rate instruments. The 29% increase in average securities, offset somewhat by the reduction in average rate of 60 basis points, resulted in the increase of interest income on securities of $88,000 or 16%.

INTEREST  EXPENSE
     The Company's interest expense for the quarter ended September 30, 2002 was $1.6 million. The decrease of 37% from the comparable quarter in 2001 of $2.5 million was directly related to the 180 basis point decrease in the average rate on liabilities, which was offset somewhat by the 6% increase in volume of average interest-bearing liabilities. Interest-bearing liabilities averaged $233.3 million for the third quarter of 2002 with an average rate of 2.66%. This is compared to average interest-bearing liabilities of $219.3 million with an average rate of 4.46% for the quarter ended September 30, 2001. The decrease in average rate on liabilities is directly related to the general decreasing interest rate environment and the repricing of deposits at lower current market rates.

PROVISION  FOR  LOAN  LOSSES
     The provision for loan losses was $196,000 for the third quarter of 2002, compared to $148,000 for the comparable period of 2001. Changes in the provision each year are generally related to the level of net originations in each period. As discussed further under the "Allowance for Loan Losses" section above, other factors influencing the amount charged to the provision each year include (1) trends in and the total amount of past due, classified and nonperforming loans and net chargeoffs, (2) concentrations of credit risk in the loan portfolio, (3) local and national economic conditions and anticipated trends, and (4) the total outstanding loans and charge-off activity of the Finance Company which have higher inherent risk than do loans of the Bank. Although the net originations were lower in the third quarter of 2002 as compared to the prior year, the higher provision in 2002 was related to the increase in net charge-off activity of both the Bank and the Finance Company, which increased slightly between the two quarterly periods, and the increasing trends in past due and potential problem loans. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $682,000 for the quarter ended September 30, 2002 compared to $650,000 for the third quarter of 2001, or an increase of 5%. Increases in service charges ($29,000 increase), mortgage referral fee income ($68,000 increase), and nondeposit product sale commissions ($17,000 increase) were related to higher levels of activity and number of accounts at the Bank. These increases were offset primarily by lower levels of credit card/merchant activity fees ($10,000 decrease), and decreases in the volume of sales of investments securities generating gains on sales ($64,000 decrease) during the third quarter of 2002 as compared with the prior year.

     For the quarter ended September 30, 2002, noninterest expenses were $2.1 million which is an increase of 1% over the amount incurred for the quarter ended September 30, 2001 of $2.1 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $1.3 million for the quarter ended September 30, 2002 as compared to $1.2 million for the quarter ended September 30, 2001. The increase of $81,000 or 7% is a result of normal annual raises, timing of turnover and new staff additions, and increases in group insurance and other benefit costs.

     Occupancy and furniture, fixtures, and equipment ("FFE") expenses increased $11,000 or 3% between the third quarter of 2002 and 2001. There were no significant changes in or additions to property and premises between the two quarterly periods.

     Included in the line item "other expenses", which decreased $71,000 or 13% from the comparable period of 2001, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. Increases, primarily related to higher level of activity and the number of accounts, were more than offset by decreases in amortization of goodwill discontinued in January 2002 ($39,000 decrease), and reductions in advertising costs, legal fees, internet banking charges, and courier expenses.

INCOME  TAXES
     For the quarter ended September 30, 2002, the Company reported $424,000 in income tax expense, or an effective tax rate of 31.8%. This is compared to income tax expense of $329,000 for the same period of the prior year, or an effective tax rate of 32.3%.


RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL
     The Company reported consolidated net income for the nine months ended September 30, 2002 of $2,481,000, compared to net income of $2,027,000 for the nine months ended September 30, 2001, or an improvement of approximately $454,000 or 22%. The primary factor in the increased earnings from the same period of the prior year was the significant reduction in interest expense due to the lower cost of funds as higher priced promotional time deposits have matured and renewed at lower current market rates. The other primary contributors to higher net income for the nine months ended September 30, 2002 as compared with the prior year was the 11% growth in average earning assets and the 5% increase in other income. These increases were somewhat offset by the higher provision for loan losses and the 6% increase in overhead associated with the greater number of accounts and higher level of activity at the Bank.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the nine months ended September 30, 2002, the Company recorded consolidated net interest income of $8.7 million, a 12% increase from the net interest income of $7.8 million for the nine months ended September 30, 2001. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 11% and 10%, respectively.

     For the nine months ended September 30, 2002, the Company's consolidated net interest margin was 4.45%. This is compared to 4.37% for the comparable period of 2001. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in net interest margin is a result of the decreases in the average yield on assets due to a lower prime interest rate being more than offset by reductions in the cost of funds related to the declining interest rate environment and the repricing of maturing time deposits.

INTEREST  INCOME
     For the nine months ended September 30, 2002, the Company's earning assets averaged $270.5 million and had an average yield of 6.78%. This compares to average earning assets of $244.0 million for the first nine months of 2001, yielding approximately 8.63%. Thus, the 11% increase in volume of average earning assets, which was more than offset by the 185 basis point decrease in average yield, accounts for the $2.1 million (14%) decrease in interest income between 2002 and 2001.

     Consolidated loans averaged approximately 78% and 79% of the Company's average earning assets for the first nine months of 2002 and 2001, respectively. The majority of the Company's loans are tied to the prime rate (over 60% of the Bank's portfolio is at floating rates at September 30, 2002), which averaged 4.75% and 7.50% for the nine months ended September 30, 2002 and 2001, respectively. During the first nine months of 2002, consolidated loans averaged $211.3 million, yielding an average of 7.17%, compared to $192.5 million, yielding an average of 9.28% for the first nine months of 2001. The 211 basis point decrease in the average yield on loans is primarily related to the lower prime lending rate which decreased 275 basis points between 2001 and 2002. The higher level of average loans (which increased 10%), offset by the decrease in average rate, resulted in a decrease in consolidated interest income on loans of $2.0 million or 15%.

     Investment securities averaged $48.3 million or 18% of average earning assets and yielded 6.06% (tax equivalent basis) during the first nine months of 2002, compared to average securities of $37.6 million yielding 6.64% (tax equivalent basis) for the nine months ended September 30, 2001. The decrease in average yield on the investment portfolio of 58 basis points is related to the general decline in market interest rates during 2001, portfolio mix, and the timing of security maturities, calls, and sales which were reinvested in lower current market rate instruments. The 28% increase in volume of investment securities, offset somewhat by the reduction in average rate, resulted in the increase in interest income on securities of $253,000 or 15%.

INTEREST  EXPENSE
     The Company's interest expense for the nine months ended September 30, 2002 was $4.7 million. The decrease of 39% from the comparable nine months in 2001 of $7.8 million was related to the 10% increase in the volume of average interest-bearing liabilities, which was more than offset by the 226 basis point decrease in the average rate on liabilities. Interest-bearing liabilities averaged $227.6 million for the first nine months of 2002 with an average rate of 2.77%. This is compared to average interest-bearing liabilities of $206.5 million with an average rate of 5.03% for the nine months ended September 30, 2001. The decrease in average rate on liabilities is directly related to the general decreasing interest rate environment and the repricing of deposits at lower current market rates.

PROVISION  FOR  LOAN  LOSSES
     As previously discussed under the quarterly analysis, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio.

     Included in the net income for the nine months ended September 30, 2002 is a provision for loan losses of $546,000 compared to a provision of $485,000 for the same period of 2001. Factors impacting the amount charged to the provision each period, in addition to the level of net originations, are the increases in past due, classified and problem loans; concentrations of credit risk in the loan portfolio; local and national economic conditions and anticipated trends; and the total outstanding loans and charge-off activity of the Finance Company which generally have higher inherent risk than do loans of the Bank. Although the net originations were lower for the first nine months of 2002 as compared to the prior year, the higher provision in 2002 was related to the increase in net charge-off activity of both the Bank and the Finance Company which increased $115,000 between the comparable periods of 2002 and 2001, and the increasing trends in past due and potential problem loans. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses inherent in the loan portfolio and are adjusted as necessary.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card interchange fees; merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $2.0 million for the nine months ended September 30, 2002 compared to $1.9 million for the first nine months of 2001, or an increase of 5%. Increases in service charges ($97,000 increase) and insurance commission fees from nondeposit product sales ($109,000 increase) accounted for a majority of the higher other income. The increases are primarily related to the higher levels of activity and transactions of the Bank generating other income in the normal course of business. These increases were somewhat offset by decreases in the volume of investment security sales generating gains on sales during 2002.

     For the nine months ended September 30, 2002, total noninterest expenses were $6.6 million which is an increase of 6% over the amount incurred for the nine months ended September 30, 2001 of $6.2 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $4.0 million for the nine months ended September 30, 2002 as compared to $3.6 million for the nine months ended September 30, 2001. The increase of $350,000 or 10% is a result of normal annual raises, timing of staff turnover and new staff additions (approximately 4 full-time equivalents added between the two periods), higher commissions on nondeposit sales, and increases in group insurance and other benefit costs.

     Occupancy and furniture, fixtures, and equipment ("FFE") expenses decreased a total of $3,000 or less than 1% between the first nine months of 2002 and 2001. There were no significant changes in or additions to property and premises between the two periods and increase in depreciation and other occupancy expenses were offset by the reduction in expenses related to the temporary mobile branch facility.

     Included in the line item "other expenses", which increased $5,000 or less than 1% from the comparable period of 2001, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. Increases related to higher levels of activity and numbers of accounts at the Bank, higher legal and collection expenses, and higher consultant fees are offset by decreases in amortization of goodwill discontinued in January 2002 ($118,000 decrease).

INCOME  TAXES
     For the nine months ended September 30, 2002, the Company reported $1,161,000 in income tax expense, or an effective tax rate of 31.9%. This is compared to income tax expense of $970,000 for the same period of the prior year, or an effective tax rate of 32.4%.


LIQUIDITY
     Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as the subsidiary level. The Company's bank subsidiary must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of short-term borrowings, extensions of credit and for the payment of operating expenses. Maintaining an adequate level of liquidity is accomplished through a combination of liquid assets, assets which can be easily converted into cash, and access to additional sources of funds. The Company's primary liquid assets are cash and due from banks, federal funds sold, unpledged investment securities available for sale, other short-term investments and maturing loans. These primary liquidity sources (exclusive of cash flow on loans) accounted for approximately 15% of average assets for both the nine month periods ended September 30, 2002 and 2001. In management's opinion, the Company maintains adequate levels of liquidity by retaining liquid assets and assets which can easily be converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid. At September 30, 2002, the Company had approximately $43.1 million in available credit under its FHLB and correspondent bank federal funds borrowing facilities.

     Summit Financial Corporation ("Summit Financial"), the parent holding company, has limited liquidity needs. Summit Financial requires liquidity to pay limited operating expenses, to service its debt, and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $3.4 million in available liquidity remaining from its initial public offering and the retention of earnings. A total of $2.2 million of this liquidity was advanced to the Finance Company in the form of an intercompany loan to fund its operations as of September 30, 2002. In addition, Summit
Financial has an available line of credit totaling $2.5 million with an unaffiliated financial institution, all of which was available at September 30, 2002. Additional sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, unsecured borrowings from individuals, and management fees and debt service which are paid by its subsidiaries.

     Liquidity needs of Freedom Finance, primarily for the funding of loan originations, acquisitions, and operating expenses, have been met to date through the initial capital investment of $500,000 made by Summit Financial, line of credit facilities provided by Summit Financial and Summit National Bank, its sister company, and as needed from time to time, borrowings from unrelated private investors.

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

     At September 30, 2002 and December 31, 2001 the Company's commitments to extend additional credit totaled approximately $51.3 million and $47.2 million, respectively. Included in the total commitments were approximately $1.7 million and $2.8 million at September 30, 2002 and December 31, 2001, respectively, which represent commitments to extend credit at fixed rates of interest. Commitments to extend credit at fixed rates expose the Company to some degree of interest rate risk. Included in the Company's total commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $4.8 million at both September 30, 2002 and December 31, 2001. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.


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

     The Company also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to static repricing structure of assets and liabilities. At September 30, 2002, on a cumulative basis through 12 months, rate-sensitive liabilities exceed rate-sensitive assets, resulting in a 12 month period liability-sensitive position of $39.2 million. When the effective change ratio (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually in an asset-sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that over 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime rate, while the deposit accounts do not increase or decrease as much relative to a prime rate movement. The Company's asset-sensitive position means that assets reprice faster than the liabilities, which generally results in short-term increases in the net interest income during periods of rising rates and short-term decreases in net interest income when market rates decline.


CAPITAL  RESOURCES
     Total shareholders' equity at September 30, 2002 was $27.8 million or 9.3% of total assets. This is compared to $24.6 million or 9.0% of total assets at December 31, 2001. The $3.2 million increase in total shareholders' equity resulted principally from the retention of earnings, increases in other comprehensive income related to the unrealized gain on available for sale investment securities, and proceeds from employees' exercises of stock options.

     Book value per share at September 30, 2002 and December 31, 2001 was $7.30 and $6.49, respectively. Tangible book value per share at September 30, 2002 and December 31, 2001 was $7.25 and $6.44, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions of Freedom Finance which were accounted for as purchases.

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

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital as set forth in the table following. Management believes, as of September 30, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At September 30, 2002 and 2001, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The following table presents the Company's and the Bank's actual capital amounts (dollars in thousands) and ratios at September 30, 2002 and 2001 as well as the minimum calculated amounts for each regulatory defined category.


                              RISK-BASED CAPITAL CALCULATION

                                                                               TO BE
                                                            FOR CAPITAL     CATEGORIZED
                                                             ADEQUACY         "WELL-
                                            ACTUAL           PURPOSES       CAPITALIZED"
                                        ---------------  ---------------  ---------------
                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                        -------  ------  -------  ------  -------  ------
AS OF SEPTEMBER 30, 2002
THE COMPANY
Total capital to risk-weighted assets.  $29,813  13.09%  $18,220   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $26,966  11.84%  $ 9,110   4.00%  N.A.
Tier 1 capital to average assets . . .  $26,966   9.47%  $11,396   4.00%  N.A.

THE BANK
Total capital to risk-weighted assets.  $26,095  11.61%  $17,988   8.00%  $22,485  10.00%
Tier 1 capital to risk-weighted assets  $23,284  10.36%  $ 8,994   4.00%  $13,491   6.00%
Tier 1 capital to average assets . . .  $23,284   8.28%  $11,252   4.00%  $14,065   5.00%

AS OF SEPTEMBER 30, 2001
THE COMPANY
Total capital to risk-weighted assets.  $26,382  12.09%  $17,452   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $23,655  10.84%  $ 8,726   4.00%  N.A.
Tier 1 capital to average assets . . .  $23,655   9.16%  $10,334   4.00%  N.A.

THE BANK
Total capital to risk-weighted assets.  $22,986  10.68%  $17,218   8.00%  $21,523  10.00%
Tier 1 capital to risk-weighted assets  $20,374   9.47%  $ 8,609   4.00%  $12,914   6.00%
Tier 1 capital to average assets . . .  $20,374   7.97%  $10,219   4.00%  $12,774   5.00%

ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS
     In July 2001, SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" were issued. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets".

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

     The Company adopted SFAS No. 142 effective January 1, 2002. As of the date of adoption, the Company's gross carrying amount for goodwill associated with its previous acquisitions totaled $184,000, net of accumulated amortization. For the year ended December 31, 2001, the amortization of goodwill was $157,000 and for the quarter ended September 30, 2001, amortization totaled $39,000, and for the nine months ended September 30, 2001 amortization totaled $118,000. The amortization of goodwill ceased effective January 1, 2002.

     Information regarding the effect of amortization expense and net income of the Company for the quarters and the nine months ended September 30, 2002 and September 30, 2001 follows:



                                           For the         For the
                                          Quarters       Nine Months
                                            Ended           Ended
                                        September 30,   September 30,
                                         ------------  --------------
                                         2002   2001    2002    2001
                                         -----  -----  ------  ------
Net income as reported. . . . . . . . .  $ 909  $ 690  $2,481  $2,027
Goodwill amortization, net of taxes . .      -     26       -      80
                                         -----  -----  ------  ------
Adjusted net income . . . . . . . . . .  $ 909  $ 716  $2,481  $2,107
                                         =====  =====  ======  ======

Basic earnings per share, as reported .  $0.24  $0.18  $ 0.66  $ 0.54
Goodwill amortization, net of taxes . .      -   0.01       -    0.02
                                         -----  -----  ------  ------
Adjusted basic earnings per share . . .  $0.24  $0.19  $ 0.66  $ 0.56
                                         =====  =====  ======  ======

Diluted earnings per share, as reported  $0.21  $0.17  $ 0.58  $ 0.49
Goodwill amortization, net of taxes . .      -   0.01       -    0.02
                                         -----  -----  ------  ------
Adjusted diluted earnings per share . .  $0.21  $0.18  $ 0.58  $ 0.51
                                         =====  =====  ======  ======


     In August 2001, SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" was issued which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supercedes SFAS 121, "Accounting for the Impaiment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS 144 on January 1, 2002 with no material effect on the Company.

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

     In September 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits); b) costs to terminate a contract that is not a capital lease; and c) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of a long-lived asset covered by SFAS 143, "Accounting for Asset Retirement Obligations". A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on the Company is not known at this time.

     In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". SFAS 147 removes acquisitions of financial institutions from the scope of both FASB Statements No. 72 (SFAS 72) and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," except for transactions between two or more mutual enterprises. Thus, the requirement in SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of the scope of SFAS 72. In addition, SFAS 147 amends SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are effective on or after October 1, 2002. Management does not expect the adoption of SFAS 147 to have a material effect on the Company.


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

     As of September 30, 2002, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.


ITEM  4.  CONTROLS  AND  PROCEDURES

     Within the 90 days prior to the date of filing this Quarterly Reports on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely alerting management to the material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were necessary.

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

SUMMIT  FINANCIAL  CORPORATION


Dated:  November  8,  2002

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President  and  Chief  Executive  Officer


Dated:  November  8,  2002

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President  and  Chief  Financial  Officer

                          SUMMIT FINANCIAL CORPORATION

                                 CERTIFICATIONS


I,  J.  Randolph  Potter,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Summit Financial Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President  and  Chief  Executive  Officer

Dated:  November  8,  2002

                          SUMMIT FINANCIAL CORPORATION

                                 CERTIFICATIONS


I,  Blaise  B.  Bettendorf,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Summit Financial Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President  and  Chief  Financial  Officer

Dated:  November  8,  2002


30