Form 10-K
period 2002-12-31
SUMMIT FINANCIAL CORP
filed 2003-03-24
CIK 856223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.       X
                 ---

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in  Rule  12b-2  of  the  Act).  YES     NO  X
                                           -----

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the Registrant computed by reference to the closing price of such stock as quoted on the NASDAQ National Market, as of June 28, 2002 was approximately $42.1 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As  of  March  17,  2003, there were 4,013,914 shares of the Registrant's Common
Stock,  $1.00  par  value,  outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Registrant's Definitive Proxy Statement for 2003 Annual Meeting of Shareholders is incorporated by reference in Part III.


                                              TABLE OF CONTENTS


PART I
          Item 1 - Business                                                                                2
          The Company                                                                                      2
          Summit National Bank                                                                             2
          Summit Investment Services, Inc.                                                                 2
          Freedom Finance, Inc.                                                                            2
          Business Segments                                                                                3
          Territory Served and Competition                                                                 3
          Employees                                                                                        4
          Monetary Policy                                                                                  4
          Impact of Inflation                                                                              4
          Supervision and Regulation                                                                       4
          Item 2 - Properties                                                                             10
          Item 3 - Legal Proceedings                                                                      10
          Item 4 - Submission of Matters to a Vote of Security Holders                                    10

PART II
          Item 5 - Market for the Registrant's Common Stock and Related Stockholder Matters               11
          Item 6 - Selected Financial Data                                                                12
          Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations  13
          Item 7a - Quantitative and Qualitative Disclosures About Market Risk                            32
          Item 8 - Financial Statements and Supplementary Data                                            33
          Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   55

PART III
          Item 10 - Directors and Executive Officers of the Registrant                                    55
          Item 11 - Executive Compensation                                                                55
          Item 12 - Security Ownership of Certain Beneficial Owners and Management
          And Related Stockholder Matters                                                                 55
          Item 13 - Certain Relationships and Related Transactions                                        55
          Item 14 - Controls and Procedures                                                               55

PART IV
          Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K                       56

                                     PART I


ITEM  1.     BUSINESS

THE  COMPANY
     Summit Financial Corporation (the "Company") was incorporated under the laws of the State of South Carolina on May 26, 1989. The Company, headquartered in Greenville, South Carolina, is a bank holding company formed under the Bank Holding Company Act of 1956, as amended. The Company became a financial holding company on March 23, 2000 as provided by the "Gramm-Leach-Bliley" Financial Services Modernization Act of 1999. Subsidiaries of the Company are Summit National Bank (the "Bank" or "Summit"), a national bank organized in 1990, and Freedom Finance, Inc. (the "Finance Company" or "Freedom"), a consumer finance company organized in 1994. In 1997, the Bank incorporated Summit Investment Services, Inc., an investment and financial planning company, as a wholly-owned subsidiary. The Company has no foreign operations.

     The principal role of the Company is to supervise and coordinate the activities of its subsidiaries and to provide them with capital and services of various kinds. The Company derives substantially all of its income from management fees for services performed, interest on advances and loans, and other intercompany payments as appropriate from the subsidiaries. The Company conducts its business from four banking offices and 11 consumer finance offices throughout South Carolina.

     At December 31, 2002, the Company had total assets of $302.2 million, total deposits of $230.5 million, loans, net of unearned income, of $218.8 million and shareholders' equity of $28.7 million. This compares with total assets of $273.1 million, total deposits of $218.8 million, loans of $207.0 million and shareholders' equity of $24.6 million at December 31, 2001. The operating results and key financial measures of the Company and its subsidiaries are discussed more fully in "Management's Discussion and Analysis of Financial
Condition  and  Results  of  Operations",  included in this report under Item 7.

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

     The Bank also offers a full range of short to intermediate-term, secured and unsecured commercial and personal loans for business, real estate, home improvement, automobiles, letters of credit, personal investments and home equity lines of credit. It is the Bank's intent to originate quality, profitable loans which will benefit the area's economy, provide a reasonable return to our shareholders, and promote the growth of the Bank. Management strives to maintain quality in the loan portfolio and to accept only those credit risks which meet the Bank's underwriting standards. No significant portion of the Bank's loan portfolio is concentrated within a single industry or group of related industries.

SUMMIT  INVESTMENT  SERVICES,  INC.
     Summit Investment Services, Inc. commenced operations in November 1997. It provides a full range of nondeposit investment products including annuities and mutual funds, full and discount brokerage services, and financial management services. Summit Investment Services has offices in Greenville and Spartanburg, South Carolina.

FREEDOM  FINANCE,  INC.
     The Finance Company makes and services installment loans to individuals with loan principal amounts generally not exceeding $2,000 and with maturities ranging from three to 18 months. The Finance Company, which is headquartered in Greenville, South Carolina, currently has 11 branch offices throughout South Carolina. The Finance Company's loan customers are primarily in the low-to-moderate income brackets and are engaged in widely diverse occupations. A loan investigation and credit history review is made for each borrower, either through credit reporting agencies or directly by Freedom's employees. Freedom also makes available to borrowers credit life, accident and health, and property insurance directly related to the extension of credit to the individual. The business of the Finance Company is rather seasonal and the amount of loans outstanding increases significantly at the end of each calendar year due to the seasonal loan demand, while the first quarter of the calendar year often results in substantial loan paydowns.

BUSINESS  SEGMENTS
     SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has two reportable operating business segments, Summit National Bank and Freedom Finance, Inc. Item 8, Note 21 to the Consolidated Financial Statements discusses the Company's business segments, which information is incorporated herein by reference.

TERRITORY  SERVED  AND  COMPETITION
     THE BANK: Summit National Bank and its subsidiary, Summit Investment Services, Inc., are located in the Upstate of South Carolina, with offices in Greenville and Spartanburg. The extended market area encompasses Greenville and Spartanburg Counties, with the principal market area being the urban areas of these counties. The Upstate of South Carolina is a highly competitive commercial banking market in which all of the largest banks in the region are represented. The Bank competes with other major financial institutions, including commercial banks, investment banks, mutual savings banks, savings and loan associations, and credit unions, as well as other non-bank institutions, such as insurance companies, brokerage firms, and investment companies. The competition among the various financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality and range of services rendered, the convenience of banking facilities, and, in the case of loans to large commercial borrowers, relative lending limits.

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

     THE FINANCE COMPANY: Freedom Finance, Inc. serves its customers from 11 locations throughout South Carolina. Competition between consumer finance companies is not generally as intense as that among banks; however, this segment of the market has become over-served in areas of South Carolina. The amounts, rates, and fees charged on consumer finance loans are regulated by state law according to the type of license granted by the South Carolina State Board of Financial Institutions. Numerous other finance companies which offer similar types of loans are located in the areas served by Freedom.

     The Finance Company competes directly with national, regional, and local consumer finance companies. The principal areas of competition in the consumer finance industry are convenience of services to customers, effectiveness of advertising, effectiveness of administration of loans, and the cost of borrowed money. Many of the finance companies competing with Freedom may have substantially greater resources and lending abilities than the Finance Company and may have more branches within the specific market areas in which they and the Finance Company compete. The Company believes that the Finance Company is able to compete effectively in its current markets.

EMPLOYEES
     As of December 31, 2002, the Company and its subsidiaries employed a total of 92 full-time equivalent employees. The Company and its subsidiaries provide a variety of benefit programs including retirement and stock ownership plans as well as health, life, disability, and other insurance. Summit also maintains training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility. The Company believes that its relations with its employees are good.

MONETARY  POLICY
     The earnings of the Company and it's bank subsidiary may be affected significantly by the monetary policies of the Federal Reserve Board which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United States Government securities, changes in the discount rate paid by member banks on borrowings, changes in the reserve requirements against bank deposits and limitations on interest rates which banks may pay on time and savings deposits. The Federal Reserve uses these techniques in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

     The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Due to the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, the Company can make no prediction as to the future impact that changes in interest rates, deposit levels, or loan demand may have on its business and earnings.

IMPACT  OF  INFLATION
     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company's bank subsidiary are primarily monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. The Company believes that the effects of inflation are generally manageable through asset-liability management.

SUPERVISION  AND  REGULATION
     The businesses in which the Company and its subsidiaries are engaged are subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies in the state where the Company and its subsidiaries operate. The supervision, regulation and examination to which the Company and its subsidiaries are subject are intended primarily for the protection of depositors or are aimed at carrying out broad public policy goals, rather than for the protection of security holders.

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

REGULATORY  AGENCIES

     Financial Holding Company: The Company elected to become a financial holding company on March 23, 2000 and continues to be subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company registered under the laws of the State of South Carolina, the Company is also subject to regulation by the South Carolina State Board of Financial Institutions (the "State Board"). Consequently, subject to certain exceptions, the Company must receive the approval of the State Board prior to engaging in the acquisition of banking or nonbanking institutions or assets. The Company is also required to file annual reports and other information with the Federal Reserve and the State Board regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries.

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

     Nonbank Subsidiary: The Company's nonbank subsidiary is subject to regulation by the Federal Reserve, the State Board, and other applicable state agencies.

THE  COMPANY

The  Sarbanes-Oxley  Act  of  2002:
-----------------------------------
     The Sarbanes-Oxley Act of 2002 enacted on July 30, 2002, also known as the Public Company Accounting Reform and Investor Protection Act of 2002 ("the
Act"), is the most far-reaching securities legislation passed since the New Deal. The Act effects sweeping changes in the responsibilities of officers and directors of public companies, and the corporate reporting obligations of these companies and of their external auditors. Among the requirements and prohibitions introduced by the Act are certification by CEOs and CFOs of periodic reports filed with the SEC; accelerated reporting of stock transactions by directors, officers and large shareholders; prohibitions against personal loans from companies to directors and officers, except loans made in the ordinary course of business; new requirements for public companies' audit committees; and the creation of a public company accounting oversight board. Final rules adopted by the SEC to implement certain provisions of the Act include CEO and CFO certifications related to the fair presentation of the financial statements and financial information in public filings as well as management's evaluation of disclosure controls and procedures, disclosure of whether any audit committee members qualify as "financial experts" as defined, prohibition of directors and executive officers from trading during a pension plan blackout period, disclosure related to the company's written code of ethics, and reconciling non-GAAP financial information with GAAP in public communications. Additional rules to implement other provisions of the Act are currently pending and are subject to finalization in 2003.

Financial  and  Bank  Holding  Company  Activities:
---------------------------------------------------
     In November 1999, Congress passed the "Gramm-Leach-Bliley" Financial Services Modernization Act (the "GLB Act") which repealed two provisions of the Glass-Stegall Act that previously separated banking, insurance, and securities activities. The GLB Act created a new financial services structure, the financial holding company, under the BHCA. Financial holding companies may engage in any activity that is deemed (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

As a financial holding company, the Company may engage in, and acquire companies engaged in, activities that are considered "financial in nature," as defined by the GLB Act and Federal Reserve interpretations. These activities include, among other things, lending, exchanging, transferring, investing for others, or safeguarding money or securities; securities underwriting; dealing in or market-making in securities; insurance underwriting and agency activities; providing financial, investment, or economic advisory services; merchant banking; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.

If any banking subsidiary of the Company ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on the Company's ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require the Company to divest the banking subsidiary. In addition, if any banking subsidiary of the Company receives a Community Reinvestment Act rating of less than satisfactory, the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The Company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve after-the-fact notice of the new activities. The GLB Act also permits national banks, such as Summit National Bank, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

     The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of the activity rather than the type of institution. Although the Federal Reserve is the umbrella supervisor of financial holding companies, the GLB Act limits the Federal Reserves's power to supervise and conduct examinations of affiliated companies of the financial holding company. Rather, under the provisions of the GLB Act, the securities activities would be regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate bank regulator.

Control  Acquisitions:
----------------------
     The BHCA requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

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

FDICIA
------
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions which are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FIDICIA requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. FDICIA requires that a bank holding company guarantee that any "undercapitalized" (as defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would be necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

     Under Section 5(e) of the BHCA, the Federal Reserve has the authority to terminate any activity of a bank holding company that constitutes a serious risk to the financial safety, soundness, or stability of any subsidiary depository institution or to terminate its control of such subsidiary. Further, FDICIA grants federal bank regulatory authorities additional discretion to require a bank holding company to devest itself of any bank or nonbank subsidiary if the agency determines that divesture may aid the depository institution's financial condition.

Interstate  Banking  and  Branching
-----------------------------------
     As a bank holding company, the Company is required to obtain prior Federal Reserve approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") has increased the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Act, with the approval of the Federal Reserve, and subject to nationwide and statewide concentration limits, the Company and any other bank holding company located in South Carolina may acquire or merge with a bank located in any other state and a bank holding company located outside of South Carolina may acquire or merge with any South Carolina-based bank, provided the acquirer is adequately capitalized and adequately managed, as defined in the Riegle-Neal Act. The Riegle-Neal Act also permits de novo branching provisions. The legislation preserves the state laws which require that a bank must be in existence for a minimum period of time before being acquired, as long as the requirement is five years or less.

     In July 1996, South Carolina enacted the South Carolina Banking and Branching Efficiency Act of 1996 (the "Act") which provides that, except as otherwise expressly permitted by federal law and in limited circumstances specified in the Act, a company may not acquire a South Carolina bank holding company (as defined in the Act) or a bank chartered under the laws of South Carolina unless the company obtains prior approval from the State Board. The company proposing to make the acquisition must file with the State Board a notice or application that the company filed with the responsible federal bank supervisory agency and pay the fee, if any, prescribed by the State Board. In addition, the company must publish prior notice of the application once in a daily newspaper of general circulation in South Carolina and provide an opportunity for public comment. If the company proposing to make the acquisition is an out-of-state bank holding company, it must qualify to do business in South Carolina or appoint an agent for service of process in South Carolina. The Act also provides that approval of the State Board must be obtained before an interstate bank merger involving a South Carolina bank may be consummated.

Affiliate  Transactions
-----------------------
     The Company is an "affiliate" of the Bank within the meaning of the Federal Reserve Act, which imposes restrictions on loans by the Bank to the Company, on investments by the Bank in the stock or securities of the Company, and on the use of such stock or securities as collateral for loans by the Bank to any borrower. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transaction", which includes an extension of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable and adequate collateral, as set forth in the regulation. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for comparable transactions with or involving unaffiliated companies.

THE  BANK

General
-------
     The OCC is responsible for overseeing the affairs of all national banks and periodically examines national banks to determine their compliance with law and regulations. The OCC monitors all areas of the Bank's operations, including loans, mortgages, issuance of securities, capital adequacy, risk management, payment of dividends, and establishment of branches. In addition, the OCC has authority to issue cease and desist orders against national banks which are engaged in unsafe or unsound practice in the conduct of their business. Federal banking laws applicable to all depository financial institutions, among other things, (i) afford federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to "insiders" of banks; (iii) require banks to keep information on loans to "insiders", including shareholders, executive officers, and directors; and (iv) bar certain director and officer interlocks between financial institutions.

     National banks are authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries).

Community  Reinvestment  Act
----------------------------
     Summit  National  Bank  is  subject  to  the  requirements of the Community
Reinvestment Act of 1977 ("CRA"). CRA requires that, in connection with its examinations of financial institutions, the OCC shall evaluate the record of the Bank in meeting the credit needs of the local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the Bank. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch facility. The federal banking agencies, including the OCC, issued a new joint rule which became effective for the Bank in 1997 related to evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the OCC assesses the CRA performance of a bank by applying lending, investment, and service tests. The OCC assigns a rating to a bank based on the bank's performance under the tests. To evaluate compliance with the lending, investment, and service tests, subject to certain exceptions, banks are required to collect and report to the OCC extensive demographic and loan data. Summit National Bank received a "satisfactory" rating in its most recent CRA examination.

Federal  Home  Loan  Bank  Membership
-------------------------------------
     The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB") which provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in, and may obtain advances from, the FHLB. The amount of stock owned is based on the Bank's balance of residential mortgages and the balance of outstanding advances from the FHLB. The FHLB makes advances to members in accordance with policies and procedures established by its Board of Directors. The Bank is authorized to borrow funds from the FHLB to meet demands for withdrawals of deposit accounts, to meet seasonal requirements, to fund expansion of the loan portfolio, or for general asset/liability management. Advances are made on a secured basis. Collateral on advances may be in the form of first mortgages on 1-4 family real estate or commercial real estate, government securities, or other assets acceptable to the FHLB. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB, and general market conditions.

Deposit  Insurance  Assessments
-------------------------------
     The Bank is also a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semiannual statutory deposit insurance assessment to maintain the Bank Insurance Fund and is subject to the rules and regulations of the FDIC. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United Stated Department of the Treasury. The FDIC has broad authority to prohibit Summit National Bank from engaging in unsafe or unsound banking practices and may remove or suspend officers or directors of a bank to protect its soundness. The FDIC requires insured banks to maintain specified levels of capital, maintain certain security devices and procedures and to file quarterly reports and other information regarding its operations. The FDIC requires assessment to be paid by each FDIC-insured institution based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized", or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

Prompt  Corrective  Action
--------------------------
     Pursuant to the authority granted under FDICIA, U.S. bank regulatory agencies were empowered to take prompt corrective action to resolve problems of insured depository institutions and impose progressively more restrictive constraints on operations, management and capital. The extent of these powers depends upon whether the institution is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized". Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (1) a total risk-based capital ratio of 10% or greater; (2) a Tier I risk-based capital ratio of 6% or greater; (3) a leverage ratio of 5% or greater; and (4) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

     Unless a banking institution is well capitalized, it is subject to restrictions on certain aspects of its operations. An undercapitalized banking institution must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2002, the Bank was well capitalized, based on the prompt corrective action guidelines. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

Brokered  Deposits
------------------
     Current federal law regulates the acceptance of brokered deposits by insured depository institutions to permit only "well capitalized" depository institutions to accept brokered deposits without prior regulatory approval.

Consumer  Privacy
-----------------
     The deposit operations of the Bank are also subject to the Right to Financial Privacy Act which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Fund Transfer Act and Regulation E issued by the Federal Reserve to implement that act which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

CAPITAL  REQUIREMENTS
     Pursuant to the general supervisory authority conferred by the BHCA and the directives set forth in the International Lending Supervision Act of 1983, the Federal Reserve and the OCC have adopted risk-based capital adequacy guidelines for banks and bank holding companies subject to their regulation as a means for determining the adequacy of capital based on the risks inherent in carrying various classes of assets and off-balance sheet items. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets (as defined in the regulation) and Tier 1 capital (as defined in the regulation) to total assets. Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 2002 and 2001, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action as described above. There are no current conditions or events that management believes would change the Company's or the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios at December 31, 2002 and 2001 as well as the minimum calculated amounts for each regulatory defined category are included in this report under Part II, Item 8. "Financial Statements and Supplementary Data" as Note 15 to the Notes to Consolidated Financial Statements.

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

     Specifically, approval of the OCC will be required for any cash dividend to be paid to the Company by the Bank if the total of all dividends, including any proposed dividend, declared by the Bank in any calendar year exceeds the total of its retained net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Additionally, the National Bank Act provides that a national bank cannot pay cash dividends or other distributions to shareholders out of any portion of its common stock or preferred stock accounts and that a bank shall pay no cash dividend in an amount greater than its net profits then on hand, after deduction of its losses and bad debts. As of December 31, 2002, no cash dividends have been declared or paid by the Bank. At December 31, 2002, the Bank had available retained earnings of $15.7 million.

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

     The operations of the Company and the Bank do not require any substantial investment in fixed assets. The principal executive offices for the Company, the Bank and the Finance Company are located at 937 North Pleasantburg Drive, Greenville, South Carolina. In addition, this site serves as the Bank's main branch. The building at this location is approximately 7,500 square feet in area and is situated on a one-acre lot. The Company executed a lease for the land and building and assigned the lease to the Bank effective on the Bank's commencement of operations. The initial term of the lease commenced April 1, 1990 and renewal options were exercised in April 1995 and September 1998. The term on the renewal of the lease is five years under substantially the same terms. Under the terms of the original lease, the Company has one renewal option remaining. The lease provides that the Company will be responsible for real property taxes, insurance, utilities and maintenance with respect to the premises. During 1995, the Bank completed construction on approximately .63 acres of land at 2201 Augusta Road, Greenville, South Carolina of its second full service bank branch. The facility is approximately 6,500 square feet and is fully owned and occupied by the Bank. During April of 1998, the Company entered into an agreement to lease a facility for a branch located at 800 East North Street, Greenville, South Carolina. This facility, which was occupied in October 1998, serves as the third full service bank branch and as the Bank's operations facility. The facility is approximately 8,000 square feet and has an initial lease term of seven years. This agreement includes a renewal option for an additional seven year period. During 2000, the Bank purchased a 1.1 acre land parcel for construction of a fourth branch in Spartanburg, South Carolina. The branch facility was completed in May 2001 and totals approximately 7,500 square feet.

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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of the shareholders in the fourth quarter of the Company's fiscal year ending December 31, 2002.

                                     PART II

ITEM  5.     MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)  Market  information
     -------------------
     Summit Financial Corporation's common stock is traded in the Small-Cap market on the NASDAQ system under the symbol SUMM. The following table presents the high, low and closing sales prices for the Company's common stock for each full quarterly period within the two most recent fiscal years. The source for the following information was the Nasdaq market.




                                          2002                               2001
                         -----------------------------------  -----------------------------------
                            4Q       3Q       2Q       1Q       4Q       3Q       2Q        1Q
                         --------  -------  -------  -------  -------  -------  -------  --------

Stock Price ranges: (1)

    High. . . . . . . .  $  16.69  $ 15.23  $ 15.00  $ 12.90  $ 11.19  $  9.52  $  9.43  $   9.52

    Low . . . . . . . .  $  14.05  $ 13.81  $ 12.38  $  9.38  $  8.70  $  8.75  $  8.62  $   8.16

    Close . . . . . . .  $  15.35  $ 14.75  $ 14.60  $ 12.90  $  9.52  $  9.07  $  8.98  $   9.52

    Volume traded . . .   134,934   49,124   77,687   52,004   55,831   25,872   40,698   111,775


     (1)  Share data has been restated to reflect all 5% stock dividends issued.


(b)  Holders
     -------
     As of March 12, 2003, there were 374 shareholders of record of the common stock. The number of shareholders does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

(c)  Dividends
     ---------
     The Company has not paid any cash dividends. The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors. The Company's present policy is to retain all earnings for the operation of the Company until such time as future earnings support cash dividend payments. Accordingly, the Company does not anticipate paying cash dividends in the foreseeable future. For information on dividend restrictions, refer to Part II, Item 8. "Financial Statements and Supplementary Data", Note 17 under Notes to Consolidated Financial Statements.

(d)  Equity Compensation Plan Information as of December 31, 2002 is as follows.


                           EQUITY COMPENSATION PLAN INFORMATION


                                        (b)                (c)                 (d)
                                                                            Number of
                                                                           Securities
                                     Number of                              Remaining
(a)                              Securities to be                         Available for
                                    Issued Upon      Weighted-average    Future Issuance
                                    Exercise of          Price of         under Equity
                                    Outstanding        Outstanding        Compensation
                                     Options,            Options,       Plans (excluding
                                     Warrants,          Warrants,         securities in
Plan Category                       and Rights          and Rights         column (a))
-------------------------------  -----------------  ------------------  -----------------

Equity compensation plans
  approved by shareholders. . .            922,115  $             5.95            346,880
Equity compensation plans
  not approved by shareholders.             N/A                N/A                 N/A
                                 -----------------  ------------------  -----------------
Total . . . . . . . . . . . . .            922,115  $             5.95            346,880
                                 =================  ==================  =================

ITEM  6.     SELECTED  FINANCIAL  DATA
     The information presented below should be read in conjunction with the consolidated financial statements, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained under Item 7 of this report.

                               SELECTED CONSOLIDATED FINANCIAL AND OTHER
                        (All Dollar Amounts In Thousands, Except Per Share Data)


                                                    2002       2001       2000       1999       1998
                                                  ---------  ---------  ---------  ---------  ---------

SUMMARY OF OPERATIONS
   Net interest income . . . . . . . . . . . . .  $ 11,647   $ 10,398   $ 10,023   $  8,749   $  7,614
   Provision for loan losses . . . . . . . . . .       847        725        654        445        290
   Noninterest income. . . . . . . . . . . . . .     2,671      2,582      1,846      1,560      1,408
   Noninterest expense . . . . . . . . . . . . .     8,444      8,259      7,356      6,520      5,826
   Income taxes. . . . . . . . . . . . . . . . .     1,585      1,280      1,204        936      1,011
   Net income. . . . . . . . . . . . . . . . . .     3,442      2,716      2,655      2,408      1,895
      Per common share - basic (1) . . . . . . .      0.87       0.69       0.68       0.66       0.52
      Per common share - diluted (1) . . . . . .      0.76       0.63       0.62       0.56       0.44

YEAR END BALANCE SHEETS
   Investment securities . . . . . . . . . . . .  $ 63,464   $ 47,400   $ 32,445   $ 26,466   $ 27,102
   Loans, net of unearned income . . . . . . . .   218,800    207,041    180,521    148,170    130,669
   Allowance for loan losses . . . . . . . . . .     3,369      2,937      2,560      2,163      1,827
   Total assets. . . . . . . . . . . . . . . . .   302,206    273,097    249,835    191,229    170,485
   Noninterest-bearing deposits. . . . . . . . .    33,342     29,372     35,468     23,823     20,877
   Interest-bearing deposits . . . . . . . . . .   197,173    189,406    173,723    134,173    119,366
   Long-term debt - FHLB advances. . . . . . . .    27,100     21,900     13,000      7,000      5,000
   Shareholders' equity. . . . . . . . . . . . .    28,742     24,601     21,528     17,591     15,674
   Book value per share (1). . . . . . . . . . .      7.16       6.18       5.43       4.68       4.26

AVERAGE BALANCE SHEETS
   Investment securities . . . . . . . . . . . .  $ 52,157   $ 40,232   $ 28,681   $ 26,151   $ 27,500
   Loans, net of unearned income . . . . . . . .   211,704    195,573    159,711    138,989    120,488
   Total assets. . . . . . . . . . . . . . . . .   288,887    263,695    212,177    180,141    166,432
   Noninterest-bearing deposits. . . . . . . . .    29,678     26,549     21,746     19,204     17,502
   Interest-bearing deposits . . . . . . . . . .   197,631    190,713    153,624    132,468    125,897
   Shareholders' equity. . . . . . . . . . . . .    26,427     23,193     19,562     16,671     14,424

RATIOS AND OTHER DATA
   Return on average assets. . . . . . . . . . .      1.19%      1.03%      1.25%      1.34%      1.14%
   Return on average equity. . . . . . . . . . .     13.02%     11.71%     13.57%     14.45%     13.14%
   Net interest margin, tax-equivalent basis . .      4.38%      4.29%      5.11%      5.31%      4.95%
   Total risk-based capital. . . . . . . . . . .     13.20%     12.41%     12.21%     12.51%     12.16%
   Leverage capital. . . . . . . . . . . . . . .      9.70%      9.25%     10.13%      9.97%      9.08%
   Net charge-offs to average loans. . . . . . .      0.20%      0.18%      0.16%      0.08%      0.16%
   Nonperforming loans to loans, year end. . . .      0.22%      0.64%      0.19%      0.19%      0.36%
   Allowance for loan losses to loans, year end.      1.54%      1.42%      1.42%      1.46%      1.40%
   Closing market price per share (1). . . . . .  $  15.35   $   9.52   $   8.39   $  10.37   $  11.92
   Price to earnings, year end . . . . . . . . .      20.2       15.1       13.5       18.5       27.1


(1)     All  per  share  data  has  been  restated  to  reflect  all  5%  stock  dividends  issued.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information presents management's discussion and analysis of the financial condition and results of operations of Summit Financial Corporation ("the Company" or "Summit Financial"), a financial holding company, and its wholly-owned subsidiaries, Summit National Bank ("the Bank" or "Summit") and Freedom Finance, Inc. ("the Finance Company" or "Freedom"). The Bank, which is the principal subsidiary, owns all the outstanding shares of Summit Investment Services, Inc. Throughout this discussion and analysis, the term "the Company" refers to Summit Financial Corporation and its subsidiaries.

     This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere herein. Certain reclassifications have been made to prior years' financial data to conform to current financial statement presentations as well as to reflect the effect of the 5% stock dividend paid in December 2002.

FORWARD-LOOKING  STATEMENTS

     Certain statements contained herein are "forward-looking statements" identified as such for purposes of the safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements as to industry trends, future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, and other statements that do not relate strictly to historical facts. These statements are not historical facts, but instead are based on current expectations, estimates and projections about the Company, are subject to numerous assumptions, risks and uncertainties, and represent only management's belief regarding future events, many of which, by their nature, are inherently uncertain and outside the Company's control. Any forward-looking statements made speak only as of the date on which such statements are made. The Company disclaims any obligation to update any forward-looking statements. Forward-looking statements are not guarantees of future performance and it is possible that actual results and financial position may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

     Factors that could cause actual results to differ from those indicated by any forward-looking statements include, but are not limited to, the following:
  -  Inflation,  interest  rates,  market  and  monetary  fluctuations;
  - Geopolitical developments and any future acts or threats of war or terrorism;
  - The effects of, and changes in trade, monetary and fiscal policies and laws, including interest policies of the Federal Reserve;
  - A decline in general economic conditions and the strength of the local economies in which the Company operates;
  - The financial condition of the Company's borrowers and potential deterioration of credit quality;
  -  Competitive  pressures  on  loan  and  deposit  pricing  and  demand;
  - Changes in technology and their impact on the marketing of products and services;
  - The timely development and effective marketing of competitive new products and services;
  - The impact of changes in financial service laws and regulations, including laws concerning taxes, banking, securities and insurance;
  -  Changes  in  accounting  principles,  policies,  and  guidelines;
  - The Company's success at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of its accounting policies about the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues and expenses. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved. This significant accounting policy is detailed in the "Allowance for Loan Losses" section of this discussion and analysis and in Note 1 of the "Notes to Consolidated Financial Statements."

COMPANY  BUSINESS

     The Company is headquartered in Greenville, South Carolina. Through its primary subsidiary, the Bank, the Company offers a full range of financial products and services, including business and consumer loans, commercial and residential mortgage lending and brokerage, asset-based financing, corporate and consumer deposit services, and investment management services. The Bank currently has four full service offices in Greenville and Spartanburg, South Carolina. Freedom is a consumer finance company headquartered in Greenville, South Carolina. The Finance Company primarily makes and services installment loans to individuals with loan principal amounts generally not exceeding $2,000 and with maturities ranging from three to 18 months. Freedom operates 11 branches throughout South Carolina.

     There is intense competition in all areas in which the Company conducts its business. The Bank competes with other major financial institutions, including commercial banks, investment banks, mutual savings banks, savings and loan associations, and credit unions, as well as other non-bank institutions, such as insurance companies, brokerage firms, and investment companies. The competition among the various financial institutions is based upon interest rates offered on deposit accounts, interest rates and fees charged on loans, service charges, the quality and range of services rendered, the convenience of banking facilities, and, in the case of loans to large commercial borrowers, relative lending limits. The Finance Company competes directly with national, regional and local consumer finance companies. The principal areas of competition in the consumer finance industry are convenience of services to customers, effectiveness of advertising, effectiveness of administration of loans and the cost of borrowed money. The amounts, rates, and fees charged on consumer finance loans are generally regulated by state law according to the type of license granted.

RISK  MANAGEMENT

     Summit's management of the risks inherent in its businesses is essential for financial performance and creating long-term value. Risk management is governed by policies reviewed and approved annually by the Company's Board of Directors. The goal of risk management is the control of the Company's primary risk factors - credit risk, market risk, liquidity risk, and operating risk - to support the prudent use of capital. These risks, if not effectively managed, can result in current losses to the Company as well as erosion of its capital and damage to its reputation. Risk management techniques are structured around certain fundamental risk principals, including commitment from senior level management; clearly defined policies and procedures; training; independent oversight; established approval processes; management information systems; measurement and analytical tools; and performance evaluation processes. These processes assist the Company in managing its risk exposures, but they cannot fully insulate the Company from losses. The Company's business requires it to take risks while ensuring that it receives adequate compensation for the risks undertaken. Despite best efforts, losses will periodically occur, particularly with respect to credit risk, when unanticipated events challenge the limits of risk management processes.

RESULTS  OF  OPERATIONS

GENERAL
     The Company reported a record year of earnings in 2002, up 27% from 2001. Net income totaled $3.4 million, or $0.76 diluted earnings per share, in 2002 compared with $2.7 million, or $0.63 diluted earnings per share, in 2001 and $2.65 million, or $0.62 diluted earnings per share, for 2000. The improvement in net income and earnings per share between 2001 and 2002 resulted primarily from the growth in earning assets and a significant reduction in the cost of funds resulting in a higher net interest margin. Increases in other income also contributed to the higher net income in 2002, offset somewhat by increases in other expenses and higher provision for loan losses.

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

     During 2002, the Company recorded net interest income of $11.6 million, a 12% increase from the 2001 net interest income of $10.4 million. This is compared to net interest income of $10.0 million for 2000. Fluctuations in net interest income between years is related to changes in the volume of average earning assets and interest-bearing liabilities, combined with changes in average yields and rates of the corresponding assets and liabilities as demonstrated in the tables following under "Average Balance Sheets".

     Net interest margin is calculated as net interest income divided by average earning assets. For the year ended December 31, 2002, the Company's net interest margin was 4.38% (fully tax-equivalent), compared to 4.29% in 2001 and 5.11% for 2000. The margin for 2002 increased 9 basis points from the prior year due to the reduction in the Company's cost of funds related to repricing deposits and FHLB advances to lower current market rates throughout 2002. The reduction in cost of funds was greater than the drop in asset yield, thus resulting in a higher net interest margin. During 2001, the interest yield on assets decreased more rapidly than the interest cost on liabilities supporting those assets, thus, the margins between 2000 and 2001 decreased 82 basis points.

Interest  Income
     Interest income for 2002 was $17.8 million, which was a decrease of $2.4 million, or 12%, from the $20.2 million for 2001. Interest income for 2000 was $19.4 million. The decrease between 2001 and 2002 is a result of the 10% increase in average earning assets being more than offset by the 160 basis point reduction in the average yield on assets. Interest income was higher in 2001 as compared to 2000 primarily as a result of the 24% increase in earning assets. The tax-equivalent yield on interest-earning assets decreased from 9.78% in 2000 to 8.23% in 2001, and decreased to 6.63% in 2002 due to declines in the general interest rate environment during the three year period.

     Interest earned on the loan portfolio was $14.9 million in 2002, $17.3 million in 2001, and $16.9 million in 2000. Loans averaged $211.7 million in 2002 with an average yield of 7.04%, compared to $195.6 million in 2001 with an average yield of 8.84%, and $159.7 million in 2000 with an average yield of 10.57%. In excess of 60% of the Company's loan portfolio adjusts immediately with changes in the prime lending rate. Thus, the decline in average yield each year is directly related to the significant drop in the average prime rate from 9.23% in 2000, to 6.91% in 2001, to 4.68% for 2002. The higher level of average loans each year, combined with the effect of fluctuations in average yield, resulted in changes in interest income on loans for the three-year period.

     The second largest component of interest income is earnings from the Company's investment portfolio which averaged $52.2 million yielding 5.81% (fully tax-equivalent) in 2002. This is compared to average securities of $40.2 million in 2001 yielding 6.49%, and $28.7 million yielding 6.86% for 2000. The fluctuations in the average yield of the investment portfolio each year is related to the timing, maturity distribution and types of securities purchased, called, matured, and sold, combined with fluctuations in the general interest rate environment. The increase in average securities, offset somewhat by lower yields each year, resulted in an increase in interest income on investments of $340,000, or 15%, between 2001 and 2002, and an increase of $617,000, or 36%, between  2000  and  2001.

Interest  Expense
     The Company's interest expense for 2002 was $6.2 million, compared to $9.8 million for 2001 and $9.4 million for 2000. Interest-bearing liabilities averaged $230.3 million in 2002 with an average rate of 2.68%, $211.2 million in 2001 with an average rate of 4.64%, and an average of $168.5 million with an average rate of 5.57% during 2000. The 37% decrease in interest expense in 2002 was related to the 196 basis point decrease in the cost of funds, partially offset by the 9% increase in average interest-bearing liabilities. The increase in interest expense in 2001 from 2000 was a result of the 25% increase in average interest-bearing liabilities, offset somewhat by the 93 basis point decrease in the cost of funds. The reductions in average cost of funds during 2002 and 2001 were a direct result of declining interest rates throughout the period combined with the maturity of CDs and FHLB advances renewed at lower current market rates.


AVERAGE  BALANCE  SHEETS
     The following table presents certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities for the last three years. Also presented is the average yields on assets and costs of liabilities at December 31, 2002. Such yields and rates are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated based on daily averages.




(dollars in thousands)                                               2002                         2001
------------------------------------------              ---------------------------   --------------------------
                                              AVERAGE
                                            YIELD/RATE   AVERAGE   INCOME/   YIELD/   AVERAGE   INCOME/   YIELD/
                                             12/31/02    BALANCE   EXPENSE    RATE    BALANCE   EXPENSE    RATE
                                            ----------  --------  --------  -------  --------  --------   ------
ASSETS
Earning assets:
Loans, net of unearned income (1). . . . .        6.53%  $211,704  $ 14,914    7.04%  $195,573  $ 17,293    8.84%
Investment securities (taxable) (2). . . .        4.57%    37,425     1,934    5.17%    28,940     1,751     .05%
Investment securities
(non-taxable) (2) (3). . . . . . . . . . .        7.31%    14,732       725    7.46%    11,292       568    7.62%
Federal funds sold . . . . . . . . . . . .        1.13%     4,913        80    1.63%     7,808       318    4.07%
Investment in stock (4). . . . . . . . . .        4.76%     2,087       108    5.17%     1,485        96    6.46%
Interest-bearing bank balances . . . . . .        1.18%     3,522        60    1.70%     4,054       179    4.42%
                                            -----------  --------  --------  -------  --------  --------  -------
     Total earning assets. . . . . . . . .        6.13%   274,383  $ 17,821    6.63%   249,152  $ 20,205    8.23%
Non-earning assets                          ===========    14,504  ========  =======    14,543  ========  =======
                                                         --------                     --------
     Total average assets                                $288,887                     $263,695
                                                         ========                     ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  Interest-bearing demand. . . . . . . . .        0.43%  $ 21,074  $    155    0.73%  $ 17,475  $    329    1.88%
  Savings and money market . . . . . . . .        1.18%    75,207     1,163    1.55%    78,513     2,780    3.54%
  Time deposits, $100,000 and over . . . .        2.76%    49,860     1,579    3.17%    47,705     2,737    5.74%
  Other time deposits. . . . . . . . . . .        2.92%    51,490     1,701    3.30%    47,020     2,782    5.92%
                                            -----------  --------  --------  -------  --------  --------  -------
     Total interest-bearing deposits . . .        1.95%   197,631     4,598    2.33%   190,713     8,628    4.52%
FHLB advances. . . . . . . . . . . . . . .        4.10%    32,207     1,563    4.85%    19,891     1,146    5.76%
Federal funds purchased and
 other short-term borrowings . . . . . . .        1.59%       441        13    2.85%       558        33    5.91%
                                            -----------  --------  --------  -------  --------  --------  -------
     Total interest-bearing liabilities. .        2.33%   230,279  $  6,174    2.68%   211,162  $  9,807    4.64%
Noninterest bearing deposits                ===========    29,678  ========    =====    26,549   =======    =====
Other noninterest bearing liabilities                       2,503                        2,791
                                                         --------                     --------
     Total liabilities                                    262,460                      240,502
Shareholders' equity                                       26,427                       23,193
                                                         --------                     --------
     Total average liabilities and equity                $288,887                     $263,695
                                                         ========                     ========
Net interest margin (5)                                            $ 11,647    4.38%            $ 10,398    4.29%
                                                                   ========  =======            ========  =======
Interest rate spread (6)                                                       3.95%                        3.59%
                                                                             =======                      =======



(dollars in thousands)                                         2000
------------------------------------------  -------------------------------------


                                               AVERAGE        INCOME/   YIELD/
                                               BALANCE        EXPENSE    RATE
                                            --------------  --------  -------
ASSETS
Earning assets:
Loans, net of unearned income (1). . . . .  $      159,711  $ 16,882   10.57%
Investment securities (taxable) (2). . . .          18,405     1,187    6.45%
Investment securities
(non-taxable) (2) (3). . . . . . . . . . .          10,276       515    7.59%
Federal funds sold . . . . . . . . . . . .           8,790       563    6.41%
Investment in stock (4). . . . . . . . . .           1,221        87    7.13%
Interest-bearing bank balances . . . . . .           2,748       183    6.66%
                                            --------------  --------  -------
     Total earning assets. . . . . . . . .         201,151  $ 19,417    9.78%
Non-earning assets . . . . . . . . . . . .          11,026  ========  =======
                                            --------------
     Total average assets. . . . . . . . .  $      212,177
                                            ==============

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  Interest-bearing demand. . . . . . . . .  $       12,168  $    382    3.14%
  Savings and money market . . . . . . . .          59,203     3,012    5.09%
  Time deposits, $100,000 and over . . . .          37,176     2,315    6.23%
  Other time deposits. . . . . . . . . . .          45,077     2,754    6.11%
                                            --------------  --------  -------
     Total interest-bearing deposits . . .         153,624     8,463    5.51%
FHLB advances. . . . . . . . . . . . . . .          14,131       878    6.21%
Federal funds purchased and
 other short-term borrowings . . . . . . .             754        53    7.03%
                                            --------------  --------  -------
     Total interest-bearing liabilities. .         168,509  $  9,394    5.57%
Noninterest bearing deposits . . . . . . .          21,746  ========   ======
Other noninterest bearing liabilities. . .           2,360
                                            --------------
     Total liabilities . . . . . . . . . .         192,615
Shareholders' equity . . . . . . . . . . .          19,562
                                            --------------
     Total average liabilities and equity.  $      212,177
                                            ==============
Net interest margin (5)                                     $ 10,023    5.11%
                                                            ========  =======
Interest rate spread (6)                                                4.21%
                                                                      =======


(1)  -  Average  loans  are  stated net of unearned income and include non-accrual loans.  Interest recognized on non-accrual  loans  has  been  included  in interest  income.
(2)  -  Average  yield  on  investment  securities  is  computed  using  historical cost balances; the yield information  does  not  give  effect  to  changes  in  fair  value that  are  reflected  as  a  component of  shareholders'  equity.
(3)  -  Yields  on  nontaxable  investment securities have been adjusted to a tax equivalent basis assuming a 34%
Federal  tax  rate.
(4)  -  Includes  investments  in  stock  of  Federal  Reserve  Bank, Federal Home Loan Bank, and other equities.
(5)  -  Net  interest  margin  is  computed  by  dividing net interest income (adjusted to a tax equivalent basis assuming  a  34%  Federal  tax  rate)  by  total  average earning  assets.
(6)  - Interest rate spread is the difference between the average yield on earning assets and the average rate on interest-bearing  liabilities.


RATE/VOLUME  ANALYSIS
     The following table presents the dollar amount of changes in interest income, interest expense and net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities and the amount attributable to changes in rates earned and paid on the corresponding assets and liabilities.

(dollars in thousands)                             2001 - 2002                                 2000 - 2001
----------------------                 ---------------------------------------   -----------------------------------
                                             CHANGE RELATED TO                        CHANGE RELATED TO
                                       ----------------------------              --------------------------
                                                             RATE/     TOTAL                         RATE/    TOTAL
                                        VOLUME     RATE     VOLUME    CHANGE     VOLUME     RATE    VOLUME    CHANGE
                                       --------  ---------  -------  ---------  --------  --------  -------  --------
EARNING ASSETS:
Loans, net of unearned income . . . .  $ 1,426    ($3,515)   ($290)   ($2,379)  $ 3,791   ($2,760)   ($620)  $   411
Investment securities (taxable) . . .      513       (255)     (75)       183       679       (73)     (42)      564
Investment securities (non-taxable) .      173        (12)      (4)       157        50         3        0        53
Federal funds sold. . . . . . . . . .     (118)      (191)      71       (238)      (63)     (205)      23      (245)
Other . . . . . . . . . . . . . . . .       16       (129)       6       (107)      106       (70)     (31)        5
                                       --------  ---------  -------  ---------  --------  --------  -------  --------
     Total interest income. . . . . .    2,010     (4,102)    (292)    (2,384)    4,563    (3,105)    (670)      788
                                       --------  ---------  -------  ---------  --------  --------  -------  --------
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
  Interest-bearing demand . . . . . .       68       (201)     (41)      (174)      167      (153)     (67)      (53)
  Savings and money market accounts .     (117)    (1,566)      66     (1,617)      998      (925)    (305)     (232)
  Time deposits, $100,000 and over. .      124     (1,226)     (56)    (1,158)      656      (182)     (52)      422
  Other time deposits . . . . . . . .      264     (1,229)    (116)    (1,081)      119       (87)      (4)       28
                                       --------  ---------  -------  ---------  --------  --------  -------  --------
     Total interest-bearing deposits.      339     (4,222)    (147)    (4,030)    1,940    (1,347)    (428)      165
FHLB advances . . . . . . . . . . . .      710       (181)    (112)       417       358       (64)     (26)      268
Other . . . . . . . . . . . . . . . .       (7)       (17)       4        (20)      (12)      (13)       5       (20)
                                       --------  ---------  -------  ---------  --------  --------  -------  --------
     Total interest expense . . . . .    1,042     (4,420)    (255)    (3,633)    2,286    (1,424)    (449)      413
                                       --------  ---------  -------  ---------  --------  --------  -------  --------
NET INTEREST DIFFERENTIAL . . . . . .  $   968   $    318     ($37)  $  1,249   $ 2,277   ($1,681)   ($221)  $   375
                                       ========  =========  =======  =========  ========  ========  =======  ========

PROVISION  FOR  LOAN  LOSSES
     The provision for loan losses was $847,000 in 2002, $725,000 in 2001, and $654,000 in 2000. A component of the change in the provision each year is the level of net originations as follows: $12.2 million in 2002, $26.9 million in 2001, and $32.6 million in 2000. As discussed under the "Allowance for Loan Losses" section below, other factors influencing the amount charged to the provision each year include the total amount of past due, classified, and "watch list" loans, trends in nonperforming assets, and the charge-off activity each year. Thus, in addition to the general economic uncertainty throughout 2001 and 2002, factors contributing to the higher provision each year included increases in net charge-off activity from 0.16% of average loans in 2000, to 0.18% in 2001 and 0.20% in 2002; and the fluctuations in nonperforming assets which amounted to 0.22%, 0.64%, and 0.19% of gross loans at December 31, 2002, 2001, and 2000, respectively. Further, the Bank's total "watch list" loans, which include classified loans, non-accrual loans, and other assets especially mentioned ("OAEM") in the Bank's internal credit grading procedures and periodic reviews, have increased from 7.5% of gross loans at December 31, 2001 to 7.9% as of the 2002 year end. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses in the loan portfolio, and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income increased $89,000, or 3%, in 2002, to $2.7 million from $2.6 million in 2001 and $1.8 million in 2000. The higher amount in service charges and fees on deposit accounts, which increased 29% in 2002 to $553,000 from $430,000 in 2001 and $369,000 in 2000, is related to increases in transaction fees and the higher number of Bank deposit accounts and transactions subject to service charges and fees each year. Insurance commission fee income rose 21% to $587,000 in 2002 from $485,000 in 2001 and $337,000 in 2000, primarily related to the volume of annuity product sales made by the Bank's nondeposit investment subsidiary. These increases in 2002 were offset by a lower gain on sales of investment securities which totaled $117,000 in 2002 compared with $257,000 for 2001 and $12,000 in 2000. Fluctuations in gain on sales of investment securities are primarily related to the volume of investment sales each year from the Company's available for sale investment portfolio. In addition to the volume of transactions, changes in general market interest rates and thus, the market valuations, affect the amount of gain recorded.

     Increases in the line item, "other income", which was up $11,000, or 1%, in 2002 and $201,000 in 2001, is primarily related to fluctuations in (1) the level of mortgage and other loan referrals and loan late fees which increased $65,000 in 2002 and $186,000 in 2001; and (2) the level of mutual fund and brokerage activity in the Bank's nondeposit investment subsidiary which decreased $55,000 in 2002 and $41,000 in 2001. Additional fluctuations in other income are related to the normal activity of the Bank and the level of transactions each year.

     Noninterest expense totaled $8.4 million in 2002, $8.3 million in 2001, and $7.4 million in 2000. A majority of the increased expenditures each year reflects the cost of additional personnel hired to support the Company's growth and new facilities. The most significant item included in noninterest expense is salaries, wages and benefits which amounted to $5.1 million in 2002, $4.8 million in 2001, and $4.3 million in 2000. The increase of $245,000, or 5%, in 2002 was primarily related to normal annual raises and increases in group health insurance premiums. The increase of $536,000 or 13% in 2001 was a result of (1) normal annual raises and replacement of staff; (2) a full year in 2001 of new branch staff, including three officers, added in September 2000; and (3) increases in benefit plan costs including group health insurance premiums and 401K deferral matches related to higher salaries.

     Occupancy and furniture, fixtures, and equipment expenses remained relatively flat in 2002 due to reductions in expenses associated with a mobile facility used through mid-2001 being offset by normal increases in utilities, maintenance, and other ongoing occupancy and equipment expenses. For the 2001 year, these expenses increased $26,000, or 2%, related primarily to the expenses associated with new branch facilities.

     Included in the line item "other expenses", which decreased $58,000, or 3%, between 2001 and 2002 and increased $341,000, or 19%, between 2000 and 2001, are charges for advertising and public relations; insurance claims and premiums; printing and office support; merchant program expenses; legal and professional services; and other branch and customer related expenses. A majority of these items are related directly to the normal operations of the Bank and fluctuate in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. The decline in 2002 is primary related to a decrease in amortization of goodwill of $157,000. This decrease is partially offset by higher levels of legal and professional fees of $60,000 and advertising of $41,000. The most significant increases in 2001 relate to higher advertising for the new branch opening ($54,000), higher volume of transactions and other fees on the credit card portfolio ($93,000), increases in legal and consultant expenses related to loan collections and security audits ($95,000), and higher branch-related expenses due to a full year with an additional facility ($40,000).

INCOME  TAXES
     The Company recorded an income tax provision of $1.6 million, $1.3 million, and $1.2 million in 2002, 2001, and 2000, respectively. The effective tax rate in each year was 31.5%, 32.0%, and 31.2%, respectively. The change in effective rate each year is primarily related to fluctuations in the level of tax-free municipal investments and other permanent tax differences.

QUARTERLY  OPERATING  RESULTS
     The following summarizes selected quarterly operating results for the quarters ended in 2002 and 2001.


(dollars  in  thousands,  except
  per share data)                              2002                                            2001
                           ----------------------------------------------   ---------------------------------------------
                             FIRST       SECOND      THIRD       FOURTH      FIRST       SECOND      THIRD       FOURTH
                            QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Interest income . . . . .  $    4,465  $    4,453  $    4,515  $    4,388  $    5,378  $    5,085  $    5,071  $    4,671
Interest expense. . . . .       1,611       1,540       1,562       1,461       2,768       2,532       2,469       2,038
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net interest income . . .       2,854       2,913       2,953       2,927       2,610       2,553       2,602       2,633
Provision for loan losses         125         225         196         301         128         209         148         240
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net interest income after
 provision. . . . . . . .       2,729       2,688       2,757       2,626       2,482       2,344       2,454       2,393
Noninterest income. . . .         682         662         682         645         583         689         650         660
Noninterest expense . . .       2,273       2,178       2,106       1,887       2,079       2,042       2,085       2,053
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income before taxes . . .       1,138       1,172       1,333       1,384         986         991       1,019       1,000
Income taxes. . . . . . .         365         372         424         424         324         317         329         310
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net income. . . . . . . .  $      773  $      800  $      909  $      960  $      662  $      674  $      690  $      690
                           ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
NET INCOME PER SHARE:
   Basic. . . . . . . . .  $     0.20  $     0.20  $     0.23  $     0.24  $     0.17  $     0.17  $     0.18  $     0.17
   Diluted. . . . . . . .  $     0.17  $     0.18  $     0.20  $     0.21  $     0.15  $     0.16  $     0.16  $     0.16
AVERAGE COMMON SHARES
 OUTSTANDING:
   Basic. . . . . . . . .   3,964,000   3,972,000   3,977,000   3,994,000   3,930,000   3,928,000   3,928,000   3,958,000
   Diluted. . . . . . . .   4,409,000   4,539,000   4,556,000   4,565,000   4,310,000   4,314,000   4,324,000   4,382,000

     Net income for the fourth quarter of 2002 was $960,000 or $0.21 per diluted share. The 2002 results represent an increase of 39% over the fourth quarter of 2001 results of $690,000 or $0.16 per diluted share. The primary factor in the increased earnings for the fourth quarter of 2002 was the significant reduction in the Company's cost of funds on deposits. Total interest expense declined 28% for the 2002 period as compared to the prior year. Interest income was down 6% in the fourth quarter of 2002 compared to the prior year; however, the reduction in interest expense more that offset the lower interest income resulting in an 11% increase in net interest income for the quarter. The other primary contributor to the higher net income for the quarter ended December 31, 2002 was lower overhead costs, which decreased 8% from the prior year. The majority of the decrease was in salaries, wages and benefits related primarily to bonus accrual adjustments. Somewhat offsetting this decrease was the higher provision for loan losses required in the fourth quarter of 2002 as previously discussed.

FINANCIAL  CONDITION

GENERAL
     The Company achieved 11% growth during the year for total assets of $302.2 million at December 31, 2002 compared to $273.1 million for the prior year end. The growth was driven by a 6% rise in gross loans to total $218.8 million from $207.0 million at December 31, 2001. In addition, investment securities increased 34% from $47.4 million to $63.5 million at December 31, 2002. Asset growth was funded by the 5% increase in deposits to $230.5 million and higher FHLB advances which totaled $40.6 million at the 2002 year end. Shareholders' equity totaled $28.7 million at December 31, 2002 as compared to $24.6 million at December 31, 2001. This increase was primarily a result of retained net income of $3.4 million, proceeds from stock option exercises, and an increase in the unrealized gain on available for sale securities during 2002.

CREDIT  RISK  MANAGEMENT  AND  LOANS
     Credit risk is defined as the risk of loss arising from a counterparty's failure or inability to meet payment or performance terms of a contract with the Company. The Company's credit risk management processes are intended to address the management of all forms of credit risk, including balance sheet and off-balance sheet exposures. The credit risk process involves a Loan Committee of the Board of Directors which is responsible for establishing and monitoring adherence to credit policies, approving underwriting standards and concentration limits, and granting credit approval authorities. Credit policies include loan officer and credit limits, periodic documentation examination, and follow-up procedures for any exceptions to credit policies. The processes are intended to ensure that risks are accurately assessed, properly approved, and continuously monitored. An independent credit review function also monitors compliance with credit policies, works to ensure that credit due diligence and credit administration meet acceptable standards, and is responsible for the effectiveness of the credit quality review process. Loans that are determined to involve any more risk than the normal portfolio risk are placed on a special review status and closely monitored.

     As of December 31, 2002, the Company had gross loans outstanding, net of unearned income, of $218.8 million which represents an increase of $11.8 million, or 6%, attributable to internal growth, from the 2001 outstanding loans of $207.0 million. Outstanding loans represent the largest component of earning assets at 77% and 79% of average earning assets for 2002 and 2001, respectively. For 2002, the Company's loans averaged $211.7 million with a yield of 7.04%. This is compared to $195.6 million average loans with a yield of 8.84% in 2001. The decrease in the loan yield is a direct result of the rapid and dramatic short-term interest rate reductions experienced throughout 2001 and in 2002, as a majority of the Bank's loans adjust immediately with movements in the prime lending rate. The interest rates charged on loans of the Bank vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government policy and regulations also influence interest rates. Loans of the Finance Company are generally regulated under state laws which establish the maximum loan amounts and interest rates, and the types and maximum amounts of fees, insurance premiums, and other costs that may be charged.

     The loan portfolio consists primarily of commercial and industrial loans, commercial loans secured by real estate, loans secured by one-to-four family residential mortgages, and consumer loans. Substantially all of these loans are located in the Upstate of South Carolina and are concentrated in the Company's market area. At December 31, 2002, the Company had no loans for highly leveraged transactions and no foreign loans. The primary focus has been on commercial lending to small and medium-sized businesses in its marketplace. The Company has a diversified loan portfolio which is spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio, and with no dependence on any specific economic segment. The Company regularly monitors its credit concentrations based on loan purpose, industry, and customer base. As of December 31, 2002, there were no material concentrations of credit risk within the Company's loan portfolio.

     The following table shows the composition of the loan portfolio at December 31 for each year presented.


                                                 LOAN PORTFOLIO COMPOSITION
                                                   (DOLLARS IN THOUSANDS)


                                                 2002                 2001                 2000                 1999
                                          ------------------   ------------------   ------------------   -------------------
                                           Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                                          --------   -------   --------   --------   -------   --------   -------   --------
Commercial and industrial. . . . . . . .  $ 30,643      14.0%  $ 35,737      17.3%  $ 31,995      17.7%  $ 26,217      17.7%
Commercial secured by real estate. . . .    77,748      35.5%    70,036      33.8%    62,709      34.7%    55,647      37.6%
Real estate - residential mortgages. . .    67,963      31.1%    64,239      31.0%    52,287      29.0%    47,366      32.0%
Real estate - construction . . . . . . .    32,791      15.0%    26,672      12.9%    23,232      12.9%    10,135       6.9%
Installment and other consumer loans . .     5,846       2.7%     6,301       3.1%     6,540       3.6%     5,402       3.6%
Consumer finance, net of unearned income     3,544       1.6%     3,606       1.7%     3,542       2.0%     3,183       2.1%
Other loans and overdrafts . . . . . . .       265       0.1%       450       0.2%       216       0.1%       220       0.1%
                                          ---------    ------  ---------   -------  ---------  --------  ---------  --------
                                           218,800       100%   207,041       100%   180,521       100%   148,170       100%
Less - Allowance for loan losses . . . .    (3,369)    ======    (2,937)    ======    (2,560)    =======   (2,163)    ======
                                          ---------            ---------            ---------            ---------
Net loans. . . . . . . . . . . . . . . .  $215,431             $204,104             $177,961             $146,007
                                          =========            =========            =========            =========

                                                 1998
                                          ------------------
                                           Amount    Percent
                                          ---------  --------
Commercial and industrial. . . . . . . .  $ 24,100      18.4%
Commercial secured by real estate. . . .    48,527      37.1%
Real estate - residential mortgages. . .    42,832      32.8%
Real estate - construction . . . . . . .     6,463       5.0%
Installment and other consumer loans . .     5,656       4.3%
Consumer finance, net of unearned income     2,881       2.2%
Other loans and overdrafts . . . . . . .       210       0.2%
                                          ---------  --------
                                           130,669       100%
Less - Allowance for loan losses . . . .    (1,827)  ========
                                          ---------
Net loans. . . . . . . . . . . . . . . .  $128,842
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

     A significant portion of the installment and other consumer loans are secured by automobiles and other personal assets. Consumer finance loans are those originated by the Company's consumer finance subsidiary. These loans generally carry a higher risk of nonpayment than do the other categories of loans, but the increased risk is substantially offset by the smaller amounts of such loans and the higher rates charged thereon, as well as a higher allocation of the allowance for loan losses related to Freedom's loan portfolio.

LOAN  MATURITY  AND  INTEREST  SENSITIVITY
     The following table shows the maturity distribution and interest sensitivity of the Company's loan portfolio at December 31, 2002.


                          LOAN PORTFOLIO MATURITY SCHEDULE
                               (DOLLARS IN THOUSANDS)

                                           1 Year   Over 1, to     Over
                                          or Less     5 Years    5 Years    Total
                                          --------  -----------  --------  --------
MATURITY DISTRIBUTION:
Commercial and industrial. . . . . . . .  $ 21,570  $     8,913  $    160  $ 30,643
Commercial secured by real estate. . . .    18,480       57,796     1,472    77,748
Real estate - residential mortgages. . .    19,040       34,640    14,283    67,963
Real estate - construction . . . . . . .    26,810        5,613       368    32,791
Installment and other consumer loans . .     3,095        2,738        13     5,846
Consumer finance, net of unearned income     3,544            0         0     3,544
Other loans and overdrafts . . . . . . .       265            0         0       265
                                          --------  -----------  --------  --------
Total. . . . . . . . . . . . . . . . . .  $ 92,804  $   109,700  $ 16,296  $218,800
                                          ========  ===========  ========  ========

INTEREST SENSITIVITY:
Total of loans with:
Floating interest rates. . . . . . . . .  $ 82,957  $    57,967  $ 14,993  $155,917
Predetermined interest rates . . . . . .     9,847       51,733     1,303    62,883
                                          --------  -----------  --------  --------
Total. . . . . . . . . . . . . . . . . .  $ 92,804  $   109,700  $ 16,296  $218,800
                                          ========  ===========  ========  ========

ALLOWANCE  FOR  LOAN  LOSSES  AND  NONPERFORMING  ASSETS
          The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at December 31, 2002. In assessing the adequacy of the allowance and the amount charged to the provision, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are losses which must be charged-off, and to assess the risk characteristics of the portfolio in the aggregate as well as the credit risk associated with particular loans. The Company's methodology for evaluating the adequacy of the allowance for loan losses incorporates management's current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied process. The methodology includes segmentation of the loan portfolio into reasonable components based on loan purpose for calculation of the most accurate reserve. Appropriate reserve estimates are determined for each segment based on a review of individual loans, application of historical loss factors for each segment, and adjustment factors applied as considered necessary. The adjustment factors are applied consistently and are quantified for consideration of national and local economic conditions; exposure to concentrations that may exist in the portfolio; impact of off-balance sheet risk; alterations of lending policies and procedures; the total amount of and changes in trends of past due loans, nonperforming loans, problem loans and charge-offs; the total amount of and changes in trends of the Bank's internally graded "watch list" loans which include classified loans and OAEM; variations in the nature, maturity, composition, and growth of the loan portfolio; changes in trends of collateral value; entry into new markets; and other factors which may impact the current credit quality of the loan portfolio.

     The table below presents an allocation of the allowance for loan losses for each of the years ended December 31 by the different loan categories. However, the breakdown is based on a number of qualitative factors and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category.


                                              ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                      (DOLLARS IN THOUSANDS)

                                      2002                     2001                      2000                       1999
                             -----------------------   -----------------------   ----------------------  ------------------------
                                         Percent of                Percent of                Percent of                Percent of
                             Allowance    Loans in     Allowance    Loans in     Allowance    Loans in     Allowance    Loans in
                            Break-down    Category    Break-down    Category    Break-down    Category    Break-down    Category
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Commercial . . . . . . . .  $     1,802        49.5%  $     1,365        51.1%  $     1,011        52.4%  $       879        55.3%
Real estate - residential
mortgage . . . . . . . . .          722        31.1%          746        31.0%          741        29.0%          692        32.0%
Real estate - construction          317        15.0%          375        12.9%          330        12.9%          148         6.9%
Installment and consumer
Finance and other loans. .          482         4.4%          440         5.0%          337         5.7%          331         5.8%
Unallocated. . . . . . . .           46                        11                       141                       113
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                            $     3,369         100%  $     2,937         100%  $     2,560         100%  $     2,163         100%
                            ===========  ===========  =========== ============  ===========  ===========  ===========  ===========

                                      1998
                            -----------------------
                                         Percent of
                             Allowance    Loans in
                            Break-down    Category
                            -----------  -----------
Commercial . . . . . . . .  $       771        55.5%
Real estate - residential
mortgage . . . . . . . . .          599        32.8%
Real estate - construction           90         5.0%
Installment and consumer
Finance and other loans. .          275         6.7%
Unallocated. . . . . . . .           92
                            -----------  -----------
                            $     1,827         100%
                            ===========  ===========


      Management maintains an allowance for loan losses which it believes adequate to cover probable losses in the loan portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions, events, and other factors affecting loans which are believed to be reasonable, but which may or may not prove valid. While it is the Company's policy to provide for the loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examination could result in required changes to the allowance for loan losses. No adjustment in the allowance or significant adjustments to the Bank's internally classified loans were made as a result of the Bank's most recent examination performed by the Office of the Comptroller of the Currency.

     The allowance for loan losses totaled $3.4 million, or 1.54% of total loans, at the end of 2002. This is compared to a $2.9 million allowance, or 1.42% of total loans, at December 31, 2001. For the year ended December 31, 2002, the Company reported consolidated net charge-offs of $415,000, or 0.20% of average loans. This is compared to consolidated net charge-offs of $348,000, or 0.18% of average loans, for the year ended December 31, 2001. The following table sets forth certain information with respect to changes in the Company's allowance for loan losses for the last five years.



(dollars in thousands)              2002     2001     2000     1999     1998
---------------------------------  -------  -------  -------  -------  -------

Balance at beginning of period. .  $2,937   $2,560   $2,163   $1,827   $1,728
                                   -------  -------  -------  -------  -------
Charge-offs:
Commercial and industrial . . . .     179        -        -       74       26
Commercial real estate. . . . . .      13      130      125        -        -
Installment and consumer. . . . .     455      358      309      343      382
                                   -------  -------  -------  -------  -------
                                      647      488      434      417      408
                                   -------  -------  -------  -------  -------
Recoveries:
Commercial and industrial . . . .      16        -       50       51       25
Commercial real estate. . . . . .      78       31        -        -        -
Installment and consumer. . . . .     138      109      127      257      192
                                   -------  -------  -------  -------  -------
                                      232      140      177      308      217
                                   -------  -------  -------  -------  -------
Net charge-offs . . . . . . . . .    (415)    (348)    (257)    (109)    (191)
Provision charged to expense. . .     847      725      654      445      290
                                   -------  -------  -------  -------  -------
Balance at end of period. . . . .  $3,369   $2,937   $2,560   $2,163   $1,827
                                   =======  =======  =======  =======  =======
Net charge-offs to average loans.     .20%     .18%     .16%     .08%     .16%
                                   =======  =======  =======  =======  =======
Allowance to loans, year end. . .    1.54%    1.42%    1.42%    1.46%    1.40%
                                   =======  =======  =======  =======  =======
Net charge-offs to allowance. . .   12.32%   11.85%   10.04%    5.04%   10.45%
                                   =======  =======  =======  =======  =======

          The Company's nonperforming assets consist of loans on non-accrual basis, loans which are contractually past due 90 days or more on which interest is still being accrued, troubled debt restructurings, and other real estate owned ("OREO"). Loans past due 90 days and greater totaled $187,000, or 0.09% of gross loans, at December 31, 2002 compared to $153,000, or 0.07% of gross loans, at December 31, 2001. Loans on non-accrual totaled $293,000 and $1,180,000, respectively, at December 31, 2002 and 2001. Generally, loans of the Bank are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as non-accrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible. The following table summarizes the nonperforming assets at December 31 for each year presented.


(dollars in thousands)                 2002    2001     2000    1999    1998
------------------------------------  ------  -------  ------  ------  ------

Non-accrual loans. . . . . . . . . .  $ 293   $1,180   $ 218   $ 147   $   0
Loans past due 90 days or more . . .    187      153     122     130     483
Troubled debt restructurings . . . .      0        0       0       0       0
Other real estate owned. . . . . . .      0        0       0       0       0
                                      ------  -------  ------  ------  ------
Total nonperforming assets . . . . .  $ 480   $1,333   $ 340   $ 277   $ 483
                                      ======  =======  ======  ======  ======
Nonperforming assets to total loans.    .22%     .64%    .19%    .19%    .36%
                                      ======  =======  ======  ======  ======


          At December 31, 2002, there are no loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan". At December 31, 2001, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $1.0 million, which was included in the total non-accrual loans at that date. At December 31, 2000, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $1.5 million, which includes the $218,000 non-accrual loan at that date. There were no impaired loans at December 31 for any other year presented and there was no allowance on impaired loans required in any year presented.

     Management maintains a list of potential problem loans which includes non-accrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by external audits or regulatory examinations) as "substandard", "doubtful", or "loss". A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at December 31, 2002 determined to be potential problem loans based upon management's internal designations, was $3.1 million or 1.4% of the loan portfolio at year end, compared to $2.5 million or 1.2% of the loan portfolio at December 31, 2001. The amount of potential problem loans at December 31, 2002 does not represent management's estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. The increase in the amount of classified loans in 2002 is primarily related to the deterioration of general economic conditions during 2001 and 2002 and management's proactive approach to more closely monitor credits. Management believes that the allowance for loan losses as of December 31, 2002 was adequate to absorb any losses related to the nonperforming loans and potential problem loans as of that date. Management continues to monitor closely the levels of nonperforming and potential problem loans, and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of nonperforming and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision for loan losses accordingly. This would likely decrease net income.

INVESTMENT  SECURITIES
     At December 31, 2002, the Company's total investment portfolio had an estimated fair value of $63.5 million, which is an increase of 34% from the $47.4 million invested as of the end of 2001. At the 2002 year end, the portfolio had a weighted average life of approximately 6.5 years and an average duration of 4.9 years. Investment securities averaged $52.2 million yielding 5.81% in 2002, compared to the 2001 average of $40.2 million yielding 6.49%. Securities are the second largest earning asset of the Company at 19% and 16% of average earning assets for 2002 and 2001, respectively.

     The Company's investment portfolio consists primarily of securities of United States government agencies, mortgage-backed securities, and state and municipal obligations. The investment portfolio is designed to enhance liquidity while providing acceptable rates of return and minimizing asset quality risk. Decisions involving securities are based upon management's expectations of interest rate movements, overall market conditions, the composition and structure of the balance sheet, and an analysis of the financial impacts of alternative rate and maturity scenarios. The Company does not purchase or hold securities for trading purposes. However, securities may be sold prior to their maturity as all securities in the Bank's portfolio are classified as "available for sale" and recorded on the Company's balance sheet at estimated fair value. There are no investments classified as "held to maturity" or "trading" pursuant to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities".

     The following table sets forth the amortized cost and the estimated fair market value of the investment securities of the Company at December 31, 2002, 2001, and 2000.


                                   SECURITY PORTFOLIO COMPOSITION
                                       (DOLLARS IN THOUSANDS)


                                     2002                   2001                    2000
                              ----------------------  ----------------------  ---------------------
                                          Estimated               Estimated               Estimated
                              Amortized    Fair        Amortized   Fair        Amortized   Fair
                               Cost        Value       Cost        Value       Cost        Value
Available for Sale:. . . . .  ----------  ----------  ----------  ----------  ----------  ----------
    U.S. government agencies  $   18,609  $   18,822  $   11,103  $   11,214  $   17,167  $   17,241
    Mortgage-backed. . . . .      27,321      27,743      21,716      21,660       5,642       5,666
    State and municipal. . .      16,567      16,899      14,253      14,526       9,584       9,538
                              ----------  ----------  ----------  ----------  ----------  ----------
                              $   62,497  $   63,464  $   47,072  $   47,400  $   32,393  $   32,445
                              ==========  ==========  ==========  ==========  ==========  ==========


     The Company also maintains certain investments in stock as required to be owned by the Bank at December 31 as follows:


(dollars in thousands)                     2002    2001    2000
                                          ------  ------  ------

Federal Home Loan Bank of Atlanta stock.  $2,030  $1,345  $1,000
Federal Reserve Bank stock . . . . . . .     255     255     255
Bankers Bank of Atlanta stock. . . . . .     133     133     133
                                          ------  ------  ------
                                          $2,418  $1,733  $1,388
                                          ======  ======  ======


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

     The following table indicates the estimated fair value of each investment security category by maturity as of December 31, 2002. The weighted average yield for each range of maturities at December 31, 2002 is also shown. All securities are classified as "Available for Sale" as defined in SFAS No. 115.



                                           SECURITY PORTFOLIO MATURITY SCHEDULE
                                                  (DOLLARS IN THOUSANDS)

                                              After 1, Within     After 5, Within
                              Within 1 Year      5 Years             10 Years         After 10 Years          Total
                            ---------------  ----------------   ------------------  -----------------   -----------------
                                   Weighted          Weighted            Weighted            Weighted            Weighted
                            Fair   Average    Fair    Average    Fair     Average    Fair     Average    Fair     Average
                            Value   Yield    Value     Yield     Value     Yield     Value     Yield     Value     Yield
                            -----  --------  ------  ---------  -------  ---------  -------  ---------  -------  ---------
U. S. Government agencies.      -         -  $9,259      4.83%  $ 9,563      5.14%        -         -   $18,822      4.99%
Mortgage-backed. . . . . .      -         -     692      6.49%    6,513      4.33%   20,538      4.95%   27,743      4.85%
State and municipal (1). .      -         -       -         -       324      7.06%   16,575      6.96%   16,899      6.96%
                            -----  --------  ------  ---------  -------  ---------  -------  ---------  -------  ---------
     Total . . . . . . . .      -         -  $9,951      4.95%  $16,400      4.86%  $37,113      5.84%  $63,464      5.46%
                            =====  ========  ======  =========  =======  =========  =======  =========  =======  =========

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

DEPOSITS  AND  OTHER  INTEREST-BEARING  LIABILITIES
     The Company has a large, stable base of deposits, principally money market accounts and certificates of deposit obtained primarily from customers in South Carolina. The Company's core deposit base consists of consumer and commercial money market accounts, checking accounts, savings and retirement accounts, NOW accounts, and non-jumbo time deposits (less than $100,000). Although such core deposits continue to be interest-sensitive for both the Company and the industry as a whole, these deposits provide the Company with a reliable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000 represented 21% and 19%, respectively, of total deposits at December 31, 2002 and 2001. At December 31, 2002 and 2001, the Company had no brokered deposits or foreign deposits.

     During 2002, interest-bearing liabilities averaged $230.3 million with an average rate of 2.68% compared to $211.2 million with an average rate of 4.64% in 2001. The decrease in the average rate reflects the general decreasing rate environment experienced throughout 2001 and 2002, combined with the repricing of maturing time deposits and FHLB advances to lower current market rates. In pricing deposits, the Company considers its liquidity needs, the anticipated direction and levels of interest rates and local market conditions. At December 31, 2002, interest-bearing deposits comprised approximately 86% of total deposits and 83% of total interest-bearing liabilities. Federal Home Loan Bank advances comprise the remainder of interest-bearing liabilities.

     The Company uses its deposit base as a primary source with which to fund earning assets. Deposits increased 5% from $218.8 million at December 31, 2001 to $230.5 million as of year end 2002. The increase was primarily in time deposit accounts which were somewhat offset by decreases in money market accounts. Noninterest-bearing deposits averaged 13% of total average deposits for the year 2002 compared to 12% in 2001. The Company faces continuing stiff competition from other banking and financial services companies in gathering deposits. As the percentage of funding provided by depositors decreases, other sources, such as FHLB advances and short-term borrowings, have been developed to fund loan demand and increases in investment securities. The Company considers advances from the FHLB to be a reliable and readily available source of funds and utilizes these advances in its asset-liability management and interest rate risk management strategies. Advances from the FHLB increased 51% during the year to total $40.6 million at December 31, 2002 compared to $26.9 million at the prior year end.

     The following is a detailed breakout of the Company's deposit base as of December 31 of each year presented and the percent of deposits in each category as of year end.


(dollars in thousands)             2002                    2001                    2000                    1999
----------------------     -----------------------  ----------------------  ---------------------  -----------------------
                                       Percent of              Percent of              Percent of              Percent of
                                      Deposits in             Deposits in             Deposits in             Deposits in
                            Balance     Category    Balance     Category    Balance     Category    Balance     Category
                            --------  ------------  --------  ------------  --------  ------------  --------  ------------
Noninterest-bearing demand  $ 33,342         14.4%  $ 29,372         13.5%  $ 35,468         17.0%  $ 23,823         15.1%
Interest-bearing demand. .    24,943         10.8%    21,807          9.9%    14,641          7.0%    14,073          8.9%
Savings and money market .    73,933         32.1%    85,388         39.0%    63,821         30.5%    50,845         32.2%
Time deposits, $100,000
and over . . . . . . . . .    48,791         21.2%    41,798         19.1%    46,523         22.2%    28,459         18.0%
Other time deposits. . . .    49,506         21.5%    40,413         18.5%    48,738         23.3%    40,796         25.8%
                            --------  ------------  --------  ------------  --------  ------------  --------  ------------
                            $230,515        100.0%  $218,778        100.0%  $209,191        100.0%  $157,996        100.0%
                            ========  ============  ========  ============  ========  ============  ========  ============

                                     1998
                           ----------------------
                                       Percent of
                                      Deposits in
                            Balance     Category
                           ---------  ------------
Noninterest-bearing demand  $ 20,877         14.9%
Interest-bearing demand. .     8,541          6.1%
Savings and money market .    50,047         35.7%
Time deposits, $100,000
and over . . . . . . . . .    20,633         14.7%
Other time deposits. . . .    40,145         28.6%
                            --------  ------------
                            $140,243        100.0%
                            ========  ============

     The maturity distribution of certificates of deposit greater than or equal to $100,000 as of December 31, 2002 is as follows (dollars in thousands):


3 months or less. . . . . . . . . . . . . . . . . .  $23,572
Greater than 3, but less than or equal to 6 months.    6,183
Greater than 6, but less than or equal to 12 months   13,773
Greater than 12 months. . . . . . . . . . . . . . .    5,263
                                                     -------
                                                     $48,791
                                                     =======

CAPITAL  MANAGEMENT

          The Company's capital serves to support asset growth and provide protection against loss to depositors and creditors. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive return to shareholders will be realized over both the short and long-term, while serving depositors', creditors' and regulatory needs. Total shareholders' equity amounted to $28.7 million, or 9.5% of total assets, at December 31, 2002. This is compared to $24.6 million, or 9.0% of total assets, at December 31, 2001. The $4.1 million increase in total shareholders' equity resulted principally from retention of earnings, stock issued pursuant to the Company's stock option plans, and the increase in unrealized gain on investment securities available for sale during the year. Book value per share at December 31, 2002 and 2001 was $7.16 and $6.18, respectively. On December 5, 2002, the Company issued its eleventh consecutive 5% stock dividend to shareholders of record as of November 22, 2002. This dividend resulted in the issuance of approximately 190,000 shares of the Company's $1.00 par value common stock. Weighted average share and per share data has been restated to reflect all stock dividends issued.

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

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of total capital and establish minimum ratios for capital adequacy purposes. To be categorized as "well capitalized", as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), Summit Financial and its banking subsidiary must maintain a risk-based Total Capital ratio of at least 10%, a risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order, or capital directive with any of its regulators. At December 31, 2002, the Company and the Bank exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. The following table summarizes capital ratios for the Company and the Bank at December 31, 2002 and 2001.



                                THE COMPANY           THE BANK
                           --------------------  --------------------
                           12/31/02   12/31/01   12/31/02   12/31/01
                           ---------  ---------  ---------  ---------

Total risk-based capital.     13.20%     12.41%     11.69%     11.00%
Tier 1 risk-based capital     11.95%     11.16%     10.44%      9.75%
Tier 1 leverage capital .      9.70%      9.25%      8.48%      8.07%

RETURN  ON  EQUITY  AND  ASSETS
     The return on average shareholders' equity ratio (net income divided by average total equity) and the return on average assets ratio (net income divided by average total assets) for the years ended December 31, 2002, 2001, and 2000 are presented in the following table. The Company has not paid a cash dividend since its inception. The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors. The Company's present policy is to retain all earnings for the operation of the Company until such time as future earnings support cash dividend payments.


                                                For the Year Ended
                                                  December 31,
                                              ---------------------
                                               2002    2001    2000
                                              ------  ------  -----
Return on average assets . . . . . . . . . .   1.19%   1.03%   1.25%
Return on average shareholders' equity . . .  13.02%  11.71%  13.57%
Average shareholders' equity as a percent of
  average assets . . . . . . . . . . . . . .   9.15%   8.80%   9.22%


MARKET  RISK  AND  ASSET-LIABILITY  MANAGEMENT

          The Company's primary earnings source is its net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of market risk. The Company's net interest income is affected by changes in market interest rates, and by the level and composition of earning assets and interest-bearing liabilities. The Company's objectives in its asset-liability management are to utilize its capital effectively, to provide adequate liquidity and enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations. The Company takes a coordinated approach to the management of its capital, liquidity, and interest rate risk.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investment, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Other types of market risks, such as foreign currency exchange rate risk, and equity and commodity price risk, do not arise in the normal course of the Company's business.

     Interest rate risk is the exposure to changes in market interest rates. The major source of the Company's interest rate risk is the difference in the maturity and repricing characteristics between core banking assets and liabilities - loans and deposits. This difference, or mismatch, poses a risk to net interest income. The Company attempts to control the mix and maturities of assets and liabilities to maintain a reasonable balance between exposure to interest rate fluctuations and earnings and to achieve consistent growth in net interest income, while maintaining adequate liquidity and capital. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on earning assets and interest-bearing liabilities do not change at the same speed, to the same extent, or on the same basis.

     The Company monitors the interest rate sensitivity of its balance sheet position and controls this risk by identifying and quantifying exposures in its near-term sensitivity through the use of simulation and valuation models, as well as its long-term gap position, reflecting the known or assumed maturity, repricing, and other cash flow characteristics of assets and liabilities. The Company's simulation analysis involves dynamically modeling interest income and expense from current assets and liabilities over a specified time period under various interest rate scenarios and balance sheet structures, primarily to measure the sensitivity of net interest income over relatively short (e.g.,
less   than  2-year)  time   horizons.
As  the  future  path   of  interest  rates  cannot  be  known  in advance,
management uses simulation analysis to project earnings under various interest rate scenarios including reasonable or "most likely", as well as deliberately extreme and perhaps unlikely, scenarios. Key assumptions in these simulation analyses relate to the behavior of interest rates and spreads, changes in the mix and volume of assets and liabilities, repricing and/or runoff of deposits, and, most importantly, the relative sensitivity of the Company's assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company's core deposit base has not been subject to the same degree of interest rate sensitivity as its assets, the majority of which are based on external indices and change in concert with market interest rates. According to the model, the Company is presently positioned so that net interest income will increase in the short-term if interest rates rise and will decrease in the short-term if interest rates decline.

     A traditional gap analysis is also prepared based on the maturity and repricing characteristics of earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the "gap" for that period. A positive gap (asset sensitive) where interest rate sensitive assets exceed interest rate sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on net interest income. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income, and is thus not, in management's opinion, a true indicator of the Company's interest rate sensitivity position.

     The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities maturing within one year. The Company's gap analysis, presented below, indicates a negative 12 month gap as of December 31, 2002 of $40.3 million. However, when the "effective change ratio" (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually asset sensitive over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that in excess of 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime lending rate, while the deposit rates do not increase or decrease as much or as quickly relative to a prime rate movement. The Company's asset sensitive position means that assets reprice faster than the liabilities, which causes a decrease in the short-term in the net interest income and net interest margin in periods of declining rates as experienced in 2001, until the fixed rate deposits mature and are repriced at then lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company's current balance sheet structure, the opposite effect (that is, an increase in net interest income and net interest margin) is realized in the short-term in a rising rate environment. The following is the Company's gap analysis as of December 31, 2002 (dollars in thousands).


                                          ASSETS  AND  LIABILITIES  REPRICING  WITHIN
                                      --------------------------------------------------
                                      3 MONTHS    4 TO 12     1 TO 5   OVER 5
                                       OR LESS     MONTHS     YEARS     YEARS    TOTAL
                                      ---------  ----------  --------  -------  --------
EARNING ASSETS:
Loans, net of unearned income. . . .  $ 147,312  $   7,597   $62,566   $ 1,325  $218,800
Investment securities  (1) . . . . .          -          -     9,951    55,931    65,882
Federal funds sold and other . . . .      4,667          -         -         -     4,667
                                      ---------  ----------  --------  -------  --------
   Total . . . . . . . . . . . . . .    151,979      7,597    72,517    57,256   289,349
                                      ---------  ----------  --------  -------  --------
INTEREST-BEARING LIABILITIES:
Demand deposits  (2) . . . . . . . .     98,876          -         -         -    98,876
Time deposits, $100,000 and over . .     23,572     19,956     5,263         -    48,791
Other time deposits. . . . . . . . .     14,915     27,066     7,494        31    49,506
FHLB advances and other. . . . . . .      5,900      9,600    20,100     5,000    40,600
                                      ---------  ----------  --------  -------  --------
   Total . . . . . . . . . . . . . .    143,263     56,622    32,857     5,031   237,773
                                      ---------  ----------  --------  -------  --------
Period interest sensitivity gap. . .  $   8,716   ($49,025)  $39,660   $52,225  $ 51,576
                                      =========  ==========  ========  =======  ========
Cumulative interest sensitivity gap.  $   8,716   ($40,309)    ($649)  $51,576
                                      =========  ==========  ========  =======

(1)  -  Presented  at  market  value  as  all  investment  securities  are classified as
"available  for  sale"; includes the Bank's investment in stock of Federal Reserve Bank,
Federal  Home  Loan  Bank,  and  other  equities.
(2)  -  Includes  interest-bearing  checking  accounts, money market accounts, and  regular  savings  accounts.

          The Company monitors and considers methods of managing the rate sensitivity and repricing characteristics of the balance sheet components in order to minimize the impact of sudden and sustained changes in interest rates. Accordingly, the Company also performs a valuation analysis involving projecting future cash flows from current assets and liabilities to determine the Economic Value of Equity ("EVE") which is the estimated net present value of those discounted cash flows. EVE represents the market value of equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for certain off-balance sheet items, over a range of assumed changes in market interest rates. The sensitivity of EVE to changes in the level of interest rates is a measure of the sensitivity of long-term earnings to changes in interest rates, and is used primarily to measure the exposure of earnings and equity to changes in interest rates over a relatively long (e.g., greater than 2 years) time horizon.

     The Company's market risk exposure is measured using interest rate sensitivity analysis by computing estimated changes in EVE in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Company's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in EVE in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Company's projected change in EVE for the various rate shock levels as of year end. At December 31, 2002, the Company's estimated changes in EVE were within the limits established by the Board.


(dollars in thousands)               DECEMBER 31, 2002     DECEMBER 31, 2001
----------------------            ----------------------  -------------------
                                    ECONOMIC              ECONOMIC
                          POLICY    VALUE OF    PERCENT   VALUE OF    PERCENT
CHANGE IN INTEREST RATES   LIMIT     EQUITY     CHANGE     EQUITY     CHANGE
------------------------  -------  ----------  --------  ----------  --------

300 basis point rise . .   40.00%  $   25,285    12.03%  $   21,480    12.69%
200 basis point rise . .   25.00%  $   26,779     6.83%  $   22,369     9.07%
100 basis point rise . .   10.00%  $   28,214     1.84%  $   23,457     4.65%
No change. . . . . . . .    0.00%  $   28,742     0.00%  $   24,601     0.00%
100 basis point decline.   10.00%  $   28,544     0.69%  $   25,228     2.55%
200 basis point decline.   25.00%  $   28,171     1.99%  $   25,102     2.04%
300 basis point decline.   40.00%  $   27,414     4.62%  $   24,864     1.07%

LIQUIDITY  RISK  MANAGEMENT

     Liquidity risk is defined as the risk of loss arising from the Company's inability to meet known near-term and projected long-term funding commitments and cash flow requirements. The objective of liquidity risk management is to ensure the ability of the Company to meet its financial obligations. These obligations are the payment of deposits on demand or at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loan and other commitments; the payment of operating expenses; and the ability to take advantage of new business opportunities. Liquidity is achieved by the maintenance of assets which can easily be converted to cash; a strong base of core customer deposits; maturing short-term assets; the ability to sell marketable securities; and access to borrowed funds and capital markets. Liquidity is measured and monitored frequently at both the parent company and the Bank levels, allowing management to better understand and react to balance sheet trends. A comprehensive liquidity analysis provides a summary of anticipated changes in loans, core deposits, and wholesale funds. Management also maintains a detailed liquidity contingency plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to the Company.

     Liquid assets consist primarily of cash and due from banks, interest-bearing deposits at banks, federal funds sold, and unpledged investment securities available for sale, which accounted for 15% of average assets for each of the years ended December 31, 2002 and 2001. Investment securities are an important tool to the Company's liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk. The Company's primary sources of liquidity include cash flow from operations, core deposits, borrowings, and short-term liquid assets. In management's opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid. At December 31, 2002, based on its approved line of credit equal to 20% of total assets and eligible collateral available, the Bank had additional available credit of approximately $19 million from the FHLB. Further, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated correspondent banks with available balances of $17.5 million at December 31, 2002.


   The following table summarizes future contractual obligations as of December 31, 2002.


                                         1 YEAR   1 TO 3   3 TO 5   OVER 5
(dollars in thousands)                  OR LESS    YEARS    YEARS    YEARS    TOTAL
--------------------------------------  --------  -------  -------  -------  --------
Time deposits. . . . . . . . . . . . .  $ 85,509  $10,488  $ 2,269  $    31  $ 98,297
FHLB advances and other. . . . . . . .    13,500   10,000   12,100    5,000    40,600
Operating leases . . . . . . . . . . .       280      290        6        -       576
                                        --------  -------  -------  -------  --------
   Total contractual cash obligations.  $ 99,289  $20,778  $14,375  $ 5,031  $139,473
                                        ========  =======  =======  =======  ========

      Summit Financial, the parent holding company, has limited liquidity needs required to pay operating expenses and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $3.5 million in available liquidity remaining from its initial public offering and the retention of earnings. A total of $2.2 million of this liquidity was advanced to the Finance Company, in the form of an intercompany loan, to fund its operations as of December 31, 2002. Summit Financial also has an available line of credit totaling $2.5 million from an unaffiliated financial institution, all of which was available at December 31, 2002. Additional sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, borrowing from individuals, and payments for management fees and debt service which are made by the Company's subsidiary on a monthly basis. Liquidity needs of Freedom Finance, primarily for the funding of loan originations, paying operating expenses, and servicing debt, have been met to date through the initial capital investment of $500,000 made by Summit Financial, retention of earnings, borrowings from unrelated private investors, and line of credit facilities provided by Summit Financial and Summit National Bank.

     The Company's management believes its liquidity sources are adequate to meet its operating needs.

OFF-BALANCE  SHEET  COMMITMENTS

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the liquidity, credit enhancement, and financing needs of its customers. These financial instruments include legally binding commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Credit risk is the principal risk associated with these instruments. The contractual amounts of these instruments represent the amount of credit risk should the instruments be fully drawn upon and the customer defaults.

     To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies, and monitoring controls in making commitments and letters of credit as it does with its lending activities. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.

     Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. As such, there are no "stand-ready obligations" in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, "Accounting for Contingencies".

     Approximately $2.5 million and $2.8 million of total commitments at December 31, 2002 and 2001, respectively, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

    At December 31, the Company's total contractual amounts of commitments and letters of credit are as follows:


(dollars in thousands)                                      2002     2001
---------------------------------------------------------  -------  -------
Legally binding commitments to extend credit:
   Commercial and industrial. . . . . . . . . . . . . . .  $18,474  $16,991
   Residential real estate, including prime equity lines.   18,499   15,575
   Construction and development . . . . . . . . . . . . .   12,971    7,424
   Consumer and overdraft protection. . . . . . . . . . .    2,927    2,453
                                                           -------  -------
                                                            52,871   42,443
Standby letters of credit . . . . . . . . . . . . . . . .    3,607    4,798
                                                           -------  -------
Total commitments . . . . . . . . . . . . . . . . . . . .  $56,478  $47,241
                                                           =======  =======

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

     The Company was required to adopt the provisions of SFAS 141 immediately and has adopted SFAS 142 effective January 1, 2002. SFAS 141 requires that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and goodwill that were acquired in any prior purchase business combination and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. No impairment loss was determined as of the date of adoption.

     In connection with SFAS 142's transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value and the fair value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. As of the date of adoption of SFAS 142, the Company's gross carrying amount for goodwill associated with its previous acquisitions totaled $183,000, net of accumulated amortization. For the years ended December 31, 2001 and 2000, the amortization of goodwill was $157,000 each period. The amortization of goodwill ceased effective January 1, 2002.

          In August 2001, SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" was issued which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS 144 on January 1, 2002 with no material effect on the Company.

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

     In September 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract; b) costs to terminate a contract that is not a capital lease; and c) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of a long-lived asset covered by SFAS 143, "Accounting for Asset Retirement Obligations". A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on the Company is not known at this time.

     In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," except for transactions between two or more mutual enterprises. Thus, the requirement in SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 72. In addition, SFAS 147 amends SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are effective on or after October 1, 2002. The adoption of SFAS 147 had no material effect on the Company.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 in its consolidated financial statements for the year ended December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligation it has undertaken in issuing the guarantee at its inception.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     See "Market Risk and Asset-Liability Management" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                         December 31,
                                                     --------------------
                                                        2002       2001
                                                     ---------   --------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . .  $  6,929   $  8,579
Interest-bearing bank balances . . . . . . . . . . .     2,176        945
Federal funds sold . . . . . . . . . . . . . . . . .     2,491        925
Investment securities available for sale . . . . . .    63,464     47,400
Investment in Federal Home Loan Bank and other stock     2,418      1,733
Loans, net of unearned income and net of allowance
 for loan losses of $3,369 and $2,937. . . . . . . .   215,431    204,104
Premises and equipment, net. . . . . . . . . . . . .     4,197      4,447
Accrued interest receivable. . . . . . . . . . . . .     1,418      1,393
Other assets . . . . . . . . . . . . . . . . . . . .     3,682      3,571
                                                      ---------  ---------
                                                      $302,206   $273,097
                                                      =========  =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand. . . . . . . . . . . . .  $ 33,342   $ 29,372
 Interest-bearing demand . . . . . . . . . . . . . .    24,943     21,807
 Savings and money market. . . . . . . . . . . . . .    73,933     85,388
 Time deposits, $100,000 and over. . . . . . . . . .    48,791     41,798
 Other time deposits . . . . . . . . . . . . . . . .    49,506     40,413
                                                      ---------  ---------
                                                       230,515    218,778
Federal Home Loan Bank advances. . . . . . . . . . .    40,600     26,900
Other short-term borrowings. . . . . . . . . . . . .         -        500
Accrued interest payable . . . . . . . . . . . . . .     1,006      1,194
Other liabilities. . . . . . . . . . . . . . . . . .     1,343      1,124
                                                      ---------  ---------
     Total liabilities . . . . . . . . . . . . . . .   273,464    248,496
                                                      ---------  ---------

Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000 shares
  authorized; 4,013,486 and 3,793,032 shares
  issued and outstanding . . . . . . . . . . . . . .     4,013      3,793
 Additional paid-in capital. . . . . . . . . . . . .    21,322     18,409
 Retained earnings . . . . . . . . . . . . . . . . .     2,862      2,379
 Accumulated other comprehensive income, net of tax.       600        203
 Nonvested restricted stock. . . . . . . . . . . . .       (55)      (183)
                                                      ---------  ---------
     Total shareholders' equity. . . . . . . . . . .    28,742     24,601
                                                      ---------  ---------
                                                      $302,206   $273,097
                                                      =========  =========

See  accompanying  notes  to  consolidated  financial  statements.



                        SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                        (Dollars in Thousands, except Per Share Data)


                                                            For the Years Ended December 31,
                                                          ----------------------------------
                                                             2002        2001        2000
                                                          ---------   ---------   ----------
Interest Income:
 Loans . . . . . . . . . . . . . . . . . . . . . . . . .  $   14,914  $   17,293  $   16,882
 Taxable securities. . . . . . . . . . . . . . . . . . .       1,934       1,751       1,187
 Nontaxable securities . . . . . . . . . . . . . . . . .         725         568         515
 Federal funds sold. . . . . . . . . . . . . . . . . . .          80         318         563
 Other . . . . . . . . . . . . . . . . . . . . . . . . .         168         275         270
                                                          ----------  ----------  ----------
                                                              17,821      20,205      19,417
                                                          ----------  ----------  ----------
Interest Expense:
 Deposits. . . . . . . . . . . . . . . . . . . . . . . .       4,598       8,628       8,463
 Federal Home Loan Bank advances . . . . . . . . . . . .       1,563       1,146         878
 Federal funds purchased . . . . . . . . . . . . . . . .           5           2          16
 Other short-term borrowings . . . . . . . . . . . . . .           8          31          37
                                                          ----------  ----------  ----------
                                                               6,174       9,807       9,394
                                                          ----------  ----------  ----------
     Net interest income . . . . . . . . . . . . . . . .      11,647      10,398      10,023
Provision for loan losses. . . . . . . . . . . . . . . .         847         725         654
                                                          ----------  ----------  ----------
     Net interest income after provision for loan losses      10,800       9,673       9,369
                                                          ----------  ----------  ----------

Noninterest Income:
 Service charges and fees on deposit accounts. . . . . .         553         430         369
 Merchant and credit card fees . . . . . . . . . . . . .         450         457         376
 Insurance commission fee income . . . . . . . . . . . .         587         485         337
 Gain on sale of investment securities . . . . . . . . .         117         257          12
 Other income. . . . . . . . . . . . . . . . . . . . . .         964         953         752
                                                          ----------  ----------  ----------
                                                               2,671       2,582       1,846
                                                          ----------  ----------  ----------
Noninterest Expense:
 Salaries, wages and benefits. . . . . . . . . . . . . .       5,060       4,815       4,279
 Occupancy . . . . . . . . . . . . . . . . . . . . . . .         644         652         630
 Furniture, fixtures and equipment . . . . . . . . . . .         673         667         663
 Other expenses. . . . . . . . . . . . . . . . . . . . .       2,067       2,125       1,784
                                                          ----------  ----------  ----------
                                                               8,444       8,259       7,356
                                                          ----------  ----------  ----------
Income before income taxes . . . . . . . . . . . . . . .       5,027       3,996       3,859
Income taxes . . . . . . . . . . . . . . . . . . . . . .       1,585       1,280       1,204
                                                          ----------  ----------  ----------
Net income . . . . . . . . . . . . . . . . . . . . . . .  $    3,442  $    2,716  $    2,655
                                                          ==========  ==========  ==========

Net income per common share:
 Basic . . . . . . . . . . . . . . . . . . . . . . . . .  $     0.87  $     0.69  $     0.68
 Diluted . . . . . . . . . . . . . . . . . . . . . . . .  $     0.76  $     0.63  $     0.62
Average shares outstanding:
 Basic . . . . . . . . . . . . . . . . . . . . . . . . .   3,977,000   3,936,000   3,902,000
 Diluted . . . . . . . . . . . . . . . . . . . . . . . .   4,518,000   4,333,000   4,266,000

See  accompanying  notes  to  consolidated  financial  statements.



                                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                               FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                               (Dollars in Thousands)


                                                                                         Accumulated
                                                                                            Other
                                                              Additional                Comprehensive    Nonvested
                                                    Common     paid-in      Retained       Income       Restricted
                                                    stock      capital      earnings     (loss), net       stock
                                                   --------  ------------  ----------  ---------------  -----------
Balance at December 31, 1999. . . . . . . . . . .  $ 3,244   $    14,730   $     483            ($563)       ($303)
Net income for the year ended
December 31, 2000 . . . . . . . . . . . . . . . .        -             -       2,655                -            -
Other comprehensive income:
Unrealized holding gains on securities
arising during the period, net of taxes of $369 .        -             -           -              603            -
 Less: reclassification adjustment for
gains included in net income, net of tax of ($4).        -             -           -               (8)
                                                                                       ---------------
 Other comprehensive income . . . . . . . . . . .        -             -           -              595            -
                                                                                       ---------------
Comprehensive income. . . . . . . . . . . . . . .        -             -           -                -            -
Stock options exercised . . . . . . . . . . . . .      169           392           -                -            -
Issuance of common stock pursuant
to restricted stock plan. . . . . . . . . . . . .       14           141           -                -         (155)
Amortization of deferred compensation
on restricted stock . . . . . . . . . . . . . . .        -             -           -                -          128
Issuance of 5% stock dividend . . . . . . . . . .      171         1,540      (1,711)               -            -
Cash in lieu of fractional shares . . . . . . . .        -             -          (2)               -            -
                                                   --------  ------------  ----------  ---------------  -----------
Balance at December 31, 2000. . . . . . . . . . .    3,598        16,803       1,425               32         (330)
Net income for the year ended
 December 31, 2001. . . . . . . . . . . . . . . .        -             -       2,716                -            -
Other comprehensive income:
Unrealized holding gains on securities
arising during the period, net of taxes of $187 .        -             -           -              346            -
 Less: reclassification adjustment for
gains included in net income, net of tax of ($82)        -             -           -             (175)
                                                                                       ---------------
 Other comprehensive income . . . . . . . . . . .        -             -           -              171            -
                                                                                       ---------------
Comprehensive income. . . . . . . . . . . . . . .        -             -           -                -            -
Stock options exercised . . . . . . . . . . . . .       16            47           -                -            -
Cancellation of restricted common stock . . . . .       (2)          (19)          -                -           21
Amortization of deferred compensation
on restricted stock . . . . . . . . . . . . . . .        -             -           -                -          126
Issuance of 5% stock dividend . . . . . . . . . .      181         1,578      (1,759)               -            -
Cash in lieu of fractional shares . . . . . . . .        -             -          (3)               -            -
                                                   --------  ------------  ----------  ---------------  -----------
Balance at December 31, 2001. . . . . . . . . . .    3,793        18,409       2,379              203         (183)
Net income for the year ended
December 31, 2002 . . . . . . . . . . . . . . . .        -             -       3,442                -            -
Other comprehensive income:
Unrealized holding gains on securities
arising during the period, net of taxes of $287 .        -             -           -              469            -
 Less: reclassification adjustment for
gains included in net income, net of tax of ($45)        -             -           -              (72)
                                                                                       ---------------
 Other comprehensive income . . . . . . . . . . .        -             -           -              397            -
                                                                                       ---------------
Comprehensive income. . . . . . . . . . . . . . .        -             -           -                -            -
Stock options exercised . . . . . . . . . . . . .       30           148           -                -            -
Amortization of deferred compensation
on restricted stock . . . . . . . . . . . . . . .        -             -           -                -          128
Issuance of 5% stock dividend . . . . . . . . . .      190         2,765      (2,955)               -            -
Cash in lieu of fractional shares . . . . . . . .        -             -          (4)               -            -
                                                   --------  ------------  ----------  ---------------  -----------
Balance at December 31, 2002. . . . . . . . . . .  $ 4,013   $    21,322   $   2,862   $          600         ($55)
                                                   ========  ============  ==========  ===============  ===========




                                                        Total
                                                    Shareholders'
                                                       equity
                                                   ---------------
Balance at December 31, 1999. . . . . . . . . . .  $       17,591
Net income for the year ended
December 31, 2000 . . . . . . . . . . . . . . . .           2,655
Other comprehensive income:
Unrealized holding gains on securities
arising during the period, net of taxes of $369
 Less: reclassification adjustment for
gains included in net income, net of tax of ($4)
 Other comprehensive income . . . . . . . . . . .             595
                                                   ---------------
Comprehensive income. . . . . . . . . . . . . . .           3,250
                                                   ---------------
Stock options exercised . . . . . . . . . . . . .             561
Issuance of common stock pursuant
to restricted stock plan. . . . . . . . . . . . .               -
Amortization of deferred compensation
on restricted stock . . . . . . . . . . . . . . .             128
Issuance of 5% stock dividend . . . . . . . . . .               -
Cash in lieu of fractional shares . . . . . . . .              (2)
                                                   ---------------
Balance at December 31, 2000. . . . . . . . . . .          21,528
Net income for the year ended
 December 31, 2001. . . . . . . . . . . . . . . .           2,716
Other comprehensive income:
 Unrealized holding gains on securities
arising during the period, net of taxes of $187
 Less: reclassification adjustment for
gains included in net income, net of tax of ($82)
 Other comprehensive income . . . . . . . . . . .             171
                                                   ---------------
Comprehensive income. . . . . . . . . . . . . . .           2,887
                                                   ---------------
Stock options exercised . . . . . . . . . . . . .              63
Cancellation of restricted common stock . . . . .               -
Amortization of deferred compensation
on restricted stock . . . . . . . . . . . . . . .             126
Issuance of 5% stock dividend . . . . . . . . . .               -
Cash in lieu of fractional shares . . . . . . . .              (3)
                                                   ---------------
Balance at December 31, 2001. . . . . . . . . . .          24,601
Net income for the year ended
December 31, 2002 . . . . . . . . . . . . . . . .           3,442
Other comprehensive income:
 Unrealized holding gains on securities
arising during the period, net of taxes of $287
 Less: reclassification adjustment for
gains included in net income, net of tax of ($45)
 Other comprehensive income . . . . . . . . . . .             397
                                                   ---------------
Comprehensive income. . . . . . . . . . . . . . .           3,839
                                                   ---------------
Stock options exercised . . . . . . . . . . . . .             178
Amortization of deferred compensation
on restricted stock . . . . . . . . . . . . . . .             128
Issuance of 5% stock dividend . . . . . . . . . .               -
Cash in lieu of fractional shares . . . . . . . .              (4)
                                                   ---------------
Balance at December 31, 2002. . . . . . . . . . .  $       28,742
                                                   ===============

See  accompanying  notes  to  consolidated  financial  statements.


                         SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in Thousands)

                                                              For the Years Ended December 31,
                                                              --------------------------------
                                                                 2002       2001       2000
                                                              ---------  ---------  ----------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $  3,442   $  2,716   $  2,655
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . . .       847        725        654
    Depreciation. . . . . . . . . . . . . . . . . . . . . . .       488        467        478
    Net gain on sale and disposal of equipment and vehicles .         -        (28)         -
    Net gain on sale of investment securities . . . . . . . .      (117)      (257)       (12)
    Net amortization of net premium on investment securities.       221        175         30
    Amortization of deferred compensation on restricted stock       128        126        128
    (Increase) decrease in other assets . . . . . . . . . . .      (222)       309       (210)
    Increase (decrease) in other liabilities. . . . . . . . .        31       (298)       454
    Deferred income taxes . . . . . . . . . . . . . . . . . .      (156)      (205)      (200)
                                                               ---------  ---------  ---------
        Net cash provided by operating activities. . . . . .      4,662      3,730      3,977
                                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of investment securities. . . . . . . . . . . . .   (48,930)   (38,533)   (12,415)
  Proceeds from sales of investment securities. . . . . . . .    19,945     12,695      5,400
  Proceeds from maturities of investment securities . . . . .    13,456     11,241      1,977
  Purchases of Federal Home Loan Bank and other stock . . . .      (685)      (345)      (450)
  Net increase in loans . . . . . . . . . . . . . . . . . . .   (12,174)   (26,868)   (32,608)
  Purchases of premises and equipment . . . . . . . . . . . .      (238)    (1,470)    (1,061)
  Proceeds from sale of equipment and vehicles. . . . . . . .         -         57          -
                                                               ---------  ---------  ---------
         Net cash used by investing activities. . . . . . . .   (28,626)   (43,223)   (39,157)
                                                               ---------  ---------  ---------
Cash flows from financing activities:
  Net increase in deposit accounts. . . . . . . . . . . . . .    11,737      9,587     51,195
  Net (decrease) increase in federal funds
   purchased and repurchase agreements . . . . .. . . . . . .         -          -     (4,000)
  Proceeds from Federal Home Loan Bank advances . . . . . . .    25,500     17,000     22,000
  Repayments of Federal Home Loan Bank advances . . . . . . .   (11,800)    (6,100)   (15,000)
  Repayments of other short-term borrowings . . . . . . . . .      (500)         -          -
  Proceeds from stock options exercised . . . . . . . . . . .       178         63        561
  Cash paid in lieu of fractional shares. . . . . . . . . . .        (4)        (3)        (2)
                                                               ---------  ---------  ---------
         Net cash provided by financing activities. . . . . .    25,111     20,547     54,754
                                                               ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents. . . . .     1,147    (18,946)    19,574
Cash and cash equivalents, beginning of year. . . . . . . . .    10,449     29,395      9,821
                                                               ---------  ---------  ---------
Cash and cash equivalents, end of year. . . . . . . . . . . .  $ 11,596   $ 10,449   $ 29,395
                                                               =========  =========  =========
Supplemental Information:
  Cash paid during the period for interest. . . . . . . . . .  $  6,362   $ 10,366   $  8,773
  Cash paid during the year for income taxes. . . . . . . . .     1,610      1,445      1,419
  Change in fair market value of investments securities
    available for sale, net of income taxes . . . . . . . . .       397        171        595

See  accompanying  notes  to  consolidated  financial  statements.

                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

CASH AND CASH EQUIVALENTS - For the purpose of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $11,596,000 and $10,449,000 at December 31, 2002 and 2001,
respectively

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

LOANS - Loans of the Bank are carried at principal amount outstanding, reduced by an allowance for loan losses. The Bank recognizes interest income daily based on the principal amount outstanding using the simple interest method. The accrual of interest is generally discontinued on loans of the Bank which become 90 days past due as to principal or interest or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Management may elect to continue accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balances and accrued interest and the loan is in the process of collection. Amounts received on nonaccrual loans generally are applied against principal prior to the recognition of any interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     Loans of the Finance Company are carried at the gross amount outstanding, reduced by unearned interest, insurance income and other deferred fees, and an allowance for loan losses. Unearned interest and fees are deferred at the time the loans are made and accreted to income using the "Rule of 78's" method. The results of this method are not materially different from those obtained by using the simple interest method. Charges for late payments are credited to income when collected. Loans of the Finance Company are generally charged-off when they become 150 days past due or when it is determined that collection is doubtful.

LOAN ORIGINATION AND COMMITMENT FEES - The Company accounts for loan origination fees and direct costs of loan originations in accordance with SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Direct Costs of Leases". SFAS 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, which are principally actual personnel costs. Pursuant to SFAS 91, loan commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of yield by the interest method over the related loan's life, or if the commitment expires unexercised, recognized in income upon expiration.

ALLOWANCE FOR LOAN LOSSES - It is the Company's policy to provide a valuation allowance for estimated losses on loans based upon past loss experience, trends in the level of delinquent and specific problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in the Bank's primary market areas. The allowance for loan losses is established through a provision for loan losses charged to operations and reflects an amount that, in management's opinion, is adequate to absorb inherent losses in the existing portfolio. Additions to the allowance are based on management's evaluation of the loan portfolio and specific loans, in addition to other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged-off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio. While management uses the information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustments based upon information that is available to them at the time of their examination.

     The Company accounts for impaired loans in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan". Loans are considered to be impaired when, in management's judgment, the collection of all amounts of principal and interest is not probable in accordance with the terms of the loan agreement. SFAS 114 requires that impaired loans be recorded at fair value, which is determined based upon the present value of expected cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the value of the underlying collateral. All cash receipts on impaired loans are applied to principal until such time as the principal is brought current, and thereafter according to the contractual terms of the agreement. After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone. As a practical matter, the Bank determines which loans are impaired through a loan review process.

OFF-BALANCE SHEET COMMITMENTS - In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of legally binding commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

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

PER SHARE DATA - Earnings per share ("EPS") are computed in accordance with SFAS 128, "Earnings per Share." SFAS 128 requires companies to report basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Shares of restricted stock that are unvested are not included in weighted average shares outstanding. Diluted EPS reflects the potential dilution of securities that could occur if the Company's dilutive stock options were exercised and thus resulted in the issuance of common stock. Also included in diluted weighted average shares outstanding is unvested restricted stock. The Company has issued eleven consecutive 5% stock dividends between 1993 and 2002. The basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods have been restated to reflect the effect of all stock dividends.

INTANGIBLE ASSETS - As of January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company's intangible assets consist of goodwill resulting from the Finance Company's branch acquisitions and are included in "Other assets" on the accompanying consolidated balance sheets. Prior to the adoption of SFAS 142, the Company recorded amortization of goodwill of $157,000 for each of the years ended December 31, 2001 and 2000 using the straight-line method over a seven-year period. The balance of goodwill at December 31, 2002 and 2001 was $187,000 and $183,000, respectively. Information regarding the effect of amortization expense and net income of the Company for the years ended December 31 is as follows:


(dollars in thousands, except per share data)   2002    2001    2000
---------------------------------------------  ------  ------  ------

Net income as reported. . . . . . . . . . . .  $3,442  $2,716  $2,655
Goodwill amortization, net of taxes . . . . .       -     107     107
                                               ------  ------  ------
Adjusted net income . . . . . . . . . . . . .  $3,442  $2,823  $2,762
                                               ======  ======  ======

Basic earnings per share, as reported . . . .  $ 0.87  $ 0.69  $ 0.68
Goodwill amortization, net of taxes . . . . .       -    0.03    0.03
                                               ------  ------  ------
Adjusted basic earnings per share . . . . . .  $ 0.87  $ 0.72  $ 0.71
                                               ======  ======  ======

Diluted earnings per share, as reported . . .  $ 0.76  $ 0.63  $ 0.62
Goodwill amortization, net of taxes . . . . .       -    0.02    0.03
                                               ------  ------  ------
Adjusted diluted earnings per share . . . . .  $ 0.76  $ 0.65  $ 0.65
                                               ======  ======  ======

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

STOCK-BASED COMPENSATION - The Company reports stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", which measures compensation expense as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company follows the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock-based option plans as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation is as follows:


(dollars, except per share, in thousands)   2002    2001    2000
-----------------------------------------  ------  ------  ------

Net income, as reported . . . . . . . . .  $3,442  $2,716  $2,655
Less - total stock-based employee
compensation expense determined under
fair value based method, net of taxes. .      216     345     257
                                           ------  ------  ------
Proforma net income . . . . . . . . . . .  $3,226  $2,371  $2,398
                                           ======  ======  ======
Earnings per share:
   Basic - as reported. . . . . . . . . .  $ 0.87  $ 0.69  $ 0.68
   Basic - proforma . . . . . . . . . . .  $ 0.81  $ 0.60  $ 0.61
   Diluted - as reported. . . . . . . . .  $ 0.76  $ 0.63  $ 0.62
   Diluted - proforma . . . . . . . . . .  $ 0.71  $ 0.55  $ 0.56

RECLASSIFICATIONS - Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentations. These reclassifications had no impact on shareholders' equity or net income as previously reported.

NOTE  2  -  RESTRICTIONS  ON  CASH  AND  DUE  FROM  BANKS
     The Company's bank subsidiary is required to maintain average reserve balances, net of vault cash, with the Federal Reserve Bank of Richmond against outstanding domestic deposits and certain other liabilities. The required reserves, which are reported in "Cash and due from banks" on the accompanying consolidated balance sheets, were $1,877,000 and $1,259,000 at December 31, 2002 and 2001, respectively.

NOTE  3  -  INVESTMENT  SECURITIES
     All investment securities are classified as "Available for Sale" in each year presented. There are no securities classified as "Held to Maturity" or "Trading" in any year presented. The aggregate amortized cost, estimated fair value, and gross unrealized gains and losses of investment securities available for sale at December 31 are as follows:



(dollars in thousands)                       2002                                 2001
----------------------        -----------------------------------  ---------------------------------
                                            GROSS                              GROSS
                                          UNREALIZED    ESTIMATED            UNREALIZED    ESTIMATED
                              AMORTIZED ----------------   FAIR   AMORTIZED --------------    FAIR
                                 COST    GAINS   LOSSES    VALUE    COST    GAINS   LOSSES    VALUE
                                -------  ------  -------  -------  -------  ------  -------  -------
U.S. government agencies . . .  $18,609  $  246    ($33)  $18,822  $11,103  $  164    ($53)  $11,214
Mortgage-backed securities . .   27,321     422       -    27,743   21,716     110    (166)   21,660
State and municipal securities   16,567     370     (38)   16,899   14,253     336     (63)   14,526
                                -------  ------  -------  -------  -------  ------  -------  -------
                                $62,497  $1,038    ($71)  $63,464  $47,072  $  610   ($282)  $47,400
                                =======  ======  =======  =======  =======  ======  =======  =======

     The amortized cost and estimated fair value of investment securities available for sale at December 31, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Estimated fair value of securities was determined using quoted market prices.


                                                  2002                     2001
                                         -----------------------  ----------------------
                                                      ESTIMATED               ESTIMATED
                                          AMORTIZED      FAIR     AMORTIZED      FAIR
(dollars in thousands)                       COST       VALUE        COST       VALUE
----------------------------------------  ----------  ----------  ----------  ----------
Due in one year or less. . . . . . . . .  $        -  $        -  $        -  $        -
Due after one year, through five years .       9,780       9,951       6,852       6,986
Due after five years, through ten years.      16,233      16,400       8,238       8,230
Due after ten years. . . . . . . . . . .      36,484      37,113      31,982      32,184
                                          ----------  ----------  ----------  ----------
                                          $   62,497  $   63,464  $   47,072  $   47,400
                                          ==========  ==========  ==========  ==========

     The change in the net unrealized gain on securities available for sale, net of taxes, recorded in shareholders' equity for the year ended December 31, 2002 was $397,000. Investment securities with an approximate book value of $23,917,000 and $20,667,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. Estimated fair values of securities pledged were $24,481,000 and $20,986,000 at December 31, 2002 and 2001, respectively.

     Information related to the sale of securities classified as available for sale for each year is as follows:

(dollars in thousands)                      2002     2001     2000
----------------------------------------   -------  -------  ------
Proceeds from sales of securities . . . .  $19,945  $12,695  $5,400
Gross realized gains on securities sold .      159      261      49
Gross realized losses on securities sold.       42        4      37


NOTE  4  -  INVESTMENTS  IN  STOCK
     Summit National Bank, as a member of the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank of Atlanta ("FHLB"), is required to own capital stock in these organizations. The amount of stock owned is based on the Bank's capital levels in the case of the FRB and totaled $255,000 at December 31, 2002 and 2001. The amount of FHLB stock owned is determined based on the Bank's balances of residential mortgages and advances from the FHLB and totaled $2,030,000 and $1,345,000 at December 31, 2002 and 2001, respectively. At
December 31, 2002 and 2001, the Bank owns $133,000 of stock in The Bankers Bank located in Atlanta, Georgia. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

NOTE  5  -  LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES
     A  summary  of  loans  by  classification  at  December  31  is as follows:


(dollars in thousands)                       2002       2001
-----------------------------------------  ---------  ---------

Commercial and industrial . . . . . . . .  $ 30,643   $ 35,737
Commercial secured by real estate . . . .    77,748     70,036
Real estate - residential mortgages . . .    67,963     64,239
Real estate - construction. . . . . . . .    32,791     26,672
Installment and other consumer loans. . .     5,846      6,301
Consumer finance, net of unearned income
 of $1,088 and $1,118 . . . . . . . . . .     3,544      3,606
Other loans and overdrafts. . . . . . . .       265        450
                                           ---------  ---------
                                            218,800    207,041
Less - allowance for loan losses. . . . .    (3,369)    (2,937)
                                           ---------  ---------
                                           $215,431   $204,104
                                           =========  =========

     The Company's loan portfolio is composed of loans to individuals and small and medium-sized businesses for various personal and commercial purposes primarily in the Upstate of South Carolina. The loan portfolio is diversified by borrower and geographic area. The Company regularly monitors its credit concentrations based on loan purpose, industry, and customer base. Industry concentrations parallel the mix of economic activity in the Company's markets, the most significant of which are the commercial real estate, textile, and automobile and trucking industries. Although the portfolio is affected by economic conditions, repayment of loans therein is not excessively dependent on any specific economic segment. As of December 31, 2002, there were no material concentrations of credit risk within the Company's loan portfolio as determined by management.

     Changes in the allowance for loan losses for the years ended December 31 are as follows:


(dollars in thousands)                            2002     2001     2000
----------------------------------------------   -------  -------  -------
Balance, beginning of year. . . . . . . . . . .  $2,937   $2,560   $2,163
    Provision for losses. . . . . . . . . . . .     847      725      654
    Loans charged-off . . . . . . . . . . . . .    (647)    (488)    (434)
    Recoveries of loans previously charged-off.     232      140      177
                                                 ------  -------  -------
Balance, end of year. . . . . . . . . . . . . .  $3,369   $2,937   $2,560
                                                 ======  =======   ======

     Nonperforming  and  impaired  loans  at  December  31  are  as  follows:


(dollars in thousands)                                  2002    2001    2000
----------------------------------------------------- -------  ------- -------
Accruing loans, past due in excess of 90 days. . . . .  $ 187  $  153  $  122
Accruing loans, considered impaired under SFAS 114 . .      -       -   1,244
Non-accrual loans, not considered impaired . . . . . .    293     135       -
Non-accrual loans, considered impaired under SFAS 114.      -   1,045     218

     There were no loans considered impaired during 2002. The average balance of impaired loans was $1,099,000 and $1,457,000 for the years ended December 31, 2001 and 2000, respectively. There was no allowance required on any impaired loans at either year end. The amount of foregone interest income that would have been recorded had the non-accrual loans performed according to their contractual terms amounted to approximately $10,000, $62,000 and $6,000 during 2002, 2001 and 2000, respectively. Interest income recognized on non-accrual and impaired loans was approximately $15,000, $35,000 and $158,000 during 2002, 2001 and 2000, respectively. There were no foreclosed loans or other real estate owned in any year presented.

NOTE  6  -  PREMISES  AND  EQUIPMENT
     A  summary  of  premises  and  equipment  at  December  31  is  as follows:


(dollars in thousands)                  2002      2001
------------------------------------  --------  --------

Land . . . . . . . . . . . . . . . .  $ 1,043   $ 1,043
Building and leasehold improvements.    3,333     3,333
Furniture, fixtures and equipment. .    2,950     2,718
Vehicles . . . . . . . . . . . . . .      188       191
                                      --------  --------
                                        7,514     7,285
Less - accumulated depreciation. . .   (3,317)   (2,838)
                                      --------  --------
                                      $ 4,197   $ 4,447
                                      ========  ========

     Depreciation expense charged to operations totaled $488,000, $467,000, and $478,000 in 2002, 2001, and 2000, respectively.

NOTE  7  -  DEPOSITS
The scheduled maturities of time deposits subsequent to December 31 each year end are as follows:


(dollars in thousands)   2002     2001
----------------------  -------  -------
2002 . . . . . . . . .  $     -  $72,057
2003 . . . . . . . . .   85,509    4,403
2004 . . . . . . . . .    8,271    2,479
2005 . . . . . . . . .    2,217    1,254
2006 . . . . . . . . .    1,690    1,916
2007 . . . . . . . . .      579        -
Thereafter . . . . . .       31      102
                        -------  -------
                        $98,297  $82,211
                        =======  =======

     The remaining maturity of time deposits in denominations in excess of $100,000 is $23,572,000 in three months or less; $6,183,000 in over three through six months; $13,773,000 in over six through 12 months; and $5,263,000 in over 12 months.

NOTE  8  -  FEDERAL  HOME  LOAN  BANK  ADVANCES
     Federal Home Loan Bank ("FHLB") advances represent borrowings from the FHLB of Atlanta by the Bank pursuant to a line of credit collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences and commercial real estate. These advances have various maturity dates, terms and repayment schedules with fixed or variable rates of interest, payable monthly on maturities of one year or less and payable quarterly on maturities over one year.

     Total qualifying loans of the Bank pledged to the FHLB for advances at December 31, 2002 were approximately $63 million. The Bank has adopted the policy of pledging excess collateral to facilitate future advances. At December 31, 2002, the Bank had a total credit facility with the FHLB equal to 20% of the Bank's total assets with approximately $19 million available at year end. Advances from the FHLB, including scheduled maturities subsequent to year end, at December 31 consist of the following:


(dollars in thousands)        2002                2001
----------------------  ------------------  ------------------
MATURING IN YEAR ENDED           WEIGHTED            WEIGHTED
DECEMBER 31,            AMOUNT     RATE     AMOUNT     RATE
----------------------  -------  ---------  -------  ---------
2002 . . . . . . . . .  $     -         -   $ 5,000      5.03%
2003 . . . . . . . . .   13,500      4.38%    8,000      6.07%
2004 . . . . . . . . .    9,000      3.34%    4,000      5.17%
2005 . . . . . . . . .    1,000      6.60%    1,000      6.60%
2006 . . . . . . . . .    5,300      4.69%    5,900      4.73%
2007 . . . . . . . . .    6,800      3.67%        -         -
Thereafter . . . . . .    5,000      4.12%    3,000      5.04%
                      ---------    -------  -------    -------
                        $40,600      4.10%  $26,900      5.35%
                      =========    =======  =======    =======

     At December 31, 2002 fixed rate FHLB advances had initial maturities from one to ten years. At December 31, 2002, included in the one, four and greater than five year maturities were advances totaling $13 million subject to call provisions at the option of the FHLB with call dates ranging from January 2003 to September 2006. Call provisions are more likely to be exercised by the FHLB when rates rise. Advances totaling $7,000,000 at December 31, 2002 were at variable rates based on three month LIBOR and were priced at 1.47% as of year end.

NOTE  9  -  OTHER  SHORT-TERM  BORROWINGS
     Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. These borrowings bear interest at the prevailing market rate for federal funds purchased. Average interest rates on federal funds purchased were 1.95%, 3.72%, and 6.04% for the years ended December 31, 2002, 2001, and 2000, respectively. There were no outstanding balances of federal funds purchased at December 31, 2002 or 2001. Average balances were $236,000, $58,000, and $254,000 for 2002, 2001, and 2000,
respectively. The maximum balance of federal funds purchased at any time during 2002, 2001, and 2000 was $5.5 million, $5.6 million, and $5.5 million, respectively. At December 31, 2002, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated banks with available balances totaling $17.5 million. These lines are generally available to be outstanding up to ten consecutive days for general corporate purposes of the Bank and have specified repayment deadlines after disbursement of funds. All of the lenders have reserved the right to withdraw these lines at their option.

     Other short-term borrowings at December 31, 2001 consisted of a term loan agreement with an unrelated individual. This loan had an initial term of six months and matured during 2002. This term loan was unsecured and paid interest at a fixed rate. The weighted average interest rate on short-term borrowings outstanding for each of the years ended December 31, 2002, 2001 and 2000 was 3.88%, 6.22%, and 7.41%, respectively.

NOTE  10  -  INCOME  TAXES
     The provision for income taxes for the years ended December 31 is as follows:


(dollars in thousands)   2002     2001     2000
----------------------  -------  -------  -------
Current:
  Federal. . . . . . .  $1,584   $1,356   $1,287
  State. . . . . . . .     157      129      117
                        -------  -------  -------
                         1,741    1,485    1,404
                        -------  -------  -------
Deferred:
  Federal. . . . . . .    (160)    (200)    (172)
  State. . . . . . . .       4       (5)     (28)
                        -------  -------  -------
                          (156)    (205)    (200)
                        -------  -------  -------
Total tax provision. .  $1,585   $1,280   $1,204
                        =======  =======  =======

     Income taxes are different than tax expense computed by applying the statutory federal tax rate of 34% to income before income taxes. The reasons for the differences for years ended December 31 are as follows:


(dollars in thousands)               2002     2001     2000
---------------------------------  -------  -------  -------
Tax expense at statutory rate. . .  $1,709   $1,359   $1,312
State tax, net of federal benefit.     106       82       59
Change in valuation allowance for
 deferred tax assets . . . . . . .       -        -       (2)
Effect of tax exempt interest. . .    (227)    (168)    (148)
Other, net . . . . . . . . . . . .      (3)       7      (17)
                                    -------  -------  -------
Total. . . . . . . . . . . . . . .  $1,585   $1,280   $1,204
                                    =======  =======  =======

     The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:


(dollars in thousands)                                     2002     2001
--------------------------------------------------------  ------  -------
Deferred tax assets:
  Allowance for loan losses deferred for tax purposes. .  $1,117   $  971
  Book depreciation and amortization in excess of tax. .      86      134
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     100       75
                                                          -------  -------
          Gross deferred tax assets. . . . . . . . . . .   1,303    1,180
                                                          -------  -------
Deferred tax liabilities:
  Unrealized net gains on securities available for sale.    (367)    (125)
  Compensation expense deferred for financial reporting.     (18)     (51)
                                                          -------  -------
          Gross deferred tax liabilities . . . . . . . .    (385)    (176)
                                                          -------  -------
Net deferred tax asset . . . . . . . . . . . . . . . . .  $  918   $1,004
                                                          =======  =======

     The net deferred tax asset is included in "Other assets" in the accompanying consolidated balance sheets. A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale for which a current period deferred tax expense of $242,000 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $156,000. In management's opinion, it is more likely than not that the results of future operations will generate sufficient income to realize the net deferred tax asset and no valuation allowance is considered necessary at December 31, 2002.

NOTE  11  -  OTHER  INCOME  AND  OTHER  EXPENSES
     The components of other operating income and other operating expenses for the years ended December 31 are as follows:


(dollars in thousands)                      2002    2001    2000
-----------------------------------------  ------  ------  ------

OTHER INCOME:
Late charges and other loan fees. . . . .  $  274  $  295  $  216
Mortgage origination fees . . . . . . . .     267     181      74
Nondeposit product sales commission . . .     110     165     206
Other . . . . . . . . . . . . . . . . . .     313     312     256
                                           ------  ------  ------
                                           $  964  $  953  $  752
                                           ======  ======  ======
OTHER EXPENSES:
Advertising and public relations. . . . .  $  271  $  230  $  176
Stationary, printing and office support .     357     386     364
Merchant and credit card service expense.     386     391     298
Legal and professional fees . . . . . . .     395     335     240
Amortization of intangibles . . . . . . .       -     157     157
Other . . . . . . . . . . . . . . . . . .     658     626     549
                                           ------  ------  ------
                                           $2,067  $2,125  $1,784
                                           ======  ======  ======


NOTE  12  -  COMMON  STOCK  AND  PER  SHARE  INFORMATION
     On December 5, 2002, the Company issued a 5% stock dividend. The dividend was issued to all shareholders of record on November 22, 2002 and resulted in the issuance of approximately 190,000 shares of common stock of the Company. All average share and per share data have been retroactively restated to reflect the stock dividend as of the earliest period presented.

     As of December 31, 2002, there were approximately 947,000 common shares reserved for issuance under stock compensation benefit plans, of which approximately 347,000 were available for issuance.

     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income. There was no required adjustment to the numerator from the net income reported on the accompanying consolidated statements of income.


                                         2002                    2001                   2000
                                ----------------------  ---------------------  ----------------------
                                  BASIC      DILUTED      BASIC      DILUTED      BASIC      DILUTED
                                ----------  ----------  ----------  ----------  ----------  ----------
Net income . . . . . . . . . .  $3,442,000  $3,442,000  $2,716,000  $2,716,000  $2,655,000  $2,655,000
                                ----------  ----------  ----------  ----------  ----------  ----------
Average shares outstanding . .   3,977,000   3,977,000   3,936,000   3,936,000   3,902,000   3,902,000
Effect of dilutive securities:
   Stock options . . . . . . .           -     523,000           -     363,000           -     324,000
   Unvested restricted stock .           -      18,000           -      34,000           -      40,000
                                ----------  ----------  ----------  ----------  ----------  ----------
                                 3,977,000   4,518,000   3,936,000   4,333,000   3,902,000   4,266,000
                                ==========  ==========  ==========  ==========  ==========  ==========
Per share amount . . . . . . .  $     0.87  $     0.76  $     0.69  $     0.63  $     0.68  $     0.62
                                ==========  ==========  ==========  ==========  ==========  ==========

NOTE  13  -  EMPLOYEE  BENEFIT  PLANS
     The Company maintains an employee benefit plan for all eligible employees of the Company and its subsidiaries under the provisions of Internal Revenue Code Section 401K. The Summit Retirement Savings Plan (the "Plan") allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches employee contributions from one percent to a maximum of six percent of deferred compensation. The matching contributions as a percent of deferred compensation were 6% for each year 2002, 2001 and 2000. A total of $179,000, $157,000, and $124,000, respectively, in 2002, 2001, and 2000 was charged to operations for the Company's matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after completion of six years of service, as defined in the Plan.

     During 1998, Summit National Bank entered into salary continuation agreements with several key management employees. Under the agreements, the Bank is obligated to provide for each such executive officer or his beneficiaries, during a period of 20 years after the employee's death, disability, or retirement, annual benefits ranging from $38,000 to $113,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this nonqualified salary continuation plan, which is an unfunded plan, for the years ended December 31, 2002, 2001 and 2000 amounted to $69,000, $62,000 and $56,000, respectively. To partially finance benefits to be paid under this plan, the Bank purchased, and is the beneficiary of, several life insurance policies. Proceeds from the insurance policies are payable to the Company upon the death of the participant. The cash surrender value of these policies included in the accompanying consolidated balance sheets in "Other assets" was $2,109,000 and $2,012,000 at December 31, 2002 and 2001, respectively.

NOTE  14  -  STOCK  COMPENSATION  PLANS
     The Company has a Restricted Stock Plan for awards to certain key employees. Under the Restricted Stock Plan, the Company may grant common stock to its employees for up to 310,000 shares. All shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. The restrictions as to transferability of shares granted under this plan vest over a period of five years at a rate of 20% per year on each anniversary date of the grant. At December 31, 2002, there were 78,000 shares of common stock outstanding which were issued under the Restricted Stock Plan, of which 8,000 shares were unvested. Deferred compensation representing the difference between the fair market value of the stock at the date of grant and the cash paid for the stock is amortized over the five-year vesting period as the restrictions lapse. Included in the accompanying consolidated statements of income under the caption "Salaries, wages and benefits" is $128,000, $126,000, and $128,000 of amortized deferred compensation for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company has two Incentive Stock Option Plans, one approved in 1989 and one in 2000, and a nonqualified Non-Employee Stock Option Plan (collectively referred to as stock-based option plans). Under the Incentive Stock Option Plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. The Incentive Stock Option Plans initially authorized the granting of stock options up to a maximum of 1,131,000 shares of common stock under both plans. However, 882,000 of these were reserved under the 1989 Plan, under which no additional options may be granted. Thus, at December 31, 2002, 249,000 shares of common stock are reserved to be granted under the 2000 Plan and 80,000 of these reserved shares of common stock are available to be granted under the 2000 Plan.

     Under the Non-Employee Stock Option Plan, options have been granted at a price not less than the fair market value of the shares at the date of grant to eligible non-employee directors as a retainer for their services as directors. Options granted are exercisable for a period of ten years from the date of grant. Options granted in 1995 became exercisable one year after the date of grant. Options granted in 1996 become exercisable over a period of nine years at a rate of 11.1% per year on each of the first nine anniversaries of the date of grant. The Non-Employee Stock Option Plan authorizes the granting of stock options up to a maximum of 388,000 shares of common stock. At December 31, 2002, 35,000 reserved shares of common stock are available to be issued under this plan.

     All outstanding options, option price, and option activity for all stock-based option plans have been retroactively restated to reflect the effects of all 5% stock dividends issued.

     The Company follows APB 25 to account for its stock-based option plans. Accordingly, no compensation cost has been recognized for the stock-based option plans as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Refer to Note 1 for details of the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

     The weighted average fair value per share of options granted in 2002 and 2000 amounted to $7.66 and $5.32, respectively. There were no stock options granted during 2001. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: historical volatility of 49.5% and 63.5% for 2002 and 2000, respectively; risk-free interest rate of 2.70% and 4.95% for 2002 and 2000, respectively; and expected lives of the options of 5.7 years and 4.9 years for 2002 and 2000, respectively. There were no cash dividends in any year.

     A summary of the activity under the stock-based option plans for the years ended December 31 and information about stock options outstanding under the stock-based option plans at December 31, 2002 is as follows:

                                  2002                2001                  2000
                           -----------------  -------------------   --------------------
                                    WEIGHTED             WEIGHTED               WEIGHTED
                                     AVERAGE              AVERAGE                AVERAGE
                                    EXERCISE             EXERCISE               EXERCISE
                           SHARES     PRICE     SHARES     PRICE      SHARES      PRICE
                          --------  ---------  --------  ---------  ----------  ---------
Outstanding, January 1 .  952,749   $    5.89  982,806   $    5.88  1,050,907   $    4.94
Granted. . . . . . . . .    3,990   $   14.61        -           -    159,520   $    8.36
Canceled . . . . . . . .   (3,561)  $   10.03  (11,925)  $    9.27    (31,428)  $    7.00
Exercised. . . . . . . .  (31,063)  $    4.68  (18,132)  $    3.00   (196,193)  $    2.73
                          --------  ---------  --------  ---------  ----------  ---------
Outstanding, December 31  922,115   $    5.95  952,749   $    5.89    982,806   $    5.88
                          ========  =========  ========  =========  ==========  =========
Exercisable, December 31  723,207   $    5.60  674,396   $    5.35    564,516   $    5.02
                          ========  =========  ========  =========  ==========  =========


AT DECEMBER 31, 2002                 OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
--------------------------  -----------------------------------   --------------------
                                          WEIGHTED
                                           AVERAGE    WEIGHTED                WEIGHTED
                             NUMBER OF    REMAINING    AVERAGE    NUMBER OF    AVERAGE
                              OPTIONS    CONTRACTUAL  EXERCISE     OPTIONS    EXERCISE
RANGE OF EXERCISE PRICES:   OUTSTANDING     LIFE        PRICE    EXERCISABLE    PRICE
                            -----------  -----------  ---------  -----------  ---------
3.15 - $3.79. . . . . . .      167,397    1.8 years  $    3.77      167,397  $    3.77
5.08. . . . . . . . . . .      305,021    3.0 years  $    5.08      216,597  $    5.08
5.51 - $5.60. . . . . . .      235,967    4.0 years  $    5.59      235,967  $    5.59
7.56 - $8.21. . . . . . .      136,114    7.2 years  $    8.17       57,384  $    8.13
9.07 - $11.01 . . . . . .       36,177    7.2 years  $    9.68       16,449  $    9.83
12.54 - $12.75. . . . . .       37,449    5.4 years  $   12.55       29,413  $   12.55
14.61 . . . . . . . . . .        3,990    9.9 years  $   14.61            -          -
                            -----------  -----------  ---------  -----------  ---------
3.15  - $14.61. . . . . .      922,115    3.9 years  $    5.95      723,207  $    5.60
                            ===========  ===========  =========  ===========  =========

NOTE  15  -  REGULATORY  CAPITAL  REQUIREMENTS
     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier I capital, and Tier I leverage capital as set forth in the table following. Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 2002 and 2001, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's risk-based capital regulatory-defined category.

     The following table presents the Company's and the Bank's actual capital amounts and ratios at December 31, 2002 and 2001 as well as the minimum calculated amounts for each regulatory defined category.

                                                              TO BE            TO BE
                                                           CATEGORIZED      CATEGORIZED
                                                           "ADEQUATELY         "WELL
(dollars in thousands)                       ACTUAL        CAPITALIZED"     CAPITALIZED"
-------------------------------------   ---------------  ---------------  ---------------
                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                        -------  ------  -------  ------  -------  ------
AS OF DECEMBER 31, 2002
The Company
--------------------------------------
Total capital to risk-weighted assets.  $30,946  13.20%  $18,754   8.00%        N.A.
Tier 1 capital to risk-weighted assets  $28,010  11.95%  $ 9,377   4.00%        N.A.
Tier 1 capital to average assets . . .  $28,010   9.70%  $11,555   4.00%        N.A.
The Bank
--------------------------------------
Total capital to risk-weighted assets.  $27,099  11.69%  $18,543   8.00%  $23,179  10.00%
Tier 1 capital to risk-weighted assets  $24,199  10.44%  $ 9,271   4.00%  $13,907   6.00%
Tier 1 capital to average assets . . .  $24,199   8.48%  $11,411   4.00%  $14,263   5.00%

AS OF DECEMBER 31, 2001
The Company
--------------------------------------
Total capital to risk-weighted assets.  $27,132  12.41%  $17,497   8.00%        N.A.
Tier 1 capital to risk-weighted assets  $24,398  11.16%  $ 8,749   4.00%        N.A.
Tier 1 capital to average assets . . .  $24,398   9.25%  $10,548   4.00%        N.A.
The Bank
--------------------------------------
Total capital to risk-weighted assets.  $23,727  11.00%  $17,252   8.00%  $21,565  10.00%
Tier 1 capital to risk-weighted assets  $21,031   9.75%  $ 8,626   4.00%  $12,939   6.00%
Tier 1 capital to average assets . . .  $21,031   8.07%  $10,429   4.00%  $13,037   5.00%

NOTE  16  -  REGULATORY  RESTRICTIONS
     The ability of the Company to pay cash dividends is dependent upon its receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. As of December 31, 2002, no cash dividends have been declared or paid by the Bank and the Bank had available retained earnings of $15.7 million.

     Under current Federal Reserve regulations, the Bank is limited in the amount it may loan to the Company, the Finance Company, or other affiliates. Loans made by the Bank to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20%, of the Bank's capital, surplus, and undivided profits, after adding back the allowance for loan losses. Based on these limitations, approximately $5.5 million was available for loans to the Company and the Finance Company at December 31, 2002. Certain collateral restrictions also apply to loans from the Bank to its affiliates.

NOTE  17  -  OFF-BALANCE  SHEET  FINANCIAL  INSTRUMENTS
     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the liquidity, credit enhancement, and financing needs of its customers. These financial instruments include legally binding commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Credit risk is the principal risk associated with these instruments. The contractual amounts of these instruments represent the amount of credit risk should the instruments be fully drawn upon and the customer defaults.

     To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies, and monitoring controls in making commitments and letters of credit as it does with its lending activities. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.

     Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. As such, there are no "stand-ready obligations" in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, "Accounting for Contingencies".

     At December 31, the Company's total contractual amounts of commitments and letters of credit are as follows:


(dollars in thousands)                                      2002     2001
---------------------------------------------------------  -------  -------
Legally binding commitments to extend credit:
   Commercial and industrial. . . . . . . . . . . . . . .  $18,474  $16,991
   Residential real estate, including prime equity lines.   18,499   15,575
   Construction and development . . . . . . . . . . . . .   12,971    7,424
   Consumer and overdraft protection. . . . . . . . . . .    2,927    2,453
                                                           -------  -------
                                                            52,871   42,443
Standby letters of credit . . . . . . . . . . . . . . . .    3,607    4,798
                                                           -------  -------
Total commitments . . . . . . . . . . . . . . . . . . . .  $56,478  $47,241
                                                           =======  =======

     Approximately $2,535,000 and $2,804,000 of total commitments at December 31, 2002 and 2001, respectively, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

NOTE  18  -  CONTINGENT  LIABILITIES  AND  COMMITMENTS
     In the normal course of business, the Company and its subsidiaries are periodically subject to various pending or threatened lawsuits in which claims for monetary damages may be asserted. In the opinion of the Company's management, after consultation with legal counsel, none of this litigation should have a material adverse effect on the Company's financial position or results of operations.

     The Company leases branch facilities for both the Bank and the Finance Company. These leases have initial terms of from two to ten years and various renewal options under substantially the same terms with certain rate escalations. Rent expense charged to operations totaled $290,000, $299,000, and $297,000, respectively, for the years ended December 31, 2002, 2001, and 2000. The annual minimum rental commitments under the terms of the Company's noncancellable leases subsequent to December 31, 2002 are: $280,000 in 2003; $230,000 in 2004; $60,000 in 2005; and $6,000 in 2006 totaling lease commitments of  $576,000.  There  are  no  commitments  after  2006.

NOTE  19  -  RELATED  PARTY  TRANSACTIONS
     Directors, executive officers, and associates of such persons are customers of and have transactions with the Company's bank subsidiary in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which are made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. All loans to related parties were current and performing in accordance with contractual terms at December 31, 2002. The aggregate dollar amount of loans outstanding to related parties was approximately $5,333,000 and $4,482,000 at December 31, 2002 and 2001,
respectively. During 2002, new loans and advances on lines of credit of approximately $11,431,000 were made, and payments on these loans and lines totaled approximately $10,580,000. At December 31, 2002, there were commitments to extend additional credit to related parties in the amount of approximately $2,565,000.

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


(dollars in thousands)         BANK    FINANCE    CORPORATE    TOTAL
---------------------------  --------  --------  -----------  --------
AT AND FOR THE YEAR ENDED
 DECEMBER 31, 2002
Interest income . . . . . .  $ 15,931  $  1,924        ($34)  $ 17,821
Interest expense. . . . . .     6,166       184        (176)     6,174
                             --------  --------  -----------  --------
Net interest income . . . .     9,765     1,740         142     11,647
Provision for loan losses .       530       317           -        847
Noninterest income. . . . .     2,394       337         (60)     2,671
Noninterest expenses. . . .     7,037     1,379          28      8,444
                             --------  --------  -----------  --------
Income before income taxes.     4,592       381          54      5,027
Income taxes. . . . . . . .     1,423       142          20      1,585
                             --------  --------  -----------  --------
Net income. . . . . . . . .  $  3,169  $    239  $       34   $  3,442
                             ========  ========  ===========  ========
Net loans . . . . . . . . .  $213,318  $  3,298     ($1,185)  $215,431
                             ========  ========  ===========  ========
Total assets. . . . . . . .  $298,484  $  3,938       ($216)  $302,206
                             ========  ========  ===========  ========


(dollars in thousands)         BANK    FINANCE    CORPORATE    TOTAL
---------------------------  --------  --------  -----------  --------
AT AND FOR THE YEAR ENDED
 DECEMBER 31, 2001
Interest income . . . . . .  $ 18,439  $  1,813        ($47)  $ 20,205
Interest expense. . . . . .     9,776       266        (235)     9,807
                             --------  --------  -----------  --------
Net interest income . . . .     8,663     1,547         188     10,398
Provision for loan losses .       478       247           -        725
Noninterest income. . . . .     2,293       337         (48)     2,582
Noninterest expenses. . . .     6,763     1,482          14      8,259
                             --------  --------  -----------  --------
Income before income taxes.     3,715       155         126      3,996
Income taxes. . . . . . . .     1,174        60          46      1,280
                             --------  --------  -----------  --------
Net income. . . . . . . . .  $  2,541  $     95  $       80   $  2,716
                             ========  ========  ===========  ========
Net loans . . . . . . . . .  $201,682  $  3,368       ($946)  $204,104
                             ========  ========  ===========  ========
Total assets. . . . . . . .  $269,570  $  3,964       ($437)  $273,097
                             ========  ========  ===========  ========


(dollars in thousands)         BANK     FINANCE    CORPORATE    TOTAL
---------------------------  --------  --------  -----------  --------
AT AND FOR THE YEAR ENDED
 DECEMBER 31, 2000
Interest income . . . . . .  $ 17,787  $  1,744        ($114)  $ 19,417
Interest expense. . . . . .     9,356       342         (304)     9,394
                             --------  ---------  -----------  --------
Net interest income . . . .     8,431     1,402          190     10,023
Provision for loan losses .       495       159            -        654
Noninterest income. . . . .     1,562       332          (48)     1,846
Noninterest expenses. . . .     5,847     1,514           (5)     7,356
                             --------  ---------  -----------  --------
Income before income taxes.     3,651        61          147      3,859
Income taxes. . . . . . . .     1,155        (6)          55      1,204
                             --------  ---------  -----------  --------
Net income. . . . . . . . .  $  2,496  $     67   $       92   $  2,655
                             ========  =========  ===========  ========
Net loans . . . . . . . . .  $176,088  $  3,314      ($1,441)  $177,961
                             ========  =========  ===========  ========
Total assets. . . . . . . .  $247,360  $  4,000      ($1,525)  $249,835
                             ========  =========  ===========  ========


NOTE  21  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     The Company estimates the fair value of financial instruments in accordance with SFAS 107, "Disclosures about Fair Value of Financial Instruments". Fair value is assumed to approximate book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing bank balances, federal funds sold, and other short-term borrowings. Fair value of investment securities is estimated based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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


(dollars in thousands)                             2002                  2001
---------------------------------------   ---------------------   ---------------------
                                          CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                           AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                          ---------  -----------  ---------  -----------
FINANCIAL ASSETS:
Cash and due from banks. . . . . . . . .  $   6,929  $     6,929  $   8,579  $     8,579
Interest-bearing bank balances . . . . .      2,176        2,176        945          945
Federal funds sold . . . . . . . . . . .      2,491        2,491        925          925
Investment securities available for sale     63,464       63,464     47,400       47,400
Loans, net . . . . . . . . . . . . . . .    215,431      224,011    204,104      216,977
FINANCIAL LIABILITIES:
Deposits . . . . . . . . . . . . . . . .    230,515      229,155    218,778      219,914
Other short-term borrowings. . . . . . .          -            -        500          500
Federal Home Loan Bank advances. . . . .     40,600       39,398     26,900       26,121


NOTE  22  -  PARENT  COMPANY  FINANCIAL  INFORMATION
     The following is condensed financial information of Summit Financial Corporation (parent company only) at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000.

                 SUMMIT FINANCIAL CORPORATION
                   CONDENSED BALANCE SHEETS

                                         DECEMBER 31,
                                       ----------------
(dollars in thousands)                  2002     2001
-------------------------------------  -------  -------
ASSETS
Cash. . . . . . . . . . . . . . . . .  $   134  $   331
Interest-bearing deposits . . . . . .    1,139      613
Investment in bank subsidiary . . . .   24,800   21,234
Investment in nonbank subsidiary. . .      454      215
Due from subsidiaries . . . . . . . .    2,268    2,243
Other assets. . . . . . . . . . . . .        -        2
                                       -------  -------
                                       $28,795  $24,638
                                       =======  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Accruals and other liabilities. . . .  $    39  $    35
Due to subsidiaries . . . . . . . . .       14        2
Shareholders' equity. . . . . . . . .   28,742   24,601
                                       -------  -------
                                       $28,795  $24,638
                                       =======  =======

               SUMMIT FINANCIAL CORPORATION
              CONDENSED STATEMENTS OF INCOME

                                     FOR THE YEARS ENDED
                                         DECEMBER 31,
                                     ----------------------
(dollars in thousands)                2002    2001    2000
-----------------------------------  ------  ------  ------

Interest income . . . . . . . . . .  $  142  $  188  $  191
Interest expense. . . . . . . . . .       -       -       -
                                     ------  ------  ------
Net interest income . . . . . . . .     142     188     191
Noninterest expenses. . . . . . . .      88      62      43
                                     ------  ------  ------
Net operating income. . . . . . . .      54     126     148
Equity in undistributed net income
 of subsidiaries. . . . . . . . . .   3,408   2,636   2,562
                                     ------  ------  ------
Income before taxes . . . . . . . .   3,462   2,762   2,710
Income taxes. . . . . . . . . . . .      20      46      55
                                     ------  ------  ------
Net income. . . . . . . . . . . . .  $3,442  $2,716  $2,655
                                     ======  ======  ======

                      SUMMIT FINANCIAL CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------
(dollars in thousands)                                    2002      2001      2000
------------------------------------------------------  --------  --------  --------
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . .  $ 3,442   $ 2,716   $ 2,655
Adjustments to reconcile net income to net cash
  provided by operating activities:
Equity in undistributed net income of subsidiaries . .   (3,408)   (2,636)   (2,562)
Decrease (increase) in other assets. . . . . . . . . .        2        (2)        -
Increase (decrease) in other liabilities . . . . . . .        4         8       (13)
Amortization of deferred compensation. . . . . . . . .      128       126       128
                                                        --------  --------  --------
     Net cash provided by operating activities . . . .      168       212       208
                                                        --------  --------  --------
INVESTING ACTIVITIES:
Net (increase) decrease in due from subsidiaries . . .      (25)     (383)       19
Net increase in due to subsidiaries. . . . . . . . . .       12         2         -
                                                        --------  --------  --------
     Net cash (used) provided by investing activities.      (13)     (381)       19
                                                        --------  --------  --------
FINANCING ACTIVITIES:
Employee stock options exercised . . . . . . . . . . .      178        63       561
Cash paid in lieu of fractional shares . . . . . . . .       (4)       (3)       (2)
                                                        --------  --------  --------
     Net cash provided by financing activities . . . .      174        60       559
                                                        --------  --------  --------
Net increase (decrease) in cash and cash equivalents .      329      (109)      786
Balance, beginning of year . . . . . . . . . . . . . .      944     1,053       267
                                                        --------  --------  --------
Balance, end of year . . . . . . . . . . . . . . . . .  $ 1,273   $   944   $ 1,053
                                                        ========  ========  ========


QUARTERLY  OPERATING  RESULTS
     Supplementary  quarterly  data  with respect to the Company can be found in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under "Quarterly Operating Results", which information is incorporated herein by reference.

                          INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors
Summit  Financial  Corporation

     We have audited the accompanying consolidated balance sheets of Summit Financial Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


/s/  KPMG  LLP


Greenville,  South  Carolina
January  28,  2003


                               MANAGEMENT'S REPORT

     The management of Summit Financial Corporation is responsible for the preparation and integrity of the consolidated financial statements and other information presented in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's estimates and judgment with respect to certain events and transactions.

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

     The Audit Committee meets periodically with Company management, the internal auditor, and the independent auditors, KPMG LLP, to review matters relative to the quality of financial reporting, internal control, and the nature, extent and results of the audit efforts.

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


     /s/  J.  Randolph  Potter                         /s/  Blaise B. Bettendorf

     J.  Randolph  Potter                              Blaise  B.  Bettendorf
     President  and  Chief  Executive Officer          Senior Vice President and
                                                      Chief  Financial  Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

                                    PART III

ITEM  10.       DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this item is set forth under the headings "Proposal 1 - Election of Directors", "Executive Officers and Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company filed in connection with its 2003 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM  11.       EXECUTIVE  COMPENSATION

     The information required by this item is set forth under the headings "Directors' Compensation", "Executive Officers and Compensation", "Compensation Committee Report", and "Stock Performance Graph" in the definitive Proxy Statement of the Company filed in connection with its 2003 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is set forth under the headings "Stock Ownership" and "Proposal 1 - Election of Directors" in the definitive Proxy Statement of the Company filed in connection with its 2003 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM  13.       CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this item is set forth under the heading "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management" in the definitive Proxy Statement of the Company filed in connection with its 2003 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM  14.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate and effective in timely alerting management to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b)  Changes  in  Internal  Controls

     The Company made no significant changes in its internal controls or, to management's knowledge, other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  &  REPORTS ON FORM 8-K

(a)     List  of  documents  filed  as  a  part  of  this  report:

     1.  Financial  Statements:

          The following consolidated financial statements and report of independent auditors of the Company are included in Part II,
          Item 8 hereof:

          Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income For The Years Ended December 31,
            2002,  2001,  and  2000
          Consolidated  Statements  of  Shareholders'  Equity  And Comprehensive
            Income For The  Years  Ended  December  31,  2002,  2001,  and  2000
          Consolidated Statements of Cash Flows For The Years Ended December 31,
            2002,  2001,  and  2000
          Notes  to  Consolidated  Financial  Statements
          Independent  Auditors'  Report

     2.  Financial  Statement  Schedules:

         All other consolidated financial statements or schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto referenced in Item 15(a)1 above, or is not applicable or required.

     3.  Exhibits  (numbered  in  accordance  with  Item 601 of Regulation S-K):

     3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant's Registration Statement on Form S-1 Under The Securities Act of 1933, File No. 33-31466).

     3.2     Amended  and  Restated Bylaws (incorporated by reference to Exhibit
3.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 000-19235).

     4.     Form  of  Certificate for Common Stock (incorporated by reference to
Exhibit 4 filed with the Registrant's Registration Statement on Amendment No. 1 To Form S-1 Under The Securities Act of 1933, File No. 33-31466).

***     10.1     Summit Financial Corporation Incentive Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-1 Under The Securities Act of 1933, File No. 33-31466).

        10.2 Lease Agreement for North Pleasantburg Drive Bank Site (incorporated by reference to Exhibit 10.2 filed with the Registrant's Registration Statement on Form S-1 Under The Securities Act of 1933, File No. 33-31466).

*** 10.3 Employment Agreement of J. Randolph Potter dated December 21, 1998 (incorporated by reference to Exhibit 10.3 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-19235).

*** 10.4 Employment Agreement of Blaise B. Bettendorf dated December 21, 1998 (incorporated by reference to Exhibit 10.4 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-19235).

***     10.5     Summit  Financial  Corporation  Restricted  Stock  Plan
(incorporated by reference to Exhibit 10.5 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 000-19235).

*** 10.6 Summit Financial Corporation Non-Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 000-19235).

*** 10.7 Employment Agreement of James B. Schwiers dated September 2, 1999 (incorporated by reference to Exhibit 10.7 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-19235).

***     10.8     Summit  Financial  Corporation  1999  Incentive  Stock  Plan
(incorporated by reference to Exhibit 10.8 filed the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-19235).

*** 10.9 Employment Agreement of James G. Bagnal dated April 20, 2000 (incorporated by reference to Exhibit 10.9 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-19235).

        10.10 Lease Agreement for East North Street Bank Site (incorporated by reference to Exhibit 10.10 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-19235)

*** 10.11 Salary Continuation Agreement of J. Randolph Potter dated September 9, 1998 (incorporated by reference to Exhibit 10.11 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-19235) .

*** 10.12 Salary Continuation Agreement of Blaise B. Bettendorf dated September 9, 1998 (incorporated by reference to Exhibit 10.12 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-19235).

*** 10.13 Salary Continuation Agreement of James B. Schwiers dated September 9, 1998 (incorporated by reference to Exhibit 10.13 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-19235).

     21   Subsidiaries  of  Summit  Financial  Corporation:
          Summit  National  Bank,  a  nationally chartered bank, incorporated in
           South  Carolina
          Summit  Investment  Services,  Inc.,  a  subsidiary of Summit National
           Bank,  incorporated  in  South  Carolina
          Freedom Finance, Inc., a consumer finance company, incorporated in South Carolina

     23 Consent of KPMG LLP with regard to S-8 Registration Statements for Summit Financial Corporation Restricted Stock Plan (as filed with the Securities and Exchange Commission, "SEC", August 23, 1994, File No. 33-83538); Summit Financial Corporation Incentive Stock Option Plan (as filed with the SEC July 19, 1995, File No. 33-94962); Summit Financial Corporation 1995 Non-Employee Stock Option Plan (as filed with the SEC July 19, 1995, File No. 33-94964) and Summit Financial Corporation 1999 Incentive Stock Option Plan (as filed with the SEC November 21,2002, File No. 333-101367).

     99.1    Certification of Chief Executive Officer  pursuant  to  18  U.S.C.
Section 1350,  as  adopted  pursuant  to  Section  906  of  the  Sarbanes-Oxley
Act of 2002

     99.2    Certification of Chief Financial Officer  pursuant  to  18  U.S.C.
Section 1350,  as  adopted  pursuant  to  Section  906  of  the  Sarbanes-Oxley
Act of 2002


NOTE: The exhibits listed above will be furnished to any security holder upon written request to Ms. Blaise B. Bettendorf, Chief Financial Officer, Summit Financial Corporation, Post Office Box 1087, Greenville, South Carolina 29602. The Registrant will charge a fee of $.50 per page for photocopying such exhibit.



     (b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of 2002.

     (c) Exhibits required to be filed with this report, which have not been previously filed as indicated in Item 15(a) above, are submitted as a separate section of this report.

     (d)     Not  applicable.


***  -  Management  contracts  or  compensatory  plan  or  arrangement.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SUMMIT  FINANCIAL  CORPORATION
                                /s/  J.  Randolph  Potter
                              ---------------------------
Dated:  March  17,  2003       J.  Randolph  Potter,  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                    TITLE                      DATE

  /s/ J. Randolph Potter .  President, Chief Executive  March 17, 2003
--------------------------    Officer and Director
J. Randolph Potter

  /s/ Blaise B. Bettendorf  Senior Vice President       March 17, 2003
--------------------------   (Principal Financial and
Blaise B. Bettendorf          Accounting Officer)

  /s/ C. Vincent Brown . .  Chairman, Director          March 17, 2003
--------------------------
C. Vincent Brown

  /s/ David C. Poole . . .  Secretary, Director         March 17, 2003
--------------------------
David C. Poole

  /s/ James G. Bagnal, III  Director                    March 17, 2003
--------------------------
James G. Bagnal, III

  /s/ Ivan E. Block. . . .  Director                    March 17, 2003
--------------------------
Ivan E. Block

  /s/ J. Earle Furman, Jr.  Director                    March 17, 2003
--------------------------
J. Earle Furman, Jr.

 /s/ John W. Houser. . . .  Director                    March 17, 2003
--------------------------
John W. Houser

 /s/ T. Wayne McDonald . .  Director                    March 17, 2003
--------------------------
T. Wayne McDonald

 /s/ Allen H. McIntyre . .  Director                    March 17, 2003
--------------------------
T. Wayne McDonald

  /s/ Larry A. McKinney. .  Director                    March 17, 2003
--------------------------
Larry A. McKinney

  /s/ James B. Schwiers. .  Director                    March 17, 2003
--------------------------
James B. Schwiers


                                 CERTIFICATIONS

I,  J.  Randolph  Potter,  certify  that:

1. I have reviewed this annual report on Form 10-K of Summit Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  17,  2003

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President  and  Chief  Executive  Officer

                                 CERTIFICATIONS

I,  Blaise  B.  Bettendorf  certify  that:

1. I have reviewed this annual report on Form 10-K of Summit Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  17,  2003

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President
  and  Chief  Financial  Officer