Form 10-Q
period 2003-03-31
SUMMIT FINANCIAL CORP
filed 2003-05-13
CIK 856223

FORM  10-Q

                 SECURITIES  AND  EXCHANGE  COMMISSION
                       Washington,  D.C.  20549

     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
            OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

      For  The  Quarterly  Period  Ended  March  31,  2003

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


Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).       YES  [  ]  NO  [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 23, 2003, 4,056,090 shares of $1.00 par value common stock were outstanding.


                               SUMMIT FINANCIAL CORPORATION
                        FORM 10-Q FOR QUARTER ENDED MARCH 31, 2003
                   TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I. FINANCIAL INFORMATION
Item 1.
Consolidated Balance Sheets
     March 31, 2003 and December 31, 2002 . . . . . . . . . . . . . . . . . . . . . .   3
Consolidated Statements of Income
     Three months ended March 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . .   4
Consolidated Statements of Shareholders' Equity and Comprehensive Income
     Three months ended March 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . .   5
Consolidated Statements of Cash Flows
     Three months ended March 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements March 31, 2003 . . . . . . . . .   7

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations  11

Item 3.
Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . .  24

Item 4.
Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

SECTION 302 CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

Exhibit 99.1 SECTION 906 CEO CERTIFICATION. . . . . . . . . . . . . . . . . . . . . .  29

Exhibit 99.2 SECTION 906 CFO CERTIFICATION. . . . . . . . . . . . . . . . . . . . . .  30




                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         2003           2002
                                                      -----------  --------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . .  $   11,332   $       6,929
Interest-bearing bank balances . . . . . . . . . . .       4,584           2,176
Federal funds sold . . . . . . . . . . . . . . . . .       8,543           2,491
Investments available for sale . . . . . . . . . . .      70,952          63,464
Investment in Federal Home Loan Bank and other stock       2,623           2,418
Loans, net of unearned income and net of
 allowance for loan losses of $3,545 and $3,369. . .     215,879         215,431
Premises and equipment, net. . . . . . . . . . . . .       4,151           4,197
Accrued interest receivable. . . . . . . . . . . . .       1,303           1,418
Other assets . . . . . . . . . . . . . . . . . . . .       3,855           3,682
                                                      -----------  --------------
                                                      $  323,222   $     302,206
                                                      ===========  ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand. . . . . . . . . . . . .  $   35,597   $      33,342
 Interest-bearing demand . . . . . . . . . . . . . .      25,941          24,943
 Savings and money market. . . . . . . . . . . . . .      70,814          73,933
 Time deposits, $100,000 and over. . . . . . . . . .      58,092          48,791
 Other time deposits . . . . . . . . . . . . . . . .      58,799          49,506
                                                      -----------  --------------
                                                         249,243         230,515
Federal Home Loan Bank advances. . . . . . . . . . .      41,700          40,600
Accrued interest payable . . . . . . . . . . . . . .         791           1,006
Other liabilities. . . . . . . . . . . . . . . . . .       1,750           1,343
                                                      -----------  --------------
                                                         293,484         273,464
                                                      -----------  --------------
Shareholders' equity:
 Common stock, $1.00 par value; 20,000,000
  shares authorized; issued and
  outstanding 4,055,257 and 4,013,486 shares . . . .       4,055           4,013
 Additional paid-in capital. . . . . . . . . . . . .      21,482          21,322
 Retained earnings . . . . . . . . . . . . . . . . .       3,771           2,862
 Accumulated other comprehensive income, net of tax.         479             600
 Nonvested resticted stock . . . . . . . . . . . . .         (49)            (55)
                                                      -----------  --------------
     Total shareholders' equity. . . . . . . . . . .      29,738          28,742
                                                      -----------  --------------
                                                      $  323,222   $     302,206
                                                      ===========  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                  SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars, except per share data, in Thousands)
                                   (Unaudited)


                                           For the Three Months Ended
                                                      March 31,
                                               ----------------------
                                                  2003        2002
                                               ----------  ----------
Interest Income:
 Loans. . . . . . . . . . . . . . . . . . . .  $    3,572  $    3,768
 Taxable investment securities. . . . . . . .         527         462
 Nontaxable investment securities . . . . . .         170         174
 Federal funds sold . . . . . . . . . . . . .          20          21
 Other. . . . . . . . . . . . . . . . . . . .          40          40
                                               ----------  ----------
                                                    4,329       4,465
                                               ----------  ----------
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . .         951       1,210
 Federal Home Loan Bank advances. . . . . . .         415         392
 Other borrowings . . . . . . . . . . . . . .           2           9
                                               ----------  ----------
                                                    1,368       1,611
                                               ----------  ----------
     Net interest income. . . . . . . . . . .       2,961       2,854
Provision for loan losses . . . . . . . . . .         173         125
                                               ----------  ----------
     Net interest income after
      provision for loan losses . . . . . . .       2,788       2,729
                                               ----------  ----------

Noninterest Income:
 Service charges and fees on deposit accounts         137         127
 Credit card service fees and income. . . . .          95         112
 Insurance commission fee income. . . . . . .          98         219
 Gain on sale of investment securities. . . .         174          16
 Other income . . . . . . . . . . . . . . . .         257         208
                                               ----------  ----------
                                                      761         682
                                               ----------  ----------
Noninterest Expense:
 Salaries, wages and benefits . . . . . . . .       1,314       1,367
 Occupancy. . . . . . . . . . . . . . . . . .         169         160
 Furniture, fixtures and equipment. . . . . .         160         182
 Other operating expenses . . . . . . . . . .         580         564
                                               ----------  ----------
                                                    2,223       2,273
                                               ----------  ----------
Income before income taxes. . . . . . . . . .       1,326       1,138
Income taxes. . . . . . . . . . . . . . . . .         417         365
                                               ----------  ----------
Net income. . . . . . . . . . . . . . . . . .  $      909  $      773
                                               ==========  ==========

Net income per share:
   Basic. . . . . . . . . . . . . . . . . . .  $      .23  $      .19
   Diluted. . . . . . . . . . . . . . . . . .  $      .20  $      .18
Average shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . .   4,012,072   3,964,137
   Diluted. . . . . . . . . . . . . . . . . .   4,553,725   4,409,277

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                        SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                      FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                    (Dollars in Thousands)
                                                         (Unaudited)

                                                                                  Accumulated
                                                                                     other
                                                        Additional               comprehensive    Nonvested        Total
                                               Common     paid-in    Retained       (loss)       restricted    shareholders'
                                                stock     capital    earnings     income, net       stock         equity
                                               -------  -----------  ---------  ---------------  -----------  ---------------
Balance at December 31, 2001. . . . . . . . .  $ 3,793  $    18,409  $   2,379  $          203        ($183)  $       24,601
Net income for the three months
 ended March 31, 2002 . . . . . . . . . . . .        -            -        773               -            -              773
Other comprehensive loss:
 Unrealized holding losses arising during
  the period, net of tax of ($299). . . . . .        -            -          -            (487)           -                -
 Less: reclassification adjustment for gains
  included in net income, net of tax of ($6).        -            -          -             (10)           -                -
                                                                                ---------------
 Other comprehensive loss . . . . . . . . . .        -            -          -            (497)           -             (497)
                                                                                ---------------               ---------------
Comprehensive income. . . . . . . . . . . . .        -            -          -               -            -              276
                                                                                                              ---------------
Stock options exercised . . . . . . . . . . .        3           16          -               -            -               19
Amortization of deferred
 compensation on restricted stock . . . . . .        -            -          -               -           32               32
                                               -------  -----------  ---------  ---------------  -----------  ---------------
Balance at March 31, 2002 . . . . . . . . . .  $ 3,796  $    18,425  $   3,152           ($294)       ($151)  $       24,928
                                               =======  ===========  =========  ===============  ===========  ===============

Balance at December 31, 2002. . . . . . . . .  $ 4,013  $    21,322  $   2,862  $          600         ($55)  $       28,742
Net income for the three months
 ended March 31, 2003 . . . . . . . . . . . .        -            -        909               -            -              909
Other comprehensive loss:
 Unrealized holding losses arising during
  the period, net of tax of ($8). . . . . . .        -            -          -             (13)           -                -
 Less: reclassification adjustment for gains
  included in net income, net of tax of ($66)        -            -          -            (108)           -                -
                                                                                ---------------
 Other comprehensive loss . . . . . . . . . .        -            -          -            (121)           -             (121)
                                                                                ---------------               ---------------
Comprehensive income. . . . . . . . . . . . .        -            -          -               -            -              788
                                                                                                              ---------------
Stock options exercised . . . . . . . . . . .       42          160          -               -            -              202
Amortization of deferred
 compensation on restricted stock . . . . . .        -            -          -               -            6                6
                                               -------  -----------  ---------  ---------------  -----------  ---------------
Balance at March 31, 2003 . . . . . . . . . .  $ 4,055  $    21,482  $   3,771  $          479         ($49)  $       29,738
                                               =======  ===========  =========  ===============  ===========  ===============


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                   SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                    (Unaudited)

                                                    For  the  Three  Months  Ended
                                                                    March 31,
                                                              --------------------
                                                                 2003       2002
                                                               ---------  --------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $    909   $   773
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . . .       173       125
    Depreciation and amortization . . . . . . . . . . . . . .       111       135
    Gain on sale of investments available for sale. . . . . .      (174)      (16)
    Net amortization of net premium on investments. . . . . .        65        51
    Amortization of deferred compensation on restricted stock         6        32
    Decrease in other assets. . . . . . . . . . . . . . . . .        55        15
    Increase in other liabilities . . . . . . . . . . . . . .       192       259
    Deferred income taxes . . . . . . . . . . . . . . . . . .       (39)      (73)
                                                               ---------  --------
Net cash provided by operating activities . . . . . . . . . .     1,298     1,301
                                                               ---------  --------

Cash flows from investing activities:
  Purchases of securities available for sale. . . . . . . . .   (28,602)   (5,057)
  Proceeds from maturities of securities
   available for sale . . . . . . . . . . . . . . . . . . . .     8,410     2,376
  Proceeds from sales of securities available for sale. . . .    12,618     2,489
  Purchases of investments in FHLB and other stock. . . . . .      (205)     (350)
  Net increase in loans . . . . . . . . . . . . . . . . . . .      (621)   (2,321)
  Purchases of premises and equipment . . . . . . . . . . . .       (65)      (27)
                                                               ---------  --------
Net cash used in investing activities . . . . . . . . . . . .    (8,465)   (2,890)
                                                               ---------  --------

Cash flows from financing activities:
  Net increase in deposit accounts. . . . . . . . . . . . . .    18,728     9,282
  Proceeds from Federal Home Loan Bank advances . . . . . . .     7,000     4,000
  Repayments of Federal Home Loan Bank advances . . . . . . .    (5,900)        -
  Proceeds from employee stock options exercised. . . . . . .       202        19
                                                               ---------  --------
Net cash provided by financing activities . . . . . . . . . .    20,030    13,301
                                                               ---------  --------
Net increase in cash and cash equivalents . . . . . . . . . .    12,863    11,712
Cash and cash equivalents, beginning of period. . . . . . . .    11,596    10,449
                                                               ---------  --------
Cash and cash equivalents, end of period. . . . . . . . . . .  $ 24,459   $22,161
                                                               =========  ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest. . . . . . . . . . .  $  1,583   $ 1,885
Cash paid during the period for income taxes. . . . . . . . .  $     45   $    37
Change in market value of investment securities
 available for sale, net of income taxes. . . . . . . . . . .     ($121)    ($497)


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                          SUMMIT FINANCIAL CORPORATION
     CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 MARCH 31, 2003

NOTE  1  -  BASIS  OF  PRESENTATION:
     The unaudited consolidated financial statements include the accounts of Summit Financial Corporation (the "Company"), a South Carolina corporation, and its wholly-owned subsidiaries, Summit National Bank (the "Bank"), a nationally chartered bank, and Freedom Finance, Inc. (the "Finance Company"), a consumer finance company. Also included are the accounts of Summit Investment Services, Inc. (the "Investment Company") which is a wholly-owned subsidiary of the Bank. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

     Through its bank subsidiary, which commenced operations in July 1990, the Company provides a full range of banking services, including the taking of demand and time deposits and the making of commercial and consumer loans. The Bank currently has four full service branch locations in Greenville and Spartanburg, South Carolina. In 1997, the Bank incorporated the Investment Company as a wholly-owned subsidiary to offer nondeposit products and financial management services. The Finance Company commenced operations in November 1994 and makes and services small installment loans to individuals from its eleven offices throughout South Carolina.

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

     The significant accounting policies followed by the Company for interim reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements of the Company at March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at March 31, 2003, and the results of operations and cash flows for the periods ended March 31, 2003 and 2002 have been included. The information contained in the footnotes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2002 should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain interim 2002 amounts have been reclassified to conform with the statement presentations for the interim 2003 period and to reflect the effect of the 5% stock dividend paid in December 2002.

The results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE  2  -  CASH  FLOW  INFORMATION:
          For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $24,459,000 and $22,161,000 at March 31, 2003 and 2002, respectively.

NOTE  3  -  NONPERFORMING  ASSETS:
     Loans past due in excess of 90 days and still accruing interest amounted to approximately $171,000, $187,000, and $116,000 at March 31, 2003, December 31,
2002, and March 31, 2002, respectively. Non-accrual loans at March 31, 2003 totaled $604,000 compared to $293,000 at December 31, 2002. There were no non-accrual loans at March 31, 2002. There were no impaired loans or other real estate acquired in full or partial satisfaction of loans outstanding at March 31, 2003, December 31, 2002 or March 31, 2002.

NOTE  4  -  STOCK  COMPENSATION  PLANS:
     At March 31, 2003, the Company had three stock-based employee and director option plans, which are described more fully in Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for December 31, 2002. The Company reports stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", which measures compensation expense as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company follows the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock-based option plans as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation.



                                         For the Quarter
                                               Ended
                                             March 31,
(dollars, except per share, in thousands)  2003   2002

Net income, as reported . . . . . . . . .  $ 909  $ 773
Less - total stock-based employee
 compensation expense determined under
 fair value based method, net of taxes. .     42     54
                                           -----  -----
Proforma net income . . . . . . . . . . .  $ 867  $ 719
                                           =====  =====
Earnings per share:
   Basic - as reported. . . . . . . . . .  $0.23  $0.19
   Basic - proforma . . . . . . . . . . .  $0.22  $0.18
   Diluted - as reported. . . . . . . . .  $0.20  $0.18
   Diluted - proforma . . . . . . . . . .  $0.19  $0.16


NOTE  5  -  INTANGIBLE  ASSETS:
     As of January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company's intangible assets consist of goodwill resulting from the Finance Company's branch acquisitions and are included in "Other assets" on the accompanying consolidated balance sheets. The balance of goodwill at March 31, 2003 and December 31, 2002 was $187,000. There was no amortization expense charged in any period presented.


NOTE  6  -  PER  SHARE  INFORMATION:
     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three months ended March 31, 2003 and 2002. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock dividends as of the earliest period presented.


                                         Three Months Ended March 31,
                                   2003        2003        2002        2002
                                  BASIC      DILUTED      BASIC      DILUTED
                                ----------  ----------  ----------  ----------
Net Income . . . . . . . . . .  $  909,000  $  909,000  $  773,000  $  773,000
                                ----------  ----------  ----------  ----------
Average shares outstanding . .   4,012,072   4,012,072   3,964,137   3,964,137
Effect of Dilutive Securities:
    Stock options. . . . . . .           -     536,096           -     423,940
    Unvested restricted stock.           -       5,557           -      21,200
                                ----------  ----------  ----------  ----------
                                 4,012,072   4,553,725   3,964,137   4,409,277
                                ==========  ==========  ==========  ==========
Per-share amount . . . . . . .  $     0.23  $     0.20  $     0.19  $     0.18
                                ==========  ==========  ==========  ==========



NOTE  7  -  SEGMENT  INFORMATION:
     The Company reports information about its operating segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Summit Financial Corporation is the parent holding company for Summit National Bank ("Bank"), a nationally chartered bank, and Freedom Finance, Inc. ("Finance"), a consumer finance company. The Company considers the Bank and the Finance Company separate business segments.

     Financial performance for each segment is detailed in the following tables. Included in the "Corporate" column are amounts for general corporate activities and eliminations of intersegment transactions.



            At  and  for  the  three  months  ended  March  31,  2003

                              Bank    Finance    Corporate    Total
Interest income. . . . . .  $  3,844  $    492         ($7)  $  4,329
Interest expense . . . . .     1,368        39         (39)     1,368
                            --------  --------  -----------  --------
Net interest income. . . .     2,476       453          32      2,961
Provision for loan losses.       110        63           0        173
Noninterest income . . . .       685        91         (15)       761
Noninterest expense. . . .     1,860       355           8      2,223
                            --------  --------  -----------  --------
Income before income taxes     1,191       126           9      1,326
Income taxes . . . . . . .       366        48           3        417
                            --------  --------  -----------  --------
Net income . . . . . . . .  $    825  $     78  $        6   $    909
                            ========  ========  ===========  ========
Net loans. . . . . . . . .  $213,528  $  2,946       ($595)  $215,879
                            ========  ========  ===========  ========
Total assets . . . . . . .  $319,031  $  3,435  $      756   $323,222
                            ========  ========  ===========  ========



            At  and  for  the  three  months  ended  March  31,  2002

                              Bank    Finance    Corporate    Total
Interest income. . . . . .  $  3,950  $    520         ($5)  $  4,465
Interest expense . . . . .     1,606        45         (40)     1,611
                            --------  --------  -----------  --------
Net interest income. . . .     2,344       475          35      2,854
Provision for loan losses.        50        75           0        125
Noninterest income . . . .       606        91         (15)       682
Noninterest expense. . . .     1,902       369           2      2,273
                            --------  --------  -----------  --------
Income before income taxes       998       122          18      1,138
Income taxes . . . . . . .       313        45           7        365
                            --------  --------  -----------  --------
Net income . . . . . . . .  $    685  $     77  $       11   $    773
                            ========  ========  ===========  ========
Net loans. . . . . . . . .  $203,750  $  3,056       ($506)  $206,300
                            ========  ========  ===========  ========
Total assets . . . . . . .  $283,237  $  3,627  $      101   $286,965
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

     This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the "Company") on Form 10K for the year ended December 31, 2002. Certain reclassifications have been made to prior years' financial data to conform to current financial statement presentations as well as to reflect the effect of the 5% stock dividend paid in December 2002. Results of operations for the three month period ended March 31, 2003 are not necessarily indicative of results to be attained for any other period.

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

CRITICAL  ACCOUNTING  POLICIES
     The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of its accounting policies about the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues and expenses. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved. This significant accounting policy is detailed in the "Allowance for Loan Losses" section of this discussion and analysis and in Note 1 of the Notes to Consolidated Financial Statements included in the Company's 10-K for December 31, 2002.

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

BALANCE  SHEET  ACTIVITY
     Total assets increased $21.0 million or 7% from December 31, 2002 to March 31, 2003 to total $323.2 million. Deposits increased approximately $18.7 million or 8% during the period to total $249.2 million. A majority of the increase in deposits was in the time deposit categories which increased $18.6 million. The increase in deposits funded the $7.5 million increase in investment securities and the $8.5 million in federal funds sold and interest-bearing deposits during the same period.

ALLOWANCE  FOR  LOAN  LOSSES  AND  NON-PERFORMING  ASSETS
     The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at March 31, 2003. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are trends in portfolio volume, maturity and composition, collateral values, and general economic conditions. Finally, management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved.

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

     The allowance for loan losses totaled $3.5 million, or 1.62% of total loans, at March 31, 2003. This is compared to an allowance of $3.4 million, or 1.54% of total loans, at December 31, 2002. For the quarter ended March 31, 2003, the Company reported net recoveries of previously charged-off loans of $2,000 due primarily to the recovery of one significant loan, compared to net charge-offs of $67,000, or 0.13% (annualized) of average loans, for the comparable quarter of 2002.

          The Company's nonperforming assets consist of loans on nonaccrual basis, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned ("OREO"). Loans past due 90 days and greater at March 31, 2003, December 31, 2002, and March 31, 2002 totaled $171,000, or 0.08% of gross loans, $187,000, or 0.09% of gross loans, and $116,000 or 0.06% of gross loans, respectively. Total nonaccrual loans at March 31, 2003 were $604,000 or 0.28% of gross loans, compared to $293,000 or 0.13% of gross loans at December 31, 2002. Generally, loans of the Bank are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible.

     There were no loans considered to be impaired under Statement of Financial Accounting Standards 114 and no other real estate owned acquired in partial or total satisfaction of problem loans ("OREO") at March 31, 2003, December 31, 2002, or March 31, 2002.

          Management maintains a list of potential problem loans which includes non-accrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by independent review or regulatory examinations) as "substandard", "doubtful", or "loss". A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at March 31, 2003 determined to be potential problem loans based upon management's internal designations, was $4.2 million or 2.0% of the loan portfolio at March 31, 2003, compared to $3.1 million or 1.4% of the loan portfolio at December 31, 2002, and $1.3 million or 0.6% of the loan portfolio at March 31, 2002. The amount of potential problem loans at March 31, 2003 does not represent management's estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. The increase in the amount of classified loans in 2002 and the first quarter of 2003 is primarily related to the deterioration of general economic conditions during that period and management's proactive approach to more closely monitor credits. Management believes that the allowance for loan losses as of March 31, 2003 was adequate to absorb any losses related to the nonperforming loans and potential problem loans as of that date. Management continues to monitor closely the levels of nonperforming and potential problem loans, and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of nonperforming and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision for loan losses accordingly. This would likely decrease net income.


EARNINGS  REVIEW  FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2003  AND  2002

GENERAL
     The Company reported consolidated net income for the three months ended March 31, 2003 of $909,000, compared to net income of $773,000 for the three months ended March 31, 2002, or an improvement of approximately $136,000 or 18%. Contributors to increased earnings for the first quarter of 2003 were the 10% growth in average earning assets, the 15% reduction in interest expense due to lower cost of funds, the 12% increase in noninterest income which was primarily related to gains on sales of investment securities, and the 2% reduction in overhead expenses. The increases in income were somewhat offset by the 38% increase in the provision for loan losses due to the trends of increasing nonaccrual and classified loans.

NET  INTEREST  INCOME
     Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the three months ended March 31, 2003, the Company recorded net interest income of $3.0 million, a 4% increase from the net interest income of $2.9 million for the three months ended March 31, 2002. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 10.4% and 10.1% respectively, offset by the 29 basis point decrease in the net interest margin for the Company.

     For the three months ended March 31, 2003 and 2002, the Company's net interest margin was 4.23% and 4.52%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in net interest margin is related primarily to the 86 basis point reduction in the average yield on assets related to the decreasing interest rate environment throughout 2003. The lower yields were offset somewhat by the 67 basis point reduction in the average cost of funds related to maturity of higher priced deposits and borrowings which were renewed at lower current market rates. During the period between the first quarter of 2002 and 2003, the average prime rate decreased 50 basis points resulting in an average prime rate of 4.25% for the first quarter of 2003 compared to 4.75% for the first quarter of the prior year.

INTEREST  INCOME
     For the three months ended March 31, 2003, the Company's earning assets averaged $292.0 million and had an average yield of 6.13%. This compares to average earning assets of $264.4 million for the first three months of 2002, yielding approximately 6.99%. Thus, the 10% increase in volume of average earning assets, offset by the 86 basis point decrease in average yield, accounts for the $136,000 (3%) decrease in interest income between the first quarters of 2002 and 2003.

     Gross loans comprised approximately 75% of the Company's average earning assets for the first three months of 2003 and compared to 78% for the first quarter of 2002. The majority of the Company's loans are tied to the prime rate (over 60% of the Bank's loan portfolio is at floating rates at March 31, 2003), which averaged 4.25% and 4.75% for the three months ended March 31, 2003 and 2002, respectively. During the first three months of 2003, loans averaged $218.5 million, yielding an average of 6.63%, compared to $207.5 million, yielding an average of 7.37% for the first three months of 2002. The 74 basis point decrease in the average yield on loans is directly related to the reductions in the general interest rate environment and lower prime lending rate during 2002. The higher level of average loans (which increased 5%), was more than offset by the lower average yields and resulted in the reduction in interest income on loans of $196,000 or 5%.

     Investment securities averaged $59.9 million or 20% of average earning assets and yielded 5.32% (tax equivalent basis) during the first three months of 2003, compared to average securities of $47.0 million yielding 6.25% (tax equivalent basis) for the three months ended March 31, 2002. The decrease in the average yield of the investment portfolio is related to the general declines in market interest rates, the portfolio mix, and the timing of security calls and maturities which were reinvested at lower current market rate instruments. The 27% increase in average securities, offset somewhat by the decrease in yield, resulted in the increase of interest income on securities of $61,000 or 10%.

INTEREST  EXPENSE
     The Company's interest expense for the three months ended March 31, 2003 was $1.4 million. The decrease in interest expense of $243,000, or 15%, from the comparable three months in 2002 of $1.6 million was related primarily to the 67 basis point decrease in the average rate on liabilities, offset somewhat by the 10.1% increase in the level of average interest-bearing liabilities. Interest-bearing liabilities averaged $246.3 million for the first three months of 2003 with an average rate of 2.25%. This is compared to average interest-bearing liabilities of $223.7 million with an average rate of 2.92% for the three months ended March 31, 2002. The decrease in average rate on liabilities is directly related to the general reductions in market interest rates and the maturities of fixed rate deposits and borrowings which were renewed at lower current market rates.

PROVISION  FOR  LOAN  LOSSES
     The provision for loan losses was $173,000 for the first quarter of 2003, compared to $125,000 for the comparable period of 2002. As discussed further under the "Allowance for Loan Losses" section above, in addition to the level of net originations, other factors influencing the amount charged to the provision each period include (1) trends in and the total amount of past due, classified, nonperforming, and "watch list" loans; (2) trends in and the total amount of net chargeoffs, (3) concentrations of credit risk in the loan portfolio, and (4) local and national economic conditions and anticipated trends. Thus, in addition to the general economic uncertainty throughout 2002 and into 2003, factors contributing to the higher provision each for the first quarter of 2003 included increases in nonperforming assets which amounted to 0.28% and 0.22% of gross loans at March 31, 2003 and December 31, 2002, respectively. There were no nonperforming assets at March 31, 2002. Further, the Bank's total "watch list" loans, which include classified loans, non-accrual loans, and other assets especially mentioned ("OAEM") in the Bank's internal credit grading procedures and periodic reviews, have fluctuated from 8.1% of gross loans at March 31, 2002, to 7.9% of gross loans at December 31, 2002, and 8.2% as of the first quarter end of 2003. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

NONINTEREST  INCOME  AND  EXPENSES
     Noninterest income, which is primarily related to service charges on customers' deposit accounts; credit card merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; mortgage origination fees; and gains on sales of investment securities, was $761,000 for the three months ended March 31, 2003 compared to $682,000 for the first three months of 2002, or an increase of 12%. The increase is primarily related to higher levels of transactions in the available for sale investment portfolio generating gains on sales. The higher levels of gains were offset somewhat by reductions in nondeposit insurance product sales commissions based on a lower level of activity in 2003.

     For the three months ended March 31, 2003, noninterest expense was $2.2 million which is a decrease of 2% from the amount incurred for the three months ended March 31, 2002 of $2.3 million. The most significant item included in other expenses is salaries, wages and benefits which totaled $1.3 million for the three months ended March 31, 2003 as compared to $1.4 million for the three months ended March 31, 2002. The decrease of $53,000 or 4% is primarily a result of lower commission on nondeposit product sales due to the reduced volume of activity and lower bonus accrual for 2003. These decreases were partially offset by normal annual raises and annual increases in the cost of benefit plans.

     Occupancy and furniture, fixtures, and equipment ("FFE") expenses decreased a total of $13,000 or 4% between the first three months of 2002 and 2003. The decrease was primarily related to lower depreciation as numerous assets became fully depreciated in 2002. There were no significant changes in or additions to property and premises between the two quarterly periods.

     Included in the line item "other operating expenses", which increased $16,000 or 3% from the comparable period of 2002, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. Increases in advertising and consultant and professional fees were offset by lower legal and loan collection expenses in 2003 and reductions in merchant expense. These fluctuations and others related to deposit related expenses are a result of normal activity of the Company and normal changes in the volume and nature of transactions.

INCOME  TAXES
     For the three months ended March 31, 2003, the Company reported $417,000 in income tax expense, or an effective tax rate of 31.4%. This is compared to income tax expense of $365,000 for the same period of the prior year, or an effective tax rate of 32.1%. The slight reduction in effective tax rate is primarily related to the level of tax-free municipal securities in each period.


     CAPITAL  MANAGEMENT
          The Company's capital serves to support asset growth and provide protection against loss to depositors and creditors. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive return to shareholders will be realized over both the short and long-term, while serving depositors', creditors' and regulatory needs. Total shareholders' equity amounted to $29.7 million, or 9.2% of total assets, at March 31, 2003. This is compared to $28.7 million, or 9.5% of total assets, at December 31, 2002. The $1 million increase in total shareholders' equity resulted principally from retention of earnings and stock issued pursuant to the Company's stock option plans, offset somewhat by the decrease in unrealized gain on investment securities available for sale during the year. Book value per share at March 31, 2003 and December 31, 2002 was $7.33 and $7.16, respectively. Tangible book value per share at March 31, 2003 and December 31, 2002 was $7.29 and $7.11, respectively. Tangible book value was less than book value as a result of the purchase premiums associated with branch acquisitions of Freedom Finance.

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

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of total capital and establish minimum ratios for capital adequacy purposes. To be categorized as "well capitalized", as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), Summit Financial and its banking subsidiary must maintain a risk-based Total Capital ratio of at least 10%, a risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order, or capital directive with any of its regulators. At March 31, 2003, the Company and the Bank exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. There are no current conditions or events that management believes would change the Company's or the Bank's category. The following table summarizes capital ratios for the Company and the Bank at March 31, 2003 and December 31, 2002.



                              RISK-BASED CAPITAL CALCULATION

                                                             TO BE            TO BE
                                                          CATEGORIZED       CATEGORIZED
                                                           "ADEQUATELY        "WELL
                                            ACTUAL         CAPITALIZED"     CAPITALIZED"
                                        ---------------  ---------------  --------------
                                        AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
AS OF MARCH 31, 2003
THE COMPANY
Total capital to risk-weighted assets.  $32,132  13.41%  $19,170   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $29,121  12.15%  $ 9,585   4.00%  N.A.
Tier 1 capital to average assets . . .  $29,121   9.49%  $12,281   4.00%  N.A.

THE BANK
Total capital to risk-weighted assets.  $27,988  11.82%  $18,936   8.00%  $23,670  10.00%
Tier 1 capital to risk-weighted assets  $25,025  10.57%  $ 9,468   4.00%  $14,202   6.00%
Tier 1 capital to average assets . . .  $25,025   8.24%  $12,141   4.00%  $15,176   5.00%

AS OF DECEMBER 31, 2002
THE COMPANY
Total capital to risk-weighted assets.  $30,946  13.20%  $18,754   8.00%  N.A.
Tier 1 capital to risk-weighted assets  $28,010  11.95%  $ 9,377   4.00%  N.A.
Tier 1 capital to average assets . . .  $28,010   9.70%  $11,555   4.00%  N.A.

THE BANK
Total capital to risk-weighted assets.  $27,099  11.69%  $18,543   8.00%  $23,179  10.00%
Tier 1 capital to risk-weighted assets  $24,199  10.44%  $ 9,271   4.00%  $13,907   6.00%
Tier 1 capital to average assets . . .  $24,199   8.48%  $11,411   4.00%  $14,263   5.00%


LIQUIDITY
          Liquidity risk is defined as the risk of loss arising from the Company's inability to meet known near-term and projected long-term funding commitments and cash flow requirements. The objective of liquidity risk management is to ensure the ability of the Company to meet its financial obligations. These obligations are the payment of deposits on demand or at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loan and other commitments; the payment of operating expenses; and the ability to take advantage of new business opportunities. Liquidity is achieved by the maintenance of assets which can easily be converted to cash; a strong base of core customer deposits; maturing short-term assets; the ability to sell marketable securities; and access to borrowed funds and capital markets. Liquidity is measured and monitored frequently at both the parent company and the Bank levels, allowing management to better understand and react to balance sheet trends. A comprehensive liquidity analysis provides a summary of anticipated changes in loans, core deposits, and wholesale funds. Management also maintains a detailed liquidity contingency plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to the Company.

     Liquid assets consist primarily of cash and due from banks, interest-bearing deposits at banks, federal funds sold, and unpledged investment securities available for sale, which accounted for 18% and 16%, respectively, of average assets for each of the quarterly periods ended March 31, 2003 and 2002. Investment securities are an important tool to the Company's liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk. The Company's primary sources of liquidity include cash flow from operations, core deposits, borrowings, and short-term liquid assets. In management's opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid. At March 31, 2003, based on its approved line of credit equal to 20% of total assets and eligible collateral available, the Bank had additional available credit of approximately $18 million from the FHLB. Further, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated correspondent banks with available balances of $17.5 million at March 31, 2003.

          Summit Financial, the parent holding company, has limited liquidity needs required to pay operating expenses and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $3.6 million in available liquidity remaining from its initial public offering and the retention of earnings. A total of $2.2 million of this liquidity was advanced to the Finance Company, in the form of an intercompany loan, to fund its operations as of March 31, 2003. Summit Financial also has an available line of credit totaling $2.5 million from an unaffiliated financial institution, all of which was available at March 31, 2003. Additional sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, borrowing from individuals, and payments for management fees and debt service which are made by the Company's subsidiary on a monthly basis.

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

     At March 31, the Company's total contractual amounts of commitments and letters of credit are as follows:



(dollars in thousands)                           2003     2002
----------------------------------------------  -------  -------
Legally binding commitments to extend credit:
   Commercial and industrial . . . . . . . . .  $16,810  $20,466
   Residential real estate, including prime
     equity lines. . . . . . . . . . . . . . .   18,091   15,767
   Construction and development. . . . . . . .   15,462    8,451
   Consumer and overdraft protection . . . . .    2,359    2,512
                                                -------  -------
                                                 52,722   47,196
Standby letters of credit. . . . . . . . . . .    4,095    5,503
                                                -------  -------
Total commitments. . . . . . . . . . . . . . .  $56,817  $52,699
                                                =======  =======

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

     The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Given the Company's asset-sensitive balance sheet position, assets reprice faster than liabilities, which generally results in decreases in net interest income during periods of declining interest rates. This may cause a decrease in the net interest margin until the fixed rate deposits mature and are repriced at lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. The opposite effect (that is, an increase in net interest income) is generally realized in a rising rate environment. The degree of interest rate sensitivity of the Company's assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company's net interest income may be affected by interest rate movements.


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

     The Company's balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities maturing within one year. The Company's gap analysis indicates a negative 12 month gap as of March 31, 2003 of $30.2 million. However, when the "effective change ratio" (the historical relative movement of each asset's and liability's rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually asset sensitive over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that in excess of 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime lending rate, while the deposit rates do not increase or decrease as much or as quickly relative to a prime rate movement. The Company's asset sensitive position means that assets reprice faster than the liabilities, which causes a decrease in the short-term in the net interest income and net interest margin in periods of declining rates until the fixed rate deposits mature and are repriced at then lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company's current balance sheet structure, the opposite effect (that is, an increase in net interest income and net interest margin) is realized in the short-term in a rising rate environment.

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

     At December 31, 2002, the Company's estimated changes in EVE were within the limits established by the Board. As of March 31, 2003, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K.


ACCOUNTING,  REPORTING  AND  REGULATORY  MATTERS
     In September 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract; b) costs to terminate a contract that is not a capital lease; and c) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of a long-lived asset covered by SFAS 143, "Accounting for Asset Retirement Obligations". A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS 146 with no material effect on the Company.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligation it has undertaken in issuing the guarantee at its inception. The Company adopted FIN 45 with no material effect on the Company.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidation variable interest entity to the general credit of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact to the Company upon adoption is currently not known.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     See "Market Risk and Asset-Liability Management" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.


ITEM  4.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate and effective in timely alerting management to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

     None.

Item  3.     Defaults  Upon  Senior  Securities.

     None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

No matters were submitted to the shareholders for a vote at any time during the first quarter of 2003.

Item  5.     Other  Information.

     None.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits:

     None

     (b)     Reports  on  Form  8-K:

On April 23, 2003, the Company filed a Form 8-K related to the earnings press release dated April 22, 2003, which included selected financial data for the quarter ended March 31, 2003 and for other selected periods.

                 SUMMIT  FINANCIAL  CORPORATION

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT  FINANCIAL  CORPORATION


Dated:  May  7,  2003

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President
and  Chief  Executive  Officer


Dated:  May  7,  2003

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President
and  Chief  Financial  Officer

                                  CERTIFICATION


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

Date:  May  7,  2003

/s/  J.  Randolph  Potter
-------------------------
J.  Randolph  Potter,  President  and  Chief  Executive  Officer

                                  CERTIFICATION


I,  Blaise  B.  Bettendorf  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of Summit Financial Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  7,  2003

/s/  Blaise  B.  Bettendorf
---------------------------
Blaise  B.  Bettendorf,  Senior  Vice  President
  and  Chief  Financial  Officer