Form 10-Q
period 2003-06-30
SUMMIT FINANCIAL CORP
filed 2003-08-14
CIK 856223

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

Commission File Number 000-19235

SUMMIT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

SOUTH CAROLINA (State or other jurisdiction of incorporation or organization)	57-0892056 (I.R.S. Employer Identification No.)

Post Office Box 1087
937 North Pleasantburg Drive
Greenville, South Carolina 29602
(Address, including zip code, of principal executive offices)

(864) 242-2265
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 30, 2003, 4,058,218 shares of $1.00 par value common stock were outstanding.

SUMMIT FINANCIAL CORPORATION
FORM 10-Q FOR QUARTER ENDED JUNE 30, 2003
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I. FINANCIAL INFORMATION
Item 1.

Consolidated Balance Sheets
June 30, 2003 and December 31, 2002	3

Consolidated Statements of Income
Three months and six months ended June 30, 2003 and 2002	4

Consolidated Statements of Shareholders' Equity and Comprehensive Income
Six months ended June 30, 2003 and 2002	5

Consolidated Statements of Cash Flows
Six months ended June 30, 2003 and 2002	6

Condensed Notes to Consolidated Financial Statements June 30, 2003	7

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.
Controls and Procedures	28

PART II. OTHER INFORMATION	29

SIGNATURES	31

EXHIBITS:

Exhibit 31.1 - Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2 - Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$14,300	$6,929
Interest-bearing bank balances	1,730	2,176
Federal funds sold	1,869	2,491
Investments available for sale	74,866	63,464
Investment in Federal Home Loan Bank and other stock	2,818	2,418
Loans, net of unearned income and net of
allowance for loan losses of $3,633 and $3,369	218,635	215,431
Premises and equipment, net	4,116	4,197
Accrued interest receivable	1,442	1,418
Other assets	3,524	3,682

	$323,300	$302,206

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$38,809	$33,342
Interest-bearing demand	24,141	24,943
Savings and money market	70,132	73,933
Time deposits, $100,000 and over	53,433	48,791
Other time deposits	57,437	49,506

	243,952	230,515
FHLB advances	45,775	40,600
Accrued interest payable	773	1,006
Other liabilities	1,437	1,343

	291,937	273,464

Shareholders' equity:
Common stock, $1.00 par value; 20,000,000
shares authorized; issued and
outstanding 4,058,218 and 4,013,486 shares	4,058	4,013
Additional paid-in capital	21,507	21,322
Retained earnings	4,830	2,862
Accumulated other comprehensive income, net of tax	1,010	600
Nonvested resticted stock	(42)	(55)

Total shareholders' equity	31,363	28,742

	$323,300	$302,206

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars, except per share data, in Thousands)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Interest Income:
Loans	$3,554	$3,765	$7,126	$7,533
Taxable investment securities	654	445	1,181	907
Nontaxable investment securities	178	181	348	355
Federal funds sold	3	20	23	41
Other	35	42	75	82

	4,424	4,453	8,753	8,918

Interest Expense:
Deposits	940	1,147	1,892	2,357
Other	423	393	840	794

	1,363	1,540	2,732	3,151

Net interest income	3,061	2,913	6,021	5,767
Provision for loan losses	229	225	402	350

Net interest income after
provision for loan losses	2,832	2,688	5,619	5,417

Noninterest income:
Service charges and fees on deposit accounts	137	144	274	271
Credit card service fees and income	108	125	203	237
Insurance commission fee income	116	141	214	360
Gain on sale of securities	181	30	355	45
Other income	313	222	570	431

	855	662	1,616	1,344

Noninterest expenses:
Salaries, wages and benefits	1,279	1,334	2,593	2,701
Occupancy	165	160	333	319
Furniture, fixtures and equipment	160	166	320	349
Other expenses	544	518	1,124	1,082

	2,148	2,178	4,370	4,451

Income before income taxes	1,539	1,172	2,865	2,310
Provision for income taxes	480	372	897	737

Net income	$1,059	$800	$1,968	$1,573

Net income per share:
Basic	$.26	$.20	$.49	$.40
Diluted	$.23	$.18	$.43	$.35
Average shares outstanding:
Basic	4,051,000	3,972,000	4,032,000	3,968,000
Diluted	4,612,000	4,539,000	4,583,000	4,474,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Dollars in Thousands)
(Unaudited)

				Accumulated
				other
		Additional		comprehensive	Nonvested	Total
	Common	paid-in	Retained	(loss)	restricted	shareholders'
	stock	capital	earnings	income, net	stock	equity

Balance at December 31, 2001	$3,793	$18,409	$2,379	$203	($183)	$24,601
Net income for the six months
ended June 30, 2002	-	-	1,573	-	-	1,573
Other comprehensive loss:
Unrealized gain on securities:
Unrealized holding gains arising
during the period, net
of tax of $13	-	-	-	23	-	-
Less: reclassification adjustment
for gains included in net
income, net of tax of ($17)	-	-	-	(28)	-	-

Other comprehensive loss	-	-	-	(5)	-	(5)

Comprehensive income	-	-	-	-	-	1,568

Stock options exercised	11	37	-	-	-	48
Amortization of deferred
compensation on restricted stock	-	-	-	-	63	63

Balance at June 30, 2002	$3,804	$18,446	$3,952	$198	($120)	$26,280

Balance at December 31, 2002	$4,013	$21,322	$2,862	$600	($55)	$28,742
Net income for the six months
ended June 30, 2003	-	-	1,968	-	-	1,968
Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gains arising
during the period, net
of tax of $386	-	-	-	631	-	-
Less: reclassification adjustment
for gains included in net
income, net of tax of ($134)	-	-	-	(221)	-	-

Other comprehensive income	-	-	-	410	-	410

Comprehensive income	-	-	-	-	-	2,378

Stock options exercised	45	185	-	-	-	230
Amortization of deferred
compensation on restricted stock	-	-	-	-	13	13

Balance at June 30, 2003	$4,058	$21,507	$4,830	$1,010	($42)	$31,363

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Six Months Ended
	June 30,

	2003	2002

Net income	$1,968	$1,573
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	402	350
Depreciation and amortization	222	260
Gain on sale of equipment and vehicles	(30)	-
Gain on sale of securities available for sale	(355)	(45)
Net amortization of net premium on investments	154	86
Amortization of deferred compensation on restricted stock	13	63
(Increase) decrease in other assets	(26)	26
(Decrease) increase in other liabilities	(139)	149
Deferred income taxes	(92)	(139)

Net cash provided by operating activities	2,117	2,323

Cash flows from investing activities:
Purchases of securities available for sale	(55,994)	(10,873)
Proceeds from maturities of securities available for sale	21,285	4,898
Proceeds from sales of securities available for sale	24,170	7,929
Purchases of investments in FHLB and other stock	(400)	(350)
Net increase in loans	(3,606)	(9,294)
Purchases of premises and equipment	(160)	(111)
Proceeds from sale of equipment and vehicles	49	-

Net cash used in investing activities	(14,656)	(7,801)

Cash flows from financing activities:
Net increase in deposit accounts	13,437	9,646
Net decrease in other short-term borrowings	-	(500)
Proceeds from FHLB advances	15,675	11,000
Repayments of FHLB advances	(10,500)	(6,300)
Proceeds from employee stock options exercised	230	48

Net cash provided by financing activities	18,842	13,894

Net increase in cash and cash equivalents	6,303	8,416
Cash and cash equivalents, beginning of period	11,596	10,449

Cash and cash equivalents, end of period	$17,899	$18,865

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$2,965	$3,492
Cash paid during the period for income taxes	$1,010	$687
Change in fair market value of investment securities
available for sale, net of income taxes	$410	($5)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

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

The significant accounting policies followed by the Company for interim reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements of the Company at June 30, 2003 and for the three month and six month periods ended June 30, 2003 and 2002 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2003, and the results of operations and cash flows for the periods ended June 30, 2003 and 2002 have been included. The information contained in the footnotes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2002 should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain interim 2002 amounts have been reclassified to conform with the statement presentations for the interim 2003 period and to reflect the effect of the 5% stock dividend paid in December 2002.

The results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - CASH FLOW INFORMATION:
For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $17,899,000 and $18,865,000 at June 30, 2003 and 2002, respectively.

NOTE 3 – NONPERFORMING ASSETS:
Loans past due in excess of 90 days and still accruing interest amounted to approximately $137,000, $187,000, and $90,000 at June 30, 2003, December 31, 2002, and June 30, 2002, respectively. Non-accrual loans at June 30, 2003 totaled $591,000 compared to $293,000 at December 31, 2002, and $213,000 at June 30, 2002. There were no impaired loans or other real estate acquired in full or partial satisfaction of loans outstanding at June 30, 2003, December 31, 2002 or June 30, 2002.

NOTE 4 – STOCK COMPENSATION PLANS:
At June 30, 2003, the Company had three stock-based employee and director option plans, which are described more fully in Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for December 31, 2002. The Company reports stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion 25, " Accounting for Stock Issued to Employees ", which measures compensation expense as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123, " Accounting for Stock-Based Compensation ", encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company follows the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock-based option plans as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
(dollars, except per share, in thousands)	2003	2002	2003	2002

Net income, as reported	$1,059	$800	$1,968	$1,573
Less - total stock-based employee compensation expense determined under fair value based method, net of taxes	42	54	84	108

Proforma net income	$1,017	$746	$1,884	$1,465

Earnings per share:
Basic – as reported	$0.26	$0.20	$0.49	$0.40
Basic – proforma	$0.25	$0.19	$0.47	$0.37
Diluted - as reported	$0.23	$0.18	$0.43	$0.35
Diluted – proforma	$0.22	$0.16	$0.41	$0.33

NOTE 5 – INTANGIBLE ASSETS:
As of January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" . SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company’s intangible assets consist of goodwill resulting from the Finance Company’s branch acquisitions and are included in "Other assets" on the accompanying consolidated balance sheets. The balance of goodwill at June 30, 2003 and December 31, 2002 was $187,000. There was no amortization expense charged in any period presented.

NOTE 6 – PER SHARE INFORMATION:
The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three and six months ended June 30, 2003 and 2002. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock dividends as of the earliest period presented.

	For the Quarter Ended June 30,
	2003	2003	2002	2002

	BASIC	DILUTED	BASIC	DILUTED

Net Income	$1,059,000	$1,059,000	$800,000	$800,000

Average shares outstanding	4,050,840	4,050,840	3,971,713	3,971,713
Effect of Dilutive Securities:
Stock options	-	555,446	-	545,842
Unvested restricted stock	-	5,557	-	21,199

	4,050,840	4,611,843	3,971,713	4,538,754

Per-share amount	$0.26	$0.23	$0.20	$0.18

	For the Six Months Ended June 30,
	2003	2003	2002	2002

	BASIC	DILUTED	BASIC	DILUTED

Net Income	$1,968,000	$1,968,000	$1,573,000	$1,573,000

Average shares outstanding	4,031,563	4,031,563	3,967,947	3,967,947
Effect of Dilutive Securities:
Stock options	-	545,824	-	485,227
Unvested restricted stock	-	5,557	-	21,199

	4,031,563	4,582,944	3,967,947	4,474,373

Per-share amount	$0.49	$0.43	$0.40	$0.35

NOTE 7 – SEGMENT INFORMATION:
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

	For the quarter ended June 30, 2003				At and for the six months ended June 30, 2003
	Bank	Finance	Corporate	Total	Bank	Finance	Corporate	Total

Interest income	$3,991	$438	$(5)	$4,424	$7,835	$930	$(12)	$8,753
Interest expense	1,363	37	(37)	1,363	2,732	76	(76)	2,732

Net interest income	2,628	401	32	3,061	5,103	854	64	6,021
Provision for loan losses	160	69	-	229	270	132	-	402
Other income	791	79	(15)	855	1,476	170	(30)	1,616
Other expenses	1,803	337	8	2,148	3,663	692	15	4,370

Income before taxes	1,456	74	9	1,539	2,646	200	19	2,865
Income taxes	449	27	4	480	815	75	7	897

Net income	$1,007	$47	$5	$1,059	$1,831	$125	$12	$1,968

Net loans					$216,262	$3,068	$(695)	$218,635

Total assets					$320,471	$3,570	$(741)	$323,300

	For the quarter ended June 30, 2002				At and for the six months ended June 30, 2002
	Bank	Finance	Corporate	Total	Bank	Finance	Corporate	Total

Interest income	$4,001	$460	$(8)	$4,453	$7,951	$980	$(13)	$8,918
Interest expense	1,537	46	(43)	1,540	3,143	91	(83)	3,151

Net interest income	2,464	414	35	2,913	4,808	889	70	5,767
Provision for loan losses	145	80	-	225	195	155	-	350
Other income	600	77	(15)	662	1,206	168	(30)	1,344
Other expenses	1,834	339	5	2,178	3,736	708	7	4,451

Income before taxes	1,085	72	15	1,172	2,083	194	33	2,310
Income taxes	340	27	5	372	653	72	12	737

Net income	$745	$45	$10	$800	$1,430	$122	$21	$1,573

Net loans					$210,986	$3,228	$(1,166)	$213,048

Total assets					$285,405	$3,816	$(450)	$288,771

SUMMIT FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information presents management’s discussion and analysis of the financial condition and results of operations of Summit Financial Corporation ("the Company" or "Summit Financial"), a financial holding company, and its wholly-owned subsidiaries, Summit National Bank ("the Bank" or "Summit") and Freedom Finance, Inc. ("the Finance Company" or "Freedom"). The Bank, which is the principal subsidiary, owns all the outstanding shares of Summit Investment Services, Inc. Throughout this discussion and analysis, the term "the Company" refers to Summit Financial Corporation and its subsidiaries.

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the "Company") on Form 10K for the year ended December 31, 2002. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations as well as to reflect the effect of the 5% stock dividend paid in December 2002. Results of operations for the three month and six month periods ended June 30, 2003 are not necessarily indicative of results to be attained for any other period.

FORWARD-LOOKING STATEMENTS
    Certain statements contained herein are "forward-looking statements" identified as such for purposes of the safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements as to industry trends, future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, and other statements that do not relate strictly to historical facts. These statements are not historical facts, but instead are based on current expectations, estimates and projections about the Company, are subject to numerous assumptions, risks and uncertainties, and represent only management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. Any forward-looking statements made speak only as of the date on which such statements are made. The Company disclaims any obligation to update any forward-looking statements. Forward-looking statements are not guarantees of future performance and it is possible that actual results and financial position may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

   Factors that could cause actual results to differ from those indicated by any forward-looking statements include, but are not limited to, the following:
  Inflation, interest rates, market and monetary fluctuations;
  Geopolitical developments and any future acts or threats of war or terrorism;
  The effects of, and changes in trade, monetary and fiscal policies and laws, including interest policies of the Federal Reserve;
  A decline in general economic conditions and the strength of the local economies in which the Company operates;
  The financial condition of the Company’s borrowers and potential deterioration of credit quality;

  Competitive pressures on loan and deposit pricing and demand;
  Changes in technology and their impact on the marketing of products and services;
  The timely development and effective marketing of competitive new products and services;
  The impact of changes in financial service laws and regulations, including laws concerning taxes, banking, securities and insurance;
  Changes in accounting principles, policies, and guidelines;
  The Company’s success at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings.

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

BALANCE SHEET ACTIVITY
Total assets increased $21.1 million or 7% from December 31, 2002 to June 30, 2003 to total $323.3 million. Deposits increased approximately $13.4 million or 6% during the period to total $244.0 million. A majority of the increase in deposits was in the time deposit categories which increased $12.6 million. The increase in deposits, combined with higher advances from the Federal Home Loan Bank, funded the net loan originations and the $11.4 million increase in investment securities during the period.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
The allowance for loan losses is established through charges in the form of a provision for loan losses based on management’s periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management’s opinion of an adequate level to absorb probable losses inherent in the loan portfolio at June 30, 2003. The amount charged to the provision and the level of the allowance is based on management’s judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are trends in portfolio volume, maturity and composition, collateral values, and general economic conditions. Finally, management’s assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved.

In assessing the adequacy of the allowance and the amount charged to the provision, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are losses which must be charged-off, and to assess the risk characteristics of the portfolio in the aggregate as well as the credit risk associated with particular loans. The Company’s methodology for evaluating the adequacy of the allowance for loan losses incorporates management’s current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied process. The methodology includes segmentation of the loan portfolio into reasonable components based on loan purpose for calculation of the most accurate reserve. Appropriate reserve estimates are determined for each segment based on a review of individual loans, application of historical loss factors for each segment, and adjustment factors applied as considered necessary. The adjustment factors are applied consistently and are quantified for consideration of national and local economic conditions; exposure to concentrations that may exist in the portfolio; impact of off-balance sheet risk; alterations of lending policies and procedures; the total amount of and changes in trends of past due loans, nonperforming loans, problem loans and charge-offs; the total amount of and changes in trends of the Bank’s internally graded "watch list" loans which include classified loans and OAEM; variations in the nature, maturity, composition, and growth of the loan portfolio; changes in trends of collateral value; entry into new markets; and other factors which may impact the current credit quality of the loan portfolio.

Management maintains an allowance for loan losses which it believes adequate to cover probable losses in the loan portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company’s procedures and methods rests upon various judgments and assumptions about future economic conditions, events, and other factors affecting loans which are believed to be reasonable, but which may or may not prove valid. While it is the Company’s policy to provide for the loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Company’s subsidiaries. Such examination could result in required changes to the allowance for loan losses. No adjustment in the allowance or significant adjustments to the Bank’s internal classified loans were made as a result of the Bank’s most recent examination performed by the Office of the Comptroller of the Currency.

The allowance for loan losses totaled $3.6 million, or 1.63% of total loans, at June 30, 2003. This is compared to an allowance of $3.4 million, or 1.54% of total loans, at December 31, 2002. For the six months ended June 30, 2003, the Company reported net charge-offs of $139,000, or 0.12% of average gross loans, which is compared to net charge-offs of $262,000, or 0.25% of average gross loans, for the comparable period of 2002.

The Company’s nonperforming assets consist of loans on nonaccrual basis, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned ("OREO"). Loans past due 90 days and greater at June 30, 2003, December 31, 2002, and June 30, 2002 totaled $137,000, or 0.06% of gross loans, $187,000, or 0.09% of gross loans, and $90,000 or 0.04% of gross loans, respectively. Total nonaccrual loans at June 30, 2003 were $591,000 or 0.27% of gross loans, compared to $293,000 or 0.13% of gross loans at December 31, 2002, and $213,000 or 0.10% at June 30, 2002. Generally, loans of the Bank are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible.

There were no loans considered to be impaired under Statement of Financial Accounting Standards 114 and no other real estate owned acquired in partial or total satisfaction of problem loans ("OREO") at June 30, 2003, December 31, 2002, or June 30, 2002.

     Management maintains a list of potential problem loans which includes non-accrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by independent review or regulatory examinations) as "substandard", "doubtful", or "loss". A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at June 30, 2003 determined to be potential problem loans based upon management’s internal designations, was $3.1 million or 1.4% of the loan portfolio at June 30, 2003, compared to $3.1 million or 1.4% of the loan portfolio at December 31, 2002, and $2.9 million or 1.4% of the loan portfolio at June 30, 2002. The amount of potential problem loans at June 30, 2003 does not represent management’s estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. Management believes that the allowance for loan losses as of June 30, 2003 was adequate to absorb any losses related to the nonperforming loans and potential problem loans as of that date. Management continues to monitor closely the levels of nonperforming and potential problem loans, and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of nonperforming and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision for loan losses accordingly. This would likely decrease net income.

EARNINGS REVIEW FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002

GENERAL
The Company reported consolidated net income for the quarter ended June 30, 2003 of $1,059,000, compared to net income of $800,000 for the quarter ended June 30, 2002, or an improvement of approximately $259,000 or 32%. Contributors to increased earnings for the second quarter of 2003 were the 15% growth in average earning assets, the 11% reduction in interest expense due to lower cost of funds, and the 29% increase in noninterest income which was primarily related to gains on sales of investment securities.

NET INTEREST INCOME
Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company’s earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended June 30, 2003, the Company recorded net interest income of $3.1 million, a 5% increase from the net interest income of $2.9 million for the quarter ended June 30, 2002. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 14.9% and 14.7% respectively, offset by the 39 basis point decrease in the net interest margin for the Company.

For the quarters ended June 30, 2003 and 2002, the Company’s net interest margin was 4.10% and 4.49%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in net interest margin is related primarily to the 92 basis point reduction in the average yield on assets related to the continued low rate environment throughout 2002 and 2003. The lower yields were offset somewhat by the 63 basis point reduction in the average cost of funds related to maturity of higher priced deposits and borrowings which were renewed at lower current market rates. During the period between the second quarter of 2002 and 2003, the average prime rate decreased 51 basis points resulting in an average prime rate of 4.24% for the second quarter of 2003 compared to 4.75% for the second quarter of the prior year.

INTEREST INCOME
For the quarter ended June 30, 2003, the Company’s earning assets averaged $308.8 million and had an average tax-equivalent yield of 5.87%. This compares to average earning assets of $268.7 million for the second quarter of 2002, yielding approximately 6.79%. Thus, the 92 basis point decrease in average yield, offset somewhat by the 14.9% increase in volume of average earning assets, accounts for the $29,000 (1%) decrease in interest income between the second quarters of 2002 and 2003.

Gross loans comprised approximately 73% of the Company’s average earning assets for the second quarter of 2003 compared to 79% for the second quarter of 2002. The majority of the Company’s loans are tied to the prime rate (over 60% of the Bank’s loan portfolio is at floating rates at June 30, 2003), which averaged 4.24% and 4.75% for the quarters ended June 30, 2003 and 2002, respectively. During the second quarter of 2003, loans averaged $225.7 million, yielding an average of 6.32%, compared to $211.8 million, yielding an average of 7.13% for the second quarter of 2002. The 81 basis point decrease in the average yield on loans is directly related to the reductions in the general interest rate environment, the lower prime lending rate during 2002 and 2003, and the renewal and refinancing of fixed rate loans at lower current market rates. The higher level of average loans (which increased 7%), was more than offset by the lower average yields and resulted in the reduction in interest income on loans of $211,000 or 6%.

Investment securities averaged $76.7 million or 25% of average earning assets and yielded 4.83% (tax equivalent basis) during the second quarter of 2003, compared to average securities of $46.4 million yielding 6.21% (tax equivalent basis) for the quarter ended June 30, 2002. The decrease in the average yield of the investment portfolio is related to the general decline in market interest rates, the timing and volume of security calls and maturities which were reinvested in instruments with lower current market rates, and the portfolio mix. The 65% increase in average securities, offset somewhat by the decrease in yield, resulted in the increase of interest income on securities of $206,000 or 33%.

INTEREST EXPENSE
The Company’s interest expense for the quarter ended June 30, 2003 was $1.4 million. The decrease in interest expense of $177,000, or 11%, from the comparable quarter in 2002 of $1.5 million was related primarily to the 63 basis point decrease in the average rate on liabilities, offset somewhat by the 14.7% increase in the level of average interest-bearing liabilities. Interest-bearing liabilities averaged $258.9 million for the second quarter of 2003 with an average rate of 2.11%. This is compared to average interest-bearing liabilities of $225.7 million with an average rate of 2.74% for the quarter ended June 30, 2002. The decrease in average rate on liabilities is directly related to the general reductions in market interest rates and the maturities of fixed rate deposits and Federal Home Loan Bank advances which were renewed at lower current market rates.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $229,000 for the second quarter of 2003, compared to $225,000 for the comparable period of 2002. As discussed further under the "Allowance for Loan Losses" section above, in addition to the level of net originations, other factors influencing the amount charged to the provision each period include (1) trends in and the total amount of past due, classified, nonperforming, and "watch list" loans; (2) trends in and the total amount of net chargeoffs, (3) concentrations of credit risk in the loan portfolio, and (4) local and national economic conditions and anticipated trends. Thus, although the level of net loan originations was down for the second quarter of 2003 as compared to the prior year, the general economic uncertainty throughout 2002 and into 2003 contributed to the higher provision. The other primary factor in determining the level of provision required for the 2003 quarter was related to the increasing trend of nonperforming assets which amounted to 0.33%, 0.22%, and 0.14% of gross loans at June 30, 2003, December 31, 2002, and June 30, 2002, respectively. Further, the Bank’s total "watch list" loans, which include classified loans, non-accrual loans, and other assets especially mentioned ("OAEM") in the Bank’s internal credit grading procedures and periodic reviews, have increased from 7.3% of gross loans at June 30, 2002 to 9.2% as of the second quarter end of 2003. Estimates charged to the provision for loan losses are based on management’s judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

NONINTEREST INCOME AND EXPENSES
Noninterest income, which is primarily related to service charges on customers’ deposit accounts; credit card merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; mortgage origination fees; and gains on sales of investment securities, was $855,000 for the quarter ended June 30, 2003 compared to $662,000 for the second quarter of 2002, or an increase of 29%. The increase is primarily related to higher levels of transactions in the available for sale investment portfolio generating gains on sales. The higher levels of gains were offset somewhat by reductions in nondeposit insurance product sales commissions and credit card merchant discount income based on a lower level of activity in 2003.

For the quarter ended June 30, 2003, noninterest expense was $2.1 million which is a decrease of 1% from the amount incurred for the quarter ended June 30, 2002 of $2.2 million. The most significant item included in other expenses is salaries, wages and benefits which totaled $1.3 million for both the quarter ended June 30, 2003 and 2002. The decrease of $55,000 or 4% is primarily a result of lower commission on nondeposit product sales due to the reduced volume of activity and lower bonus accrual for 2003. These decreases were partially offset by normal annual raises and annual increases in the cost of benefit plans.

Occupancy and furniture, fixtures, and equipment ("FFE") expenses decreased a total of $1,000 between the second quarter of 2002 and 2003. The decrease was primarily related to lower depreciation as numerous assets became fully depreciated in 2002. Lower depreciation was offset somewhat by normal increases in computer maintenance and other occupancy expenses. There were no significant changes in or additions to property and premises between the two quarterly periods.

Included in the line item "other operating expenses", which increased $26,000 or 5% from the comparable period of 2002, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. Increases were primarily related to higher advertising, consultant and professional fees in 2003. Fluctuations in other expense categories are primarily related to deposit related expenses and are a result of normal activity of the Company and normal changes in the volume and nature of transactions.

INCOME TAXES
For the quarter ended June 30, 2003, the Company reported $480,000 in income tax expense, or an effective tax rate of 31.2%. This is compared to income tax expense of $372,000 for the same period of the prior year, or an effective tax rate of 31.7%. The slight reduction in effective tax rate is primarily related to the level of tax-free municipal securities in each period.

RESULTS OF OPERATIONS -- COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

GENERAL
The Company reported consolidated net income for the six months ended June 30, 2003 of $1,968,000, compared to net income of $1,573,000 for the six months ended June 30, 2002, or an improvement of approximately $395,000 or 25%. The primary factor in the increased earnings from the same period of the prior year was the continued reduction in interest expense due to the lower cost of funds as time deposits and FHLB advances have matured and renewed at lower current market rates. The other primary contributors to higher net income for the six months ended June 30, 2003 as compared with the prior year was the 13% growth in average earning assets, the 20% increase in other income, primarily in gains on sales of investment securities, and the 2% reduction in overhead expenses. These increases were somewhat offset by the 15% increase in the provision for loan losses.

NET INTEREST INCOME
Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the six months ended June 30, 2003, the Company recorded consolidated net interest income of $6.0 million, a 4% increase from the net interest income of $5.8 million for the six months ended June 30, 2002. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 13% and 12%, respectively, offset somewhat by the reduction in net interest margin between the comparable periods.

For the six months ended June 30, 2003 and 2002, the Company's consolidated net interest margin was 4.16% and 4.50%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decline in net interest margin between the 2002 and 2003 periods is directly related to the reduction in the average yield on assets exceeding the decrease in average cost of funds resulting from the declining interest rate environment.

INTEREST INCOME
For the six months ended June 30, 2003, the Company's earning assets averaged $300.4 million and had an average tax-equivalent yield of 6.00%. This compares to average earning assets of $266.7 million for the first six months of 2002, yielding approximately 6.88%. Thus, the 13% increase in volume of average earning assets, which was more than offset by the 88 basis point decrease in average yield, accounts for the $165,000 (2%) decrease in interest income between 2003 and 2002.

Consolidated loans averaged approximately 74% and 79% of the Company's average earning assets for the first six months of 2003 and 2002, respectively. The majority of the Company's loans are tied to the prime rate (over 60% of the Bank’s portfolio is at floating rates at June 30, 2003), which averaged 4.24% and 4.75% for the six months ended June 30, 2003 and 2002, respectively. During the first six months of 2003, consolidated loans averaged $222.1 million, yielding an average of 6.47%, compared to $209.7 million, yielding an average of 7.25% for the first six months of 2002. The 78 basis point decrease in the average yield on loans is primarily related to the lower prime lending rate which decreased 51 basis points between 2002 and 2003, combined with the renewal and refinancing of fixed rate loans to lower current market rates. The higher level of average loans (which increased 6%), offset by the decrease in average rate, resulted in a decrease in consolidated interest income on loans of $407,000 or 5%.

Investment securities averaged $68.3 million or 23% of average earning assets and yielded 5.04% (tax equivalent basis) during the first six months of 2003, compared to average securities of $46.9 million yielding 6.21% (tax equivalent basis) for the six months ended June 30, 2002. The decrease in average yield on the investment portfolio of 117 basis points is related to the general decline in market interest rates, the timing and volume of security maturities, calls, and sales which were reinvested in instruments with lower current market rates, and the portfolio mix. The 46% increase in volume of investment securities, offset somewhat by the reduction in average rate, resulted in the increase in interest income on securities of $267,000 or 21%.

INTEREST EXPENSE
The Company's interest expense for the six months ended June 30, 2003 was $2.7 million. The decrease of 13% from the comparable six months in 2002 of $3.2 million was directly related to the 65 basis point decrease in the average rate on liabilities, offset somewhat by the 12% increase in the volume of average interest-bearing liabilities. Interest-bearing liabilities averaged $252.7 million for the first six months of 2003 with an average rate of 2.18%. This is compared to average interest-bearing liabilities of $224.7 million with an average rate of 2.83% for the six months ended June 30, 2002. The decrease in average rate on liabilities is directly related to the general decreasing interest rate environment and the repricing of deposits at lower current market rates.

PROVISION FOR LOAN LOSSES
As previously discussed under the quarterly analysis, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio.

Included in the net income for the six months ended June 30, 2003 is a provision for loan losses of $402,000 compared to a provision of $350,000 for the same period of 2002. As discussed further under the "Allowance for Loan Losses" section above, in addition to the level of net originations, other factors influencing the amount charged to the provision each period include (1) trends in and the total amount of past due, classified, nonperforming, and "watch list" loans; (2) trends in and the total amount of net chargeoffs, (3) concentrations of credit risk in the loan portfolio, and (4) local and national economic conditions and anticipated trends. Thus, although the level of net loan originations was down for the first six months of 2003 as compared to the prior year, the general economic uncertainty throughout 2002 and 2003 contributed to the higher provision. The other primary factor in determining the level of provision required for the first six months of 2003 was related to the increasing trend of nonperforming assets which amounted to 0.33%, 0.22%, and 0.14% of gross loans at June 30, 2003, December 31, 2002, and June 30, 2002, respectively. Further, the Bank’s total "watch list" loans, which include classified loans, non-accrual loans, and other assets especially mentioned ("OAEM") in the Bank’s internal credit grading procedures and periodic reviews, have increased from 7.3% of gross loans at June 30, 2002 to 9.2% as of the second quarter end of 2003. Estimates charged to the provision for loan losses are based on management’s judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

NONINTEREST INCOME AND EXPENSES
Noninterest income, which is primarily related to service charges on customers’ deposit accounts; credit card merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $1.6 million for the six months ended June 30, 2003 compared to $1.3 million for the first six months of 2002, or an increase of 20%. The increase is primarily related to higher levels of transactions in the available for sale investment portfolio generating gains on sales. The higher levels of gains were offset somewhat by reductions in nondeposit insurance product sales commissions and credit card merchant discount income based on a lower level of activity in 2003.

For the six months ended June 30, 2003, total noninterest expenses were $4.4 million which is a decrease of 2% over the amount incurred for the six months ended June 30, 2002 of $4.5 million. The most significant item included in other expenses is salaries, wages and benefits which amounted to $2.6 million for the six months ended June 30, 2003 as compared to $2.7 million for the six months ended June 30, 2002. The decrease of $108,000 or 4% is primarily a result of lower commission on nondeposit product sales due to the reduced volume of activity and lower bonus accrual for 2003. These decreases were partially offset by normal annual raises and annual increases in the cost of benefit plans.

Occupancy and furniture, fixtures, and equipment ("FFE") expenses decreased a total of $15,000 between the first six months of 2002 and 2003. The decrease was primarily related to lower depreciation as numerous assets became fully depreciated in 2002. Lower depreciation was offset somewhat by normal increases in computer maintenance and other occupancy expenses. There were no significant changes in or additions to property and premises between the two comparable periods.

Included in the line item "other expenses", which increased $42,000 or 4% from the comparable period of 2002, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. Increases were primarily related to higher advertising, consultant and professional fees in 2003. Fluctuations in other expense categories are primarily related to deposit related expenses and are a result of normal activity of the Company and normal changes in the volume and nature of transactions.

INCOME TAXES
For the six months ended June 30, 2003, the Company reported $897,000 in income tax expense, or an effective tax rate of 31.3%. This is compared to income tax expense of $737,000 for the same period of the prior year, or an effective tax rate of 31.9%. The slight reduction in effective tax rate is primarily related to the level of tax-free municipal securities in each period.

CAPITAL MANAGEMENT
     The Company’s capital serves to support asset growth and provide protection against loss to depositors and creditors. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive return to shareholders will be realized over both the short and long-term, while serving depositors’, creditors’ and regulatory needs. Total shareholders’ equity amounted to $31.4 million, or 9.7% of total assets, at June 30, 2003. This is compared to $28.7 million, or 9.5% of total assets, at December 31, 2002. The $2.7 million increase in total shareholders’ equity resulted principally from retention of earnings, stock issued pursuant to the Company’s stock option plans, and the increase in unrealized gain on investment securities available for sale during the year. Book value per share at June 30, 2003 and December 31, 2002 was $7.73 and $7.16, respectively. Tangible book value per share at June 30, 2003 and December 31, 2002 was $7.68 and $7.12, respectively. Tangible book value was less than book value as a result of the purchase premiums associated with branch acquisitions of Freedom Finance.

     On December 5, 2002, the Company issued its eleventh consecutive 5% stock dividend to shareholders of record as of November 22, 2002. This dividend resulted in the issuance of approximately 190,000 shares of the Company’s $1.00 par value common stock. Weighted average share and per share data has been restated to reflect all stock dividends issued.

     To date, the capital needs of the Company have been met through the retention of earnings, from the proceeds of its initial offering of common stock, and from the proceeds of stock issued pursuant to the Company’s stock option plans. The Company believes that the rate of asset growth will not negatively impact the capital base. The Company has no commitments or immediate plans for any significant capital expenditures outside of the normal course of business. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of total capital and establish minimum ratios for capital adequacy purposes. To be categorized as "well capitalized", as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), Summit Financial and its banking subsidiary must maintain a risk-based Total Capital ratio of at least 10%, a risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order, or capital directive with any of its regulators. At June 30, 2003, the Company and the Bank exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. There are no current conditions or events that management believes would change the Company’s or the Bank’s category. The following table summarizes capital ratios for the Company and the Bank at June 30, 2003 and December 31, 2002.

RISK-BASED CAPITAL CALCULATION

			TO BE CATEGORIZED
			"ADEQUATELY		TO BE CATEGORIZED
	ACTUAL		CAPITALIZED"		"WELL-CAPITALIZED"
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
As of June 30, 2003
THE COMPANY
Total capital to risk-weighted assets	$33,238	13.74%	$19,346	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$30,208	12.49%	$9,673	4.00%	N.A.
Tier 1 capital to average assets	$30,208	9.58%	$12,618	4.00%	N.A.

THE BANK
Total capital to risk-weighted assets	$29,026	12.14%	$19,133	8.00%	$23,916	10.00%
Tier 1 capital to risk-weighted assets	$26,031	10.88%	$9,567	4.00%	$14,350	6.00%
Tier 1 capital to average assets	$26,031	8.35%	$12,464	4.00%	$15,580	5.00%

As of December 31, 2002
THE COMPANY
Total capital to risk-weighted assets	$30,946	13.20%	$18,754	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$28,010	11.95%	$9,377	4.00%	N.A.
Tier 1 capital to average assets	$28,010	9.70%	$11,555	4.00%	N.A.

THE BANK
Total capital to risk-weighted assets	$27,099	11.69%	$18,543	8.00%	$23,179	10.00%
Tier 1 capital to risk-weighted assets	$24,199	10.44%	$9,271	4.00%	$13,907	6.00%
Tier 1 capital to average assets	$24,199	8.48%	$11,411	4.00%	$14,263	5.00%

LIQUIDITY
Liquidity risk is defined as the risk of loss arising from the Company’s inability to meet known near-term and projected long-term funding commitments and cash flow requirements. The objective of liquidity risk management is to ensure the ability of the Company to meet its financial obligations. These obligations are the payment of deposits on demand or at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loan and other commitments; the payment of operating expenses; and the ability to take advantage of new business opportunities. Liquidity is achieved by the maintenance of assets which can easily be converted to cash; a strong base of core customer deposits; maturing short-term assets; the ability to sell marketable securities; and access to borrowed funds and capital markets. Liquidity is measured and monitored frequently at both the parent company and the Bank levels, allowing management to better understand and react to balance sheet trends. A comprehensive liquidity analysis provides a summary of anticipated changes in loans, core deposits, and wholesale funds. Management also maintains a detailed liquidity contingency plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to the Company.

Liquid assets consist primarily of cash and due from banks, interest-bearing deposits at banks, federal funds sold, and unpledged investment securities available for sale, which accounted for 16% and 14%, respectively, of average assets for each of the periods ended June 30, 2003 and 2002. Investment securities are an important tool to the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk. The Company’s primary sources of liquidity include cash flow from operations, core deposits, borrowings, and short-term liquid assets. In management’s opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid. At June 30, 2003, based on its approved line of credit equal to 20% of total assets and eligible collateral available, the Bank had additional available credit of approximately $13 million from the FHLB. Further, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated correspondent banks with available balances of $19.8 million at June 30, 2003.

Summit Financial, the parent holding company, has limited liquidity needs required to pay operating expenses and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $3.8 million in available liquidity remaining from its initial public offering and the retention of earnings. A total of $2.2 million of this liquidity was advanced to the Finance Company, in the form of an intercompany loan, to fund its operations as of June 30, 2003. Summit Financial also has an available line of credit totaling $2.5 million from an unaffiliated financial institution, all of which was available at June 30, 2003. Additional sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, borrowing from individuals, and payments for management fees and debt service which are made by the Company’s subsidiary on a monthly basis.

Liquidity needs of Freedom Finance, primarily for the funding of loan originations, paying operating expenses, and servicing debt, have been met to date through the initial capital investment of $500,000 made by Summit Financial, retention of earnings, borrowings from unrelated private investors, and line of credit facilities provided by Summit Financial and Summit National Bank. The Company’s management believes its liquidity sources are adequate to meet its operating needs.

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

To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies, and monitoring controls in making commitments and letters of credit as it does with its lending activities. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. As such, there are no "stand-ready obligations" in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, "Accounting for Contingencies" .

At June 30, the Company’s total contractual amounts of commitments and letters of credit are as follows:

(dollars in thousands)	2003	2002

Legally binding commitments to extend credit:
Commercial and industrial	$13,531	$17,875
Residential real estate, including prime equity lines	15,790	16,572
Construction and development	17,347	12,569
Consumer and overdraft protection	2,367	2,654

	49,035	49,670
Standby letters of credit	3,718	5,007

Total commitments	$52,753	$54,677

EFFECT OF INFLATION AND CHANGING PRICES
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike most industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect in the financial institution’s performance than does the effect of inflation.

The yield on a majority of the Company’s earning assets adjusts simultaneously with changes in the general level of interest rates. Given the Company’s asset-sensitive balance sheet position, assets reprice faster than liabilities, which generally results in decreases in net interest income during periods of declining interest rates. This may cause a decrease in the net interest margin until the fixed rate deposits mature and are repriced at lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. The opposite effect (that is, an increase in net interest income) is generally realized in a rising rate environment. The degree of interest rate sensitivity of the Company’s assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company’s net interest income may be affected by interest rate movements.

MARKET RISK AND ASSET-LIABILITY MANAGEMENT
     The Company’s primary earnings source is its net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of market risk. The Company’s net interest income is affected by changes in market interest rates, and by the level and composition of earning assets and interest-bearing liabilities. The Company’s objectives in its asset-liability management are to utilize its capital effectively, to provide adequate liquidity and enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations. The Company takes a coordinated approach to the management of its capital, liquidity, and interest rate risk.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk inherent in its lending, investment, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Other types of market risks, such as foreign currency exchange rate risk, and equity and commodity price risk, do not arise in the normal course of the Company’s business.

     Interest rate risk is the exposure to changes in market interest rates. The major source of the Company’s interest rate risk is the difference in the maturity and repricing characteristics between core banking assets and liabilities — loans and deposits. This difference, or mismatch, poses a risk to net interest income. The Company attempts to control the mix and maturities of assets and liabilities to maintain a reasonable balance between exposure to interest rate fluctuations and earnings and to achieve consistent growth in net interest income, while maintaining adequate liquidity and capital. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on earning assets and interest-bearing liabilities do not change at the same speed, to the same extent, or on the same basis.

     The Company monitors the interest rate sensitivity of its balance sheet position and controls this risk by identifying and quantifying exposures in its near-term sensitivity through the use of simulation and valuation models, as well as its long-term gap position, reflecting the known or assumed maturity, repricing, and other cash flow characteristics of assets and liabilities. The Company’s simulation analysis involves dynamically modeling interest income and expense from current assets and liabilities over a specified time period under various interest rate scenarios and balance sheet structures, primarily to measure the sensitivity of net interest income over relatively short (e.g., less than 2-year) time horizons. As the future path of interest rates cannot be known in advance, management uses simulation analysis to project earnings under various interest rate scenarios including reasonable or "most likely", as well as deliberately extreme and perhaps unlikely, scenarios. Key assumptions in these simulation analyses relate to the behavior of interest rates and spreads, changes in the mix and volume of assets and liabilities, repricing and/or runoff of deposits, and, most importantly, the relative sensitivity of the Company’s assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company’s core deposit base has not been subject to the same degree of interest rate sensitivity as its assets, the majority of which are based on external indices and change in concert with market interest rates. According to the model, the Company is presently positioned so that net interest income will increase in the short-term if interest rates rise and will decrease in the short-term if interest rates decline.

     A traditional gap analysis is also prepared based on the maturity and repricing characteristics of earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the "gap" for that period. A positive gap (asset sensitive) where interest rate sensitive assets exceed interest rate sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on net interest income. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income, and is thus not, in management’s opinion, a true indicator of the Company’s interest rate sensitivity position.

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities maturing within one year. The Company’s gap analysis indicates a negative 12 month gap as of June 30, 2003 of $24.8 million. However, when the "effective change ratio" (the historical relative movement of each asset’s and liability’s rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually asset sensitive over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that in excess of 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime lending rate, while the deposit rates do not increase or decrease as much or as quickly relative to a prime rate movement. The Company’s asset sensitive position means that assets reprice faster than the liabilities, which causes a decrease in the short-term in the net interest income and net interest margin in periods of declining rates until the fixed rate deposits mature and are repriced at then lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company’s current balance sheet structure, the opposite effect (that is, an increase in net interest income and net interest margin) is realized in the short-term in a rising rate environment.

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

The Company’s market risk exposure is measured using interest rate sensitivity analysis by computing estimated changes in EVE in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Company’s Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in EVE in the event of a sudden and sustained increase or decrease in market interest rates.

At December 31, 2002, the Company’s estimated changes in EVE were within the limits established by the Board. As of June 30, 2003, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Form 10-K.

ACCOUNTING, REPORTING AND REGULATORY MATTERS
     In September 2002, SFAS 146, " Accounting for Costs Associated with Exit or Disposal Activities ," was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ". SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, " Accounting for the Impairment or Disposal of Long-Lived Assets ". Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract; b) costs to terminate a contract that is not a capital lease; and c) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of a long-lived asset covered by SFAS 143, " Accounting for Asset Retirement Obligations ". A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS 146 on January 1, 2003 with no material effect on the Company.

     In November 2002, the FASB issued Interpretation No. 45, " Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others " ("FIN 45"). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligation it has undertaken in issuing the guarantee at its inception. The Company adopted FIN 45 on January 1, 2003 with no material effect on the Company.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect the adoption to have an impact since it has no interest in entities which it considers to be within the scope of FIN 46.

Effective July 1, 2003, the Company adopted SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, as liabilities or assets in some circumstances. Forward contracts to repurchase an issuer's equity shares that require physical settlement in exchange for cash are initially measured at the fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, other wise at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. The Company had no impact upon adoption since it had no financial instruments which is considers to be included within the scope of SFAS 150.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk and Asset-Liability Management" in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are designed and effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There was no change in the Company’s "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held April 22, 2003 pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated March 21, 2003, the following matters were voted on:

Election of 3 nominees for director to 3-year terms

For the above matter, 3,098,804 shares (97.7% of the votes cast) voted FOR the election of the directors.

No other matters were submitted to the shareholders for a vote at the Annual Meeting or at any other time during the quarter.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

31.1 – Rule 13a – 14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 – Rule 13a – 14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 – Section 1350 Certificate of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2 – Section 1350 Certificate of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)  Reports on Form 8-K:

On July 22, 2003, the Company filed a Form 8-K related to the earnings press release dated July 22, 2003, which included selected financial data for the quarter ended June 30, 2003 and for other selected periods.

SUMMIT FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT FINANCIAL CORPORATION

Dated: August 7, 2003

/s/ J. Randolph Potter
J. Randolph Potter, President
and Chief Executive Officer

Dated: August 7, 2003

/s/ Blaise B. Bettendorf
Blaise B. Bettendorf, Senior Vice President
and Chief Financial Officer

