Form 10-Q
period 2003-09-30
SUMMIT FINANCIAL CORP
filed 2003-11-07
CIK 856223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

As of October 30, 2003, 4,089,180 shares of $1.00 par value common stock were outstanding.

SUMMIT FINANCIAL CORPORATION
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2003
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I. FINANCIAL INFORMATION
Item 1.

Consolidated Balance Sheets
September 30, 2003 and December 31, 2002	3
Consolidated Statements of Income
Three months and nine months ended September 30, 2003 and 2002	4
Consolidated Statements of Shareholders' Equity and Comprehensive Income
Nine months ended September 30, 2003 and 2002	5
Consolidated Statements of Cash Flows
Nine months ended September 30, 2003 and 2002	6
Condensed Notes to Consolidated Financial Statements September 30, 2003	7

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.
Controls and Procedures	24

PART II. OTHER INFORMATION	25

SIGNATURES	27

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

Exhibit 31.2 - Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$7,705	$6,929
Interest-bearing bank balances	2,859	2,176
Federal funds sold	1,009	2,491
Investments available for sale	79,489	63,464
Investment in Federal Home Loan Bank and other stock	2,543	2,418
Loans, net of unearned income and net of
allowance for loan losses of $3,517 and $3,369	219,920	215,431
Premises and equipment, net	4,066	4,197
Accrued interest receivable	1,514	1,418
Other assets	6,012	3,682

	$325,117	$302,206

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$31,294	$33,342
Interest-bearing demand	22,734	24,943
Savings and money market	72,308	73,933
Time deposits, $100,000 and over	66,959	48,791
Other time deposits	55,415	49,506

	248,710	230,515
FHLB advances	43,100	40,600
Accrued interest payable	622	1,006
Other liabilities	1,538	1,343

	293,970	273,464

Shareholders' equity:
Common stock, $1.00 par value; 20,000,000
shares authorized; issued and
outstanding 4,089,180 and 4,013,486 shares	4,089	4,013
Additional paid-in capital	21,606	21,322
Retained earnings	5,800	2,862
Accumulated other comprehensive (loss) income, net of tax	(312)	600
Nonvested resticted stock	(36)	(55)

Total shareholders' equity	31,147	28,742

	$325,117	$302,206

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars, except per share data, in Thousands)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Interest Income:
Loans	$3,447	$3,791	$10,573	$11,325
Taxable investment securities	583	473	1,764	1,380
Nontaxable investment securities	214	180	562	534
Federal funds sold	4	26	27	67
Other	32	45	107	126

	4,280	4,515	13,033	13,432

Interest Expense:
Deposits	822	1,175	2,713	3,532
Other	385	387	1,225	1,180

	1,207	1,562	3,938	4,712

Net interest income	3,073	2,953	9,095	8,720
Provision for loan losses	100	196	502	546

Net interest income after
provision for loan losses	2,973	2,757	8,593	8,174

Noninterest income:
Service charges and fees on deposit accounts	143	136	417	407
Credit card service fees and income	101	107	304	343
Insurance commission fee income	119	119	333	479
Gain on sale of securities	12	39	367	85
Other income	383	281	953	711

	758	682	2,374	2,025

Noninterest expense:
Salaries, wages and benefits	1,284	1,281	3,877	3,982
Occupancy	168	164	501	483
Furniture, fixtures and equipment	163	176	483	524
Other expenses	701	485	1,826	1,568

	2,316	2,106	6,687	6,557

Income before income taxes	1,415	1,333	4,280	3,642
Provision for income taxes	445	424	1,342	1,161

Net income	$970	$909	$2,938	$2,481

Net income per share:
Basic	$.24	$.23	$.73	$.62
Diluted	$.21	$.20	$.64	$.55
Average shares outstanding:
Basic	4,059,000	3,977,000	4,041,000	3,971,000
Diluted	4,613,000	4,556,000	4,593,000	4,502,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in Thousands)
(Unaudited)
				Accumulated
				other
		Additional		comprehensive	Nonvested	Total
	Common	paid-in	Retained	(loss)	restricted	shareholders'
	stock	capital	earnings	income, net	stock	equity

Balance at December 31, 2001	$3,793	$18,409	$2,379	$203	($183)	$24,601
Net income for the nine months
ended September 30, 2002	-	-	2,481	-	-	2,481
Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gains arising
during the period, net
of tax of $359	-	-	-	588	-	-
Less: reclassification adjustment
for gains included in net
income, net of tax of ($32)	-	-	-	(53)	-	-
Other comprehensive income	-	-	-	535	-	535

Comprehensive income	-	-	-	-	-	3,016

Employee stock options exercised	18	73	-	-	-	91
Amortization of deferred
compensation on restricted stock	-	-	-	-	96	96

Balance at September 30, 2002	$3,811	$18,482	$4,860	$738	($87)	$27,804

Balance at December 31, 2002	$4,013	$21,322	$2,862	$600	($55)	$28,742
Net income for the nine months
ended September 30, 2003	-	-	2,938	-	-	2,938
Other comprehensive loss:
Unrealized loss on securities:
Unrealized holding losses arising
during the period, net
of tax of ($418)	-	-	-	(685)	-	-
Less: reclassification adjustment
for gains included in net
income, net of tax of ($140)	-	-	-	(227)	-	-
Other comprehensive loss	-	-	-	(912)	-	(912)

Comprehensive income	-	-	-	-	-	2,026

Stock options exercised	76	284	-	-	-	360
Amortization of deferred
compensation on restricted stock	-	-	-	-	19	19

Balance at September 30, 2003	$4,089	$21,606	$5,800	($312)	($36)	$31,147

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$2,938	$2,481
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	502	546
Depreciation and amortization	333	385
Gain on sale of equipment and vehicles	(30)	-
Gain on sale of securities available for sale	(367)	(85)
Net amortization of net premium on investments	257	131
Amortization of deferred compensation on restricted stock	19	96
Increase in other assets	(233)	(254)
(Decrease) increase in other liabilities	(189)	225
Deferred income taxes	(135)	(221)

Net cash provided by operating activities	3,095	3,304

Cash flows from investing activities:
Purchases of securities available for sale	(76,773)	(25,717)
Proceeds from maturities of securities available for sale	29,878	8,299
Proceeds from sales of securities available for sale	29,510	10,074
Purchases of investments in FHLB and other stock	(400)	(350)
Redemption of FHLB stock	275	-
Purchases of investments in bank-owned life insurance	(1,500)	-
Net increase in loans	(4,991)	(3,244)
Purchases of premises and equipment	(221)	(212)
Proceeds from sale of equipment and vehicles	49	-

Net cash used in investing activities	(24,173)	(11,150)

Cash flows from financing activities:
Net increase in deposit accounts	18,195	16,981
Net decrease in other short-term borrowings	-	(500)
Proceeds from FHLB advances	18,500	13,000
Repayments of FHLB advances	(16,000)	(7,500)
Proceeds from employee stock options exercised	360	91

Net cash provided by financing activities	21,055	22,072

Net (decrease) increase in cash and cash equivalents	(23)	14,226
Cash and cash equivalents, beginning of period	11,596	10,449

Cash and cash equivalents, end of period	$11,573	$24,675

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$4,322	$5,099
Cash paid during the period for income taxes	$1,590	$1,132
Change in fair market value of investment securities
available for sale, net of income taxes	($912)	$535

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

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

The significant accounting policies followed by the Company for interim reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements of the Company at September 30, 2003 and for the three month and nine month periods ended September 30, 2003 and 2002 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2003, and the results of operations and cash flows for the periods ended September 30, 2003 and 2002 have been included. The information contained in the footnotes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2002 should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain interim 2002 amounts have been reclassified to conform with the statement presentations for the interim 2003 period and to reflect the effect of the 5% stock dividend paid in December 2002.

The results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - CASH FLOW INFORMATION:
For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $11,573,000 and $24,675,000 at September 30, 2003 and 2002, respectively.

NOTE 3 – NONPERFORMING ASSETS:
Loans past due in excess of 90 days and still accruing interest amounted to approximately $169,000, $187,000, and $216,000 at September 30, 2003, December 31, 2002, and September 30, 2002, respectively. Non-accrual loans at September 30, 2003 totaled $527,000 compared to $293,000 at December 31, 2002, and $203,000 at September 30, 2002. There were no impaired loans or other real estate acquired in full or partial satisfaction of loans outstanding at September 30, 2003, December 31, 2002 or September 30, 2002.

NOTE 4 – STOCK COMPENSATION PLANS:
At September 30, 2003, the Company had three stock-based employee and director option plans, which are described more fully in Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for December 31, 2002. The Company reports stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion 25, " Accounting for Stock Issued to Employees ", which measures compensation expense as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123, " Accounting for Stock-Based Compensation ", encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company follows the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock-based option plans as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
(dollars, except per share, in thousands)	2003	2002	2003	2002

Net income, as reported	$970	$909	$2,938	$2,481
Less - total stock-based employee compensation expense determined under fair value based method, net of taxes	42	54	126	162

Proforma net income	$928	$855	$2,812	$2,319

Earnings per share:
Basic – as reported	$0.24	$0.23	$0.73	$0.62
Basic – proforma	$0.23	$0.21	$0.70	$0.58
Diluted - as reported	$0.21	$0.20	$0.64	$0.55
Diluted – proforma	$0.20	$0.19	$0.61	$0.52

NOTE 5 – INTANGIBLE ASSETS:
As of January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" . SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company’s intangible assets consist of goodwill resulting from the Finance Company’s branch acquisitions and are included in "Other assets" on the accompanying consolidated balance sheets. The balance of goodwill at September 30, 2003 and December 31, 2002 was $187,000. There was no amortization expense charged in any period presented.

NOTE 6 – PER SHARE INFORMATION:
The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three and nine months ended September 30, 2003 and 2002. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock dividends as of the earliest period presented.

	For the Quarter Ended September 30,

	2003	2003	2002	2002

	BASIC	DILUTED	BASIC	DILUTED

Net Income	$970,000	$970,000	$909,000	$909,000

Average shares outstanding	4,058,767	4,058,767	3,976,632	3,976,632
Effect of Dilutive Securities:
Stock options	-	548,394	-	558,426
Unvested restricted stock	-	5,557	-	21,199

	4,058,767	4,612,718	3,976,632	4,556,258

Per-share amount	$0.24	$0.21	$0.23	$0.20

	For the Nine Months Ended September 30,

	2003	2003	2002	2002

	BASIC	DILUTED	BASIC	DILUTED

Net Income	$2,938,000	$2,938,000	$2,481,000	$2,481,000

Average shares outstanding	4,040,731	4,040,731	3,970,873	3,970,873
Effect of Dilutive Securities:
Stock options	-	546,690	-	509,895
Unvested restricted stock	-	5,557	-	21,199

	4,040,731	4,592,978	3,970,873	4,501,968

Per-share amount	$0.73	$0.64	$0.62	$0.55

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

	For the quarter ended September 30, 2003				At and for the Nine months ended September 30, 2003
	Bank	Finance	Corporate	Total	Bank	Finance	Corporate	Total

Interest income	$3,820	$467	($7)	$4,280	$11,655	$1,397	($19)	$13,033
Interest expense	1,207	36	(36)	1,207	3,938	112	(112)	3,938

Net interest income	2,613	431	29	3,073	7,717	1,285	93	9,095
Provision for loan losses	30	70	-	100	300	202	-	502
Other income	689	84	(15)	758	2,165	254	(45)	2,374
Other expenses	1,975	336	5	2,316	5,638	1,028	21	6,687

Income before taxes	1,297	109	9	1,415	3,944	309	27	4,280
Income taxes	401	41	3	445	1,216	116	10	1,342

Net income	$896	$68	$6	$970	$2,728	$193	$17	$2,938

Net loans					$217,461	$3,124	($665)	$219,920

Total assets					$322,210	$3,631	($724)	$325,117

	For the quarter ended September 30, 2002				At and for the Nine months ended September 30, 2002
	Bank	Finance	Corporate	Total	Bank	Finance	Corporate	Total

Interest income	$4,050	$476	($11)	$4,515	$12,001	$1,456	($25)	$13,432
Interest expense	1,562	48	(48)	1,562	4,705	139	(132)	4,712

Net interest income	2,488	428	37	2,953	7,296	1,317	107	8,720
Provision for loan losses	140	56	-	196	335	211	-	546
Other income	611	86	(15)	682	1,816	254	(45)	2,025
Other expenses	1,764	337	5	2,106	5,500	1,045	12	6,557

Income before taxes	1,195	121	17	1,333	3,277	315	50	3,642
Income taxes	372	46	6	424	1,025	118	18	1,161

Net income	$823	$75	$11	$909	$2,252	$197	$32	$2,481

Net loans					$204,694	$3,207	($1,099)	$206,802

Total assets					$294,811	$3,849	($154)	$298,506

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the "Company") on Form 10K for the year ended December 31, 2002. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations as well as to reflect the effect of the 5% stock dividend paid in December 2002. Results of operations for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of results to be attained for any other period.

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

BALANCE SHEET ACTIVITY
Total assets increased $22.9 million or 8% from December 31, 2002 to September 30, 2003 to total $325.1 million. Deposits increased approximately $18.2 million or 8% during the period to total $248.7 million. A majority of the increase in deposits was in the time deposit categories which increased $24.1 million. The increase in deposits, combined with higher advances from the Federal Home Loan Bank, funded the net loan originations of $4.5 million and the $16.0 million increase in investment securities during the period.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
The allowance for loan losses is established through charges in the form of a provision for loan losses based on management’s periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management’s opinion of an adequate level to absorb probable losses inherent in the loan portfolio at September 30, 2003. The amount charged to the provision and the level of the allowance is based on management’s judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are trends in portfolio volume, maturity and composition, collateral values, and general economic conditions. Finally, management’s assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved.

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

The allowance for loan losses totaled $3.5 million, or 1.57% of total loans, at September 30, 2003. This is compared to an allowance of $3.4 million, or 1.54% of total loans, at December 31, 2002. For the nine months ended September 30, 2003, the Company reported net charge-offs of $354,000, or 0.21% of average gross loans, which is compared to net charge-offs of $332,000, or 0.21% of average gross loans, for the comparable period of 2002.

The Company’s nonperforming assets consist of loans on nonaccrual basis, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned ("OREO"). Loans past due in excess of 90 days and still accruing interest amounted to $169,000, $187,000, and $216,000 at September 30, 2003, December 31, 2002, and September 30, 2002, respectively. Non-accrual loans at September 30, 2003 totaled $527,000 compared to $293,000 at December 31, 2002, and $203,000 at September 30, 2002. There were no impaired loans or other real estate acquired in full or partial satisfaction of loans outstanding at September 30, 2003, December 31, 2002 or September 30, 2002. Generally, loans of the Bank are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible.

Management maintains a list of potential problem loans which includes non-accrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by independent review or regulatory examinations) as "substandard", "doubtful", or "loss". A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at September 30, 2003 determined to be potential problem loans based upon management’s internal designations, was $5.2 million or 2.3% of the loan portfolio at September 30, 2003, compared to $3.1 million or 1.4% of the loan portfolio at December 31, 2002, and $2.3 million or 1.1% of the loan portfolio at September 30, 2002. The amount of potential problem loans at September 30, 2003 does not represent management’s estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. Management believes that the allowance for loan losses as of September 30, 2003 was adequate to absorb any losses related to the nonperforming loans and potential problem loans as of that date. Management continues to monitor closely the levels of nonperforming and potential problem loans, and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of nonperforming and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision for loan losses accordingly. This would likely decrease net income.

EARNINGS REVIEW FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

GENERAL
The Company reported consolidated net income for the quarter ended September 30, 2003 of $970,000, compared to net income of $909,000 for the quarter ended September 30, 2002, or an improvement of approximately $61,000 or 7%. Contributors to increased earnings for the third quarter of 2003 were the 10% growth in average earning assets, the 23% reduction in interest expense due to lower cost of funds, the reduction in loan loss provision due to lower net loan originations, and the 11% increase in noninterest income which was primarily related to higher volume of mortgage referral fees. Offsetting the increase in income was higher overhead expense, related primarily to the $166,000 prepayment penalty resulting from the early payoff of several higher rate FHLB advances.

NET INTEREST INCOME
Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company’s earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarter ended September 30, 2003, the Company recorded net interest income of $3.1 million, a 4% increase from the net interest income of $3.0 million for the quarter ended September 30, 2002. The increase in this amount is related to the increase in the average earning asset and interest-bearing liability volume of the Company of 10.0% and 9.3% respectively, offset by the 22 basis point decrease in the net interest margin for the Company.

For the quarters ended September 30, 2003 and 2002, the Company’s net interest margin was 4.13% and 4.35%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in net interest margin is related primarily to the 88 basis point reduction in the average yield on assets related to the continued low rate environment throughout 2002 and 2003. The lower yields were offset somewhat by the 78 basis point reduction in the average cost of funds related to maturity of higher priced deposits and borrowings which were renewed at lower current market rates. During the period between the third quarter of 2002 and 2003, the average prime rate decreased 75 basis points resulting in an average prime rate of 4.00% for the third quarter of 2003 compared to 4.75% for the third quarter of the prior year.

INTEREST INCOME
For the quarter ended September 30, 2003, the Company’s earning assets averaged $305.7 million and had an average tax-equivalent yield of 5.70%. This compares to average earning assets of $277.8 million for the third quarter of 2002, yielding approximately 6.58%. Thus, the 88 basis point decrease in average yield, offset somewhat by the 10.0% increase in volume of average earning assets, accounts for the $235,000 (5%) decrease in interest income between the third quarters of 2002 and 2003.

Gross loans comprised approximately 73% of the Company’s average earning assets for the third quarter of 2003 compared to 77% for the third quarter of 2002. The majority of the Company’s loans are tied to the prime rate (over 60% of the Bank’s loan portfolio is at floating rates at September 30, 2003), which averaged 4.00% and 4.75% for the quarters ended September 30, 2003 and 2002, respectively. During the third quarter of 2003, loans averaged $223.1 million, yielding an average of 6.13%, compared to $214.4 million, yielding an average of 7.02% for the third quarter of 2002. The 89 basis point decrease in the average yield on loans is directly related to the reductions in the general interest rate environment, the lower prime lending rate during 2002 and 2003, and the renewal and refinancing of fixed rate loans at lower current market rates. The higher level of average loans (which increased 4%), was more than offset by the lower average yields and resulted in the reduction in interest income on loans of $344,000 or 9%.

Investment securities averaged $77.0 million or 25% of average earning assets and yielded 4.67% (tax equivalent basis) during the third quarter of 2003, compared to average securities of $51.0 million yielding 5.79% (tax equivalent basis) for the quarter ended September 30, 2002. The decrease in the average yield of the investment portfolio is related to the general decline in market interest rates, the timing and volume of security calls and maturities which were reinvested in instruments with lower current market rates, and the portfolio mix. The 51% increase in average securities, offset somewhat by the decrease in yield, resulted in the increase of interest income on securities of $144,000 or 22%.

INTEREST EXPENSE
The Company’s interest expense for the quarter ended September 30, 2003 was $1.2 million. The decrease in interest expense of $355,000, or 23%, from the comparable quarter in 2002 of $1.6 million was related primarily to the 78 basis point decrease in the average rate on liabilities, offset somewhat by the 9.3% increase in the level of average interest-bearing liabilities. Interest-bearing liabilities averaged $255.1 million for the third quarter of 2003 with an average rate of 1.88%. This is compared to average interest-bearing liabilities of $233.3 million with an average rate of 2.66% for the quarter ended September 30, 2002. The decrease in average rate on liabilities is directly related to the general reductions in market interest rates and the maturities of fixed rate deposits and Federal Home Loan Bank advances which were renewed at lower current market rates.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $100,000 for the third quarter of 2003, compared to $196,000 for the comparable period of 2002. As discussed further under the "Allowance for Loan Losses" section above, in addition to the level of net originations, other factors influencing the amount charged to the provision each period include (1) trends in and the total amount of past due, classified, nonperforming, and "watch list" loans; (2) trends in and the total amount of net chargeoffs, (3) concentrations of credit risk in the loan portfolio, and (4) local and national economic conditions and anticipated trends. Thus, the primary reason for the lower provision for the third quarter of 2003 was the lower level of net loan originations which were $1.2 million for the third quarter of 2003 as compared to $6.1 million during the prior year. The other primary factor in determining the level of provision required for the 2003 quarter was related to the increasing trend of nonperforming assets which amounted to 0.24%, 0.14%, and 0.10% of gross loans at September 30, 2003, December 31, 2002, and September 30, 2002, respectively. Further, the Bank’s total "watch list" loans, which include classified loans, non-accrual loans, and other assets especially mentioned ("OAEM") in the Bank’s internal credit grading procedures and periodic reviews, have increased from 7.4% of gross loans at September 30, 2002 to 8.2% as of the third quarter end of 2003. Estimates charged to the provision for loan losses are based on management’s judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

NONINTEREST INCOME AND EXPENSES
Noninterest income, which is primarily related to service charges on customers’ deposit accounts; credit card merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; mortgage origination fees; and gains on sales of investment securities, was $758,000 for the quarter ended September 30, 2003 compared to $682,000 for the third quarter of 2002, or an increase of 11%. The increase is primarily related to higher level of mortgage referral fees and earnings on additional investment in bank-owned life insurance purchased in the third quarter of 2003.

For the quarter ended September 30, 2003, noninterest expense was $2.3 million which is an increase of 10% from the amount incurred for the quarter ended September 30, 2002 of $2.1 million. The most significant item included in other expenses is salaries, wages and benefits which totaled $1.3 million for both the quarters ended September 30, 2003 and 2002. Increases related to normal annual raises were offset by lower commissions on nondeposit product sales due to the lower volume of sale transactions.

Occupancy and furniture, fixtures, and equipment ("FFE") expenses decreased a total of $9,000 between the third quarter of 2002 and 2003. The decrease was primarily related to lower depreciation as numerous assets became fully depreciated in 2002. Lower depreciation was offset somewhat by normal increases in computer maintenance and other occupancy expenses. There were no significant changes in or additions to property and premises between the two quarterly periods.

Included in the line item "other operating expenses", which increased $216,000 or 44% from the comparable period of 2002, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The increase is primarily due to the $166,000 prepayment penalty resulting from the early payoff of several higher rate FHLB advances. Fluctuations in other expense categories are primarily related to deposit related expenses and are a result of normal activity of the Company and normal changes in the volume and nature of transactions.

INCOME TAXES
For the quarter ended September 30, 2003, the Company reported $445,000 in income tax expense, or an effective tax rate of 31.5%. This is compared to income tax expense of $424,000 for the same period of the prior year, or an effective tax rate of 31.8%. The slight reduction in effective tax rate is primarily related to the level of tax-free municipal securities in each period.

RESULTS OF OPERATIONS -- COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

GENERAL
The Company reported consolidated net income for the nine months ended September 30, 2003 of $2,938,000, compared to net income of $2,481,000 for the nine months ended September 30, 2002, or an improvement of approximately $457,000 or 18%. The primary factor in the increased earnings from the same period of the prior year was the earning asset growth of 12% and the continued reduction in interest expense due to the lower cost of funds as time deposits and FHLB advances have matured and renewed at lower current market rates. The other primary contributors to higher net income for the nine months ended September 30, 2003 as compared with the prior year were the decrease in provision for loan losses due to lower net originations in 2003, and the 17% increase in noninterest income, primarily in gains on sales of investment securities and higher mortgage referral fees.

NET INTEREST INCOME
Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the nine months ended September 30, 2003, the Company recorded consolidated net interest income of $9.1 million, a 4% increase from the net interest income of $8.7 million for the nine months ended September 30, 2002. The increase in this amount is primarily related to the increase in the average earning asset and interest-bearing liability volume of the Company of 12% and 11%, respectively, offset somewhat by the 30 basis point reduction in net interest margin between the comparable periods.

For the nine months ended September 30, 2003 and 2002, the Company's consolidated net interest margin was 4.15% and 4.45%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decline in net interest margin between the 2002 and 2003 periods is directly related to the reduction in the average yield on assets exceeding the decrease in average cost of funds resulting from the declining interest rate environment.

INTEREST INCOME
For the nine months ended September 30, 2003, the Company's earning assets averaged $302.2 million and had an average tax-equivalent yield of 5.89%. This compares to average earning assets of $270.5 million for the first nine months of 2002, yielding approximately 6.78%. Thus, the 89 basis point decrease in average yield, offset somewhat by the 12% increase in volume of average earning assets, accounts for the $399,000 (3%) decrease in interest income between 2003 and 2002.

Consolidated loans averaged approximately 74% and 78% of the Company's average earning assets for the first nine months of 2003 and 2002, respectively. The majority of the Company's loans are tied to the prime rate (over 60% of the Bank’s portfolio is at floating rates at September 30, 2003), which averaged 4.16% and 4.75% for the nine months ended September 30, 2003 and 2002, respectively. During the first nine months of 2003, consolidated loans averaged $222.4 million, yielding an average of 6.36%, compared to $211.3 million, yielding an average of 7.17% for the first nine months of 2002. The 81 basis point decrease in the average yield on loans is primarily related to the lower prime lending rate which decreased 59 basis points between 2002 and 2003, combined with the renewal and refinancing of fixed rate loans to lower current market rates. The decrease in average rate, offset somewhat by the higher average loans (which increased 5%), resulted in a decrease in interest income on loans of $752,000 or 7%.

Investment securities averaged $71.2 million or 24% of average earning assets and yielded 4.91% (tax equivalent basis) during the first nine months of 2003, compared to average securities of $48.3 million yielding 6.06% (tax equivalent basis) for the nine months ended September 30, 2002. The decrease in average yield on the investment portfolio of 115 basis points is related to the general decline in market interest rates, the timing and volume of security maturities, calls, and sales which were reinvested in instruments with lower current market rates, and the portfolio mix. The 48% increase in volume of investment securities, offset somewhat by the reduction in average rate, resulted in the increase in interest income on securities of $412,000 or 21%.

INTEREST EXPENSE
The Company's interest expense for the nine months ended September 30, 2003 was $3.9 million. The decrease of 16% from the comparable nine months in 2002 of $4.7 million was directly related to the 69 basis point decrease in the average rate on liabilities, offset somewhat by the 11% increase in the volume of average interest-bearing liabilities. Interest-bearing liabilities averaged $253.5 million for the first nine months of 2003 with an average rate of 2.08%. This is compared to average interest-bearing liabilities of $227.6 million with an average rate of 2.77% for the nine months ended September 30, 2002. The decrease in average rate on liabilities is directly related to the general decreasing interest rate environment and the repricing of deposits at lower current market rates.

PROVISION FOR LOAN LOSSES
As previously discussed under the quarterly analysis, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio.

Included in the net income for the nine months ended September 30, 2003 is a provision for loan losses of $502,000 compared to a provision of $546,000 for the same period of 2002. As discussed further under the "Allowance for Loan Losses" section above, in addition to the level of net originations, other factors influencing the amount charged to the provision each period include (1) trends in and the total amount of past due, classified, nonperforming, and "watch list" loans; (2) trends in and the total amount of net chargeoffs, (3) concentrations of credit risk in the loan portfolio, and (4) local and national economic conditions and anticipated trends. Thus, in addition to the level of net originations for each period, the other primary factors in determining the level of provision required for the 2003 quarter was related to the trends of nonperforming assets and the Bank’s total "watch list" loans, which include classified loans, non-accrual loans, and other assets especially mentioned ("OAEM") in the Bank’s internal credit grading procedures and periodic reviews. Estimates charged to the provision for loan losses are based on management’s judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

NONINTEREST INCOME AND EXPENSES
Noninterest income, which is primarily related to service charges on customers’ deposit accounts; credit card merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $2.4 million for the nine months ended September 30, 2003 compared to $2.0 million for the first nine months of 2002, or an increase of 17%. The increase is primarily related to higher levels of transactions in the available for sale investment portfolio generating gains on sales and higher volume of mortgage referral fees. Increases in other income were offset somewhat by reductions in nondeposit insurance product sales commissions and credit card merchant discount income based on a lower level of activity in 2003.

For the nine months ended September 30, 2003, total noninterest expenses were $6.7 million which is an increase of 2% over the amount incurred for the nine months ended September 30, 2002 of $6.6 million. The most significant item included in other expenses is salaries, wages and benefits, which amounted to approximately $3.9 million and $4.0 million, respectively, for the nine months ended September 30, 2003 and 2002. The decrease of $105,000 or 3% is primarily a result of lower commission on nondeposit product sales due to the reduced volume of activity and lower bonus accrual for 2003. These decreases were partially offset by normal annual raises and annual increases in the cost of benefit plans.

Occupancy and furniture, fixtures, and equipment ("FFE") expenses decreased a total of $23,000 between the first nine months of 2002 and 2003. The decrease was primarily related to lower depreciation as numerous assets became fully depreciated in 2002. Lower depreciation was offset somewhat by normal increases in computer maintenance and other occupancy expenses. There were no significant changes in or additions to property and premises between the two comparable periods.

Included in the line item "other expenses", which increased $258,000 or 16% from the comparable period of 2002, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The increase is primarily due to the $166,000 prepayment penalty resulting from the early payoff of several higher rate FHLB advances. Fluctuations in other expense categories are primarily related to deposit related expenses and are a result of normal activity of the Company and normal changes in the volume and nature of transactions.

INCOME TAXES
For the nine months ended September 30, 2003, the Company reported $1.3 million in income tax expense, or an effective tax rate of 31.4%. This is compared to income tax expense of $1.2 million for the same period of the prior year, or an effective tax rate of 31.9%. The slight reduction in effective tax rate is primarily related to the level of tax-free municipal securities in each period.

CAPITAL MANAGEMENT
The Company’s capital serves to support asset growth and provide protection against loss to depositors and creditors. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive return to shareholders will be realized over both the short and long-term, while serving depositors’, creditors’ and regulatory needs. Total shareholders’ equity amounted to $31.1 million, or 9.6% of total assets, at September 30, 2003. This is compared to $28.7 million, or 9.5% of total assets, at December 31, 2002. The $2.4 million increase in total shareholders’ equity resulted principally from retention of earnings, and stock issued pursuant to the Company’s stock option plans. The increases in equity are offset by the decline in unrealized gain on investment securities available for sale during the year. Book value per share at September 30, 2003 and December 31, 2002 was $7.62 and $7.16, respectively. Tangible book value per share at September 30, 2003 and December 31, 2002 was $7.57 and $7.12, respectively. Tangible book value was less than book value as a result of the purchase premiums associated with branch acquisitions of Freedom Finance.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of total capital and establish minimum ratios for capital adequacy purposes. To be categorized as "well capitalized", as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), Summit Financial and its banking subsidiary must maintain a risk-based Total Capital ratio of at least 10%, a risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order, or capital directive with any of its regulators. At September 30, 2003, the Company and the Bank exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. There are no current conditions or events that management believes would change the Company’s or the Bank’s category. The following table summarizes capital ratios for the Company and the Bank at September 30, 2003 and December 31, 2002.

RISK-BASED CAPITAL CALCULATION

			TO BE CATEGORIZED
			"ADEQUATELY		TO BE CATEGORIZED
	ACTUAL		CAPITALIZED"		"WELL-CAPITALIZED"
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO

As of September 30, 2003
THE COMPANY
Total capital to risk-weighted assets	$34,359	14.10%	$19,494	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$31,307	12.85%	$9,747	4.00%	N.A.
Tier 1 capital to average assets	$31,307	9.85%	$12,711	4.00%	N.A.

THE BANK
Total capital to risk-weighted assets	$29,943	12.43%	$19,275	8.00%	$24,094	10.00%
Tier 1 capital to risk-weighted assets	$26,928	11.18%	$9,637	4.00%	$14,456	6.00%
Tier 1 capital to average assets	$26,928	8.57%	$12,570	4.00%	$15,713	5.00%

As of December 31, 2002
THE COMPANY
Total capital to risk-weighted assets	$30,946	13.20%	$18,754	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$28,010	11.95%	$9,377	4.00%	N.A.
Tier 1 capital to average assets	$28,010	9.70%	$11,555	4.00%	N.A.

THE BANK
Total capital to risk-weighted assets	$27,099	11.69%	$18,543	8.00%	$23,179	10.00%
Tier 1 capital to risk-weighted assets	$24,199	10.44%	$9,271	4.00%	$13,907	6.00%
Tier 1 capital to average assets	$24,199	8.48%	$11,411	4.00%	$14,263	5.00%

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

Liquid assets consist primarily of cash and due from banks, interest-bearing deposits at banks, federal funds sold, and unpledged investment securities available for sale, which accounted for 18% and 15%, respectively, of average assets for each of the periods ended September 30, 2003 and 2002. Investment securities are an important tool to the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk. The Company’s primary sources of liquidity include cash flow from operations, core deposits, borrowings, and short-term liquid assets. In management’s opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds. The primary sources of funds available through the Bank include advances from the Federal Home Loan Bank, purchasing federal funds from other financial institutions, lines of credit through the Federal Reserve Bank, and increasing deposits by raising rates paid. At September 30, 2003, based on its approved line of credit equal to 20% of total assets and eligible collateral available, the Bank had additional available credit of approximately $15.2 million from the FHLB. Further, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated correspondent banks with available balances of $19.8 million at September 30, 2003.

Summit Financial, the parent holding company, has limited liquidity needs required to pay operating expenses and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $3.9 million in available liquidity remaining from its initial public offering and the retention of earnings. A total of $2.2 million of this liquidity was advanced to the Finance Company, in the form of an intercompany loan, to fund its operations as of September 30, 2003. Summit Financial also has an available line of credit totaling $2.5 million from an unaffiliated financial institution, all of which was available at September 30, 2003. Additional sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, borrowing from individuals, and payments for management fees and debt service which are made by the Company’s subsidiary on a monthly basis.

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

At September 30, the Company’s total contractual amounts of commitments and letters of credit are as follows:

(dollars in thousands)	2003	2002

Legally binding commitments to extend credit:
Commercial and industrial	$15,488	$14,399
Residential real estate, including prime equity lines	17,851	17,282
Construction and development	18,547	12,232
Consumer and overdraft protection	2,510	2,641

	54,396	46,554
Standby letters of credit	3,713	4,761

Total commitments	$58,109	$51,315

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities maturing within one year. The Company’s gap analysis indicates a negative 12 month gap as of September 30, 2003 of $45.8 million. However, when the "effective change ratio" (the historical relative movement of each asset’s and liability’s rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually asset sensitive over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that in excess of 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime lending rate, while the deposit rates do not increase or decrease as much or as quickly relative to a prime rate movement. The Company’s asset sensitive position means that assets reprice faster than the liabilities, which causes a decrease in the short-term in the net interest income and net interest margin in periods of declining rates until the fixed rate deposits mature and are repriced at then lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company’s current balance sheet structure, the opposite effect (that is, an increase in net interest income and net interest margin) is realized in the short-term in a rising rate environment.

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

At December 31, 2002, the Company’s estimated changes in EVE were within the limits established by the Board. As of September 30, 2003, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Form 10-K.

ACCOUNTING, REPORTING AND REGULATORY MATTERS
In September 2002, SFAS 146, " Accounting for Costs Associated with Exit or Disposal Activities ," was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ". SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, " Accounting for the Impairment or Disposal of Long-Lived Assets ". Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract; b) costs to terminate a contract that is not a capital lease; and c) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of a long-lived asset covered by SFAS 143, " Accounting for Asset Retirement Obligations ". A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS 146 on January 1, 2003 with no effect on the Company.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after December 15, 2003. The Company does not expect the adoption to have an impact since it has no interest in entities which it considers to be within the scope of FIN 46.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are designed and effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

None

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

31.1 – Rule 13a – 14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 – Rule 13a – 14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 – Section 1350 Certificate of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2 – Section 1350 Certificate of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)    Reports on Form 8-K:

On October 21, 2003, the Company filed a Form 8-K related to the earnings press release dated October 21, 2003, which included selected financial data for the quarter ended September 30, 2003 and for other selected periods.

SUMMIT FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT FINANCIAL CORPORATION

Dated: November 5, 2003

/s/ J. Randolph Potter
J. Randolph Potter, President
and Chief Executive Officer

Dated: November 5, 2003

/s/ Blaise B. Bettendorf
Blaise B. Bettendorf, Senior Vice President
and Chief Financial Officer