Form 10-K
period 2003-12-31
SUMMIT FINANCIAL CORP
filed 2004-03-17
CIK 856223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

Commission File No. 000-19235

SUMMIT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57-0892056
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

P. O. Box 1087, 937 North Pleasantburg Drive
Greenville, South Carolina 29602
(Address of Principal Executive Offices, including zip code)

Registrant's Telephone Number, Including Area Code: (864) 242-2265

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
YES X NO____

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES___ NO X s

The registrant’s common stock is traded on the Small-Cap market of NASDAQ under the symbol SUMM. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and asked prices of such common equity as quoted on the NASDAQ Market, as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $51.9 million (2,923,779 shares held by non-affiliates at $17.75 per share). For purposes of the foregoing calculation only, all directors, executive officers, and 5% shareholders of the registrant have been deemed affiliates.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X s

As of March 2, 2004, there were 4,337,679 shares of the registrant's Common Stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
(1)  Portions of the Registrant’s Definitive Proxy Statement for 2004 Annual Meeting of Shareholders is incorporated by reference in Part III.

PART I

Item 1. BUSINESS

The Company
Summit Financial Corporation ("the Company"), headquartered in Greenville, South Carolina, was incorporated as a bank holding company under the Bank Holding Company Act of 1956, as amended, and under the laws of the State of South Carolina on May 26, 1989. The Company became a financial holding company on March 23, 2000 as provided by the "Gramm-Leach-Bliley" Financial Services Modernization Act of 1999. Subsidiaries of the Company are Summit National Bank ("the Bank" or "Summit"), a national bank organized in 1990, and Freedom Finance, Inc. ("the Finance Company" or "Freedom"), a consumer finance company organized in 1994. In 1997, the Bank incorporated Summit Investment Services, Inc., an investment and financial planning company, as a wholly-owned subsidiary. The Company has no foreign operations.

The principal role of the Company is to supervise and coordinate the activities of its subsidiaries and to provide them with capital and services of various kinds. The Company derives substantially all of its income from management fees for services performed, interest on invested funds, interest on intercompany loans, and other intercompany payments as appropriate from the subsidiaries. The Company conducts its business from four banking offices and 11 consumer finance offices throughout South Carolina.

At December 31, 2003, the Company had total assets of $343.9 million, total deposits of $257.0 million, loans, net of unearned income, of $231.8 million and shareholders’ equity of $32.2 million. This compares with total assets of $302.2 million, total deposits of $230.5 million, loans of $218.8 million and shareholders’ equity of $28.7 million at December 31, 2002. The operating results and key financial measures of the Company and its subsidiaries are discussed more fully in "Management’s Discussion and Analysis of Financial Condition and Results of Operations", included under Item 7 below.

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

Deposits of the Bank are insured up to $100,000 by the Federal Deposit Insurance Corporation ("the FDIC"). The Company has no material concentration of deposits from any single customer or group of customers. Other services which the Bank offers include safe deposit boxes, bank money orders, wire transfer facilities, remote internet banking and various cash management and electronic banking programs.

The Bank also offers a full range of short to intermediate-term, secured and unsecured commercial and personal loans for business, real estate, home improvement, automobiles, letters of credit, personal investments and home equity lines of credit. It is the Bank’s intent to originate quality, profitable loans which will benefit the area’s economy, provide a reasonable return to our shareholders, and promote the growth of the Bank. Management strives to maintain quality in the loan portfolio and to accept only those credit risks which meet the Bank's underwriting standards. No significant portion of the Bank’s loan portfolio is concentrated within a single industry or group of related industries.

Summit Investment Services, Inc.
Summit Investment Services, Inc. commenced operations in November 1997. It provides a full range of nondeposit investment products including annuities and mutual funds, full and discount brokerage services, and financial management services. Summit Investment Services has offices in Greenville and Spartanburg, South Carolina.

Freedom Finance, Inc.
The Finance Company makes and services installment loans to individuals with loan principal amounts generally not exceeding $2,000 and with maturities ranging from three to 18 months. The Finance Company, which is headquartered in Greenville, South Carolina, currently has 11 branch offices throughout South Carolina. The Finance Company's loan customers are primarily in the low-to-moderate income brackets and are engaged in widely diverse occupations. A loan investigation and credit history review is made for each borrower, either through credit reporting agencies or directly by Freedom’s employees. Freedom also makes available to borrowers credit life, accident and health, and property insurance directly related to the extension of credit to the individual. The business of the Finance Company is rather seasonal and the amount of loans outstanding increases significantly at the end of each calendar year due to the seasonal loan demand, while the first quarter of the calendar year often results in substantial loan paydowns.

Business Segments
SFAS 131, " Disclosures about Segments of an Enterprise and Related Information " establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has two reportable operating business segments, Summit National Bank and Freedom Finance, Inc. Item 8, Note 20 to the Consolidated Financial Statements discusses the Company’s business segments, which information is incorporated herein by reference.

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

Many of the competitor banks in the Bank’s market area are subsidiaries of bank holding companies which own banks in other southeastern states. In the conduct of certain areas of business, the Bank may also compete with savings and loan associations, credit unions, insurance companies, securities firms, leasing companies and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. The Bank may also compete with out-of-state financial institutions which operate loan production offices, originate mortgages, accept money market deposits, and provide other financial services. The Bank’s investment subsidiary competes with larger brokerage houses and financial planners, discount brokers and internet brokerage service providers.

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

Employees
 As of December 31, 2003 the Company and its subsidiaries employed a total of 95 full-time equivalent employees. The Company and its subsidiaries provide a variety of benefit programs including retirement and stock ownership plans as well as health, life, disability, and other insurance. Summit also maintains training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility. The Company believes that its relations with its employees are good.

Monetary Policy
The earnings of the Company and it’s bank subsidiary may be affected significantly by the monetary policies of the Federal Reserve Board which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United States Government securities, changes in the discount rate paid by member banks on borrowings, changes in the reserve requirements against bank deposits and limitations on interest rates which banks may pay on time and savings deposits. The Federal Reserve uses these techniques in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

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

Impact of Inflation
Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company’s bank subsidiary are primarily monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. The Company believes that the effects of inflation are generally manageable through asset-liability management.

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

REGULATORY AGENCIES

Financial Holding Company: The Company elected to become a financial holding company on March 23, 2000 and continues to be subject to regulation under the Bank Holding Company Act of 1956, as amended ("the BHCA"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System ("the Federal Reserve"). As a bank holding company registered under the laws of the State of South Carolina, the Company is also subject to regulation by the South Carolina State Board of Financial Institutions ("the State Board"). Consequently, subject to certain exceptions, the Company must receive the approval of the State Board prior to engaging in the acquisition of banking or nonbanking institutions or assets. The Company is also required to file annual reports and other information with the Federal Reserve and the State Board regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries.

Subsidiary Bank: The Company’s national bank subsidiary, Summit National Bank ("the Bank"), is subject to regulation and examination primarily by the Office of the Comptroller of Currency ("the OCC") and secondarily by the Federal Reserve and the FDIC. The Bank is subject to various statutory requirements, supervision and regulation promulgated and enforced by the OCC. These statutes, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the business of Summit National Bank.

Nonbank Subsidiary: The Company’s nonbank subsidiary is subject to regulation by the Federal Reserve, the State Board, and other applicable state agencies.

THE COMPANY

The Sarbanes-Oxley Act of 2002:
The Sarbanes-Oxley Act of 2002 enacted on July 30, 2002, also known as the Public Company Accounting Reform and Investor Protection Act of 2002 ("the Act"), is the most far-reaching securities legislation passed since the New Deal. The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Act effects sweeping changes in the responsibilities of officers and directors of public companies, and revisions to the corporate reporting obligations of these companies and of their external auditors. Among the requirements and prohibitions addressed by the Act are certifications required by CEOs and CFOs of periodic reports filed with the SEC; accelerated reporting of stock transactions on Form 4 by directors, officers and large shareholders; prohibitions against personal loans from companies to directors and officers, except loans made in the ordinary course of business; new requirements for public companies’ audit committees; auditor independence; prohibition of directors and executive officers from trading during a pension plan blackout period; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; various increased criminal penalties for violations of securities laws; and the creation of a public company accounting oversight board.

Rules adopted by the SEC to implement provisions of the Act include CEO and CFO certifications related to the fair presentation of the financial statements and financial information in public filings as well as management’s evaluation of disclosure controls and procedures; disclosure of whether any audit committee members qualify as "financial experts" as defined; disclosures related to the audit committee composition and auditor pre-approval policies; disclosure related to the company’s written code of ethics; reconciling non-GAAP financial information with GAAP in public communications; disclosure of off-balance sheet transactions; and disclosures related to director independence and director nomination procedures.

Financial and Bank Holding Company Activities:
In November 1999, Congress passed the Gramm-Leach-Bliley Financial Services Modernization Act ("the GLB Act") which repealed two provisions of the Glass-Stegall Act that previously separated banking, insurance, and securities activities. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers. Generally the GLB Act broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries; provided an enhanced framework for protecting the privacy of consumer information; adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system; modified the laws governing the implementation of the CRA; and addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

If any banking subsidiary of the Company ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on the Company’s ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require the Company to divest the banking subsidiary. In addition, if any banking subsidiary of the Company receives a Community Reinvestment Act rating of less than satisfactory, the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The Company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve after-the-fact notice of the new activities. The GLB Act also permits national banks, such as Summit National Bank, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of the activity rather than the type of institution. Although the Federal Reserve is the umbrella supervisor of financial holding companies, the GLB Act limits the Federal Reserves’s power to supervise and conduct examinations of affiliated companies of the financial holding company. Rather, under the provisions of the GLB Act, the securities activities would be regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate bank regulator.

The GLB Act also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001. Additional customer privacy considerations are discussed below under "The Bank".

Control Acquisitions:
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

Liability for Banking Subsidiaries
Under the policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. If a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank’s depositors and certain of its other obligations.

FDICIA
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions which are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. FDICIA requires that a bank holding company guarantee that any "undercapitalized" (as defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would be necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

Interstate Banking and Branching
As a bank holding company, the Company is required to obtain prior Federal Reserve approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("the Riegle-Neal Act") has increased the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Act, with the approval of the Federal Reserve, and subject to nationwide and statewide concentration limits, the Company and any other bank holding company located in South Carolina may acquire or merge with a bank located in any other state and a bank holding company located outside of South Carolina may acquire or merge with any South Carolina-based bank, provided the acquirer is adequately capitalized and adequately managed, as defined in the Riegle-Neal Act. The Riegle-Neal Act also permits de novo branching provisions. The legislation preserves the state laws which require that a bank must be in existence for a minimum period of time before being acquired, as long as the requirement is five years or less.

In July 1996, South Carolina enacted the South Carolina Banking and Branching Efficiency Act of 1996 ("the Act") which provides that, except as otherwise expressly permitted by federal law and in limited circumstances specified in the Act, a company may not acquire a South Carolina bank holding company (as defined in the Act) or a bank chartered under the laws of South Carolina unless the company obtains prior approval from the State Board. The company proposing to make the acquisition must file with the State Board a notice or application that the company filed with the responsible federal bank supervisory agency and pay the fee, if any, prescribed by the State Board. In addition, the company must publish prior notice of the application once in a daily newspaper of general circulation in South Carolina and provide an opportunity for public comment. If the company proposing to make the acquisition is an out-of-state bank holding company, it must qualify to do business in South Carolina or appoint an agent for service of process in South Carolina. The Act also provides that approval of the State Board must be obtained before an interstate bank merger involving a South Carolina bank may be consummated.

Affiliate Transactions
The Company is an "affiliate" of the Bank within the meaning of the Federal Reserve Act, which imposes restrictions on loans by the Bank to the Company, on investments by the Bank in the stock or securities of the Company, and on the use of such stock or securities as collateral for loans by the Bank to any borrower. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transaction", which includes an extension of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable and adequate collateral, as set forth in the regulation. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for comparable transactions with or involving unaffiliated companies.

THE BANK

General
The OCC is responsible for overseeing the affairs of all national banks and periodically examines national banks to determine their compliance with law and regulations. The OCC monitors all areas of the Bank’s operations, including loans, mortgages, issuance of securities, capital adequacy, risk management, payment of dividends, and establishment of branches. In addition, the OCC has authority to issue cease and desist orders against national banks which are engaged in unsafe or unsound practice in the conduct of their business. Federal banking laws applicable to all depository financial institutions, among other things, (i) afford federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to "insiders" of banks; (iii) require banks to keep information on loans to "insiders", including shareholders, executive officers, and directors; and (iv) bar certain director and officer interlocks between financial institutions.

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

Community Reinvestment Act
Summit National Bank is subject to the requirements of the Community Reinvestment Act of 1977 ("CRA"). CRA requires that, in connection with its examinations of financial institutions, the OCC shall evaluate the record of the Bank in meeting the credit needs of the local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the Bank. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch facility. The federal banking agencies, including the OCC, issued a new joint rule which became effective for the Bank in 1997 related to evaluating an institution’s CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the OCC assesses the CRA performance of a bank by applying lending, investment, and service tests. The OCC assigns a rating to a bank based on the bank’s performance under the tests. To evaluate compliance with the lending, investment, and service tests, subject to certain exceptions, banks are required to collect and report to the OCC extensive demographic and loan data. Summit National Bank received a "satisfactory" rating in its most recent CRA examination.

Federal Home Loan Bank Membership
The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB") which provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in, and may obtain advances from, the FHLB. The amount of stock owned is based on the Bank’s balance of residential mortgages and the balance of outstanding advances from the FHLB. The FHLB makes advances to members in accordance with policies and procedures established by its Board of Directors. The Bank is authorized to borrow funds from the FHLB to meet demands for withdrawals of deposit accounts, to meet seasonal requirements, to fund expansion of the loan portfolio, or for general asset/liability management. Advances are made on a secured basis. Collateral on advances may be in the form of first mortgages on 1-4 family real estate or commercial real estate, government securities, or other assets acceptable to the FHLB. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB, and general market conditions.

Deposit Insurance Assessments
The Bank is also a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semiannual statutory deposit insurance assessment to maintain the Bank Insurance Fund and is subject to the rules and regulations of the FDIC. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United Stated Department of the Treasury. The FDIC has broad authority to prohibit Summit National Bank from engaging in unsafe or unsound banking practices and may remove or suspend officers or directors of a bank to protect its soundness. The FDIC requires insured banks to maintain specified levels of capital, maintain certain security devices and procedures and to file quarterly reports and other information regarding its operations. The FDIC requires assessment to be paid by each FDIC-insured institution based on the institution’s assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized", or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

Brokered Deposits
Current federal law regulates the acceptance of brokered deposits by insured depository institutions to permit only "well capitalized" depository institutions to accept brokered deposits without prior regulatory approval.

Prompt Corrective Action
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

Unless a banking institution is well capitalized, it is subject to restrictions on certain aspects of its operations. An undercapitalized banking institution must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2003, the Bank was well capitalized, based on the prompt corrective action guidelines. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the OCC’s prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

Privacy
The deposit operations of the Bank are also subject to the Right to Financial Privacy Act which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Fund Transfer Act and Regulation E issued by the Federal Reserve to implement that act which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The GLB Act also contains a number of other provisions that will affect the Company’s operations and the operations of all financial institutions. One of the new provisions, which became effective on July 1, 2000, relates to the financial privacy of consumers. Federal banking regulators issued final regulations in November 2000 related to consumer privacy which limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities and establish practices and procedures to protect and secure customer data. The regulations require more disclosure to consumers, and in some circumstances, require consent by the consumer before information is allowed to be provided to a third party.

The USA Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, also known as the USA Patriot Act ("the Act"), was signed into law on October 26, 2001. The Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA Patriot Act imposes the following requirements with respect to financial institutions:
  Establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.
  Establish policies and procedures to meet established standards with respect to customer identification at the time new accounts are opened.
  Establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering with respect to private banking accounts or correspondent accounts for non-United States persons or their representatives (including foreign individuals visiting the United States).
  Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign banks that do not have a physical presence in any country, and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

Other Regulations
Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank’s operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; CRA requiring financial institutions to meet their obligations to provide for the total credit needs of the community; the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public to determine whether it is fulfilling its obligation to meet the housing needs of the community it serves; the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978 governing the use and provisions of information to credit reporting agencies; the Fair Debt Collection Act governing the manner in which consumer debts may be collected; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

CAPITAL REQUIREMENTS
Pursuant to the general supervisory authority conferred by the BHCA and the directives set forth in the International Lending Supervision Act of 1983, the Federal Reserve and the OCC have adopted risk-based capital adequacy guidelines for banks and bank holding companies subject to their regulation as a means for determining the adequacy of capital based on the risks inherent in carrying various classes of assets and off-balance sheet items. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets (as defined in the regulation) and Tier 1 capital (as defined in the regulation) to total assets. Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 2003 and 2002, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action as described above. There are no current conditions or events that management believes would change the Company's or the Bank's category.

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2003 and 2002 as well as the minimum calculated amounts for each regulatory defined category are included in this report under Part II, Item 8. "Financial Statements and Supplementary Data" as Note 16 to the Notes to Consolidated Financial Statements.

DIVIDENDS
The holders of the Company’s common stock are entitled to receive cash dividends when and if declared by the Board of Directors out of the funds legally available therefore. The Company is a legal entity separate and distinct from its subsidiaries and depends in large part for its income available to distribute to shareholders on the payment of cash dividends from its subsidiaries. While the Company is not presently subject to any regulatory restrictions on dividends, the Bank is subject to such regulatory cash dividend restrictions.

Specifically, approval of the OCC will be required for any cash dividend to be paid to the Company by the Bank if the total of all dividends, including any proposed dividend, declared by the Bank in any calendar year exceeds the total of its retained net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Additionally, the National Bank Act provides that a national bank cannot pay cash dividends or other distributions to shareholders out of any portion of its common stock or preferred stock accounts and that a bank shall pay no cash dividend in an amount greater than its net profits then on hand, after deduction of its losses and bad debts. During 2003, the Bank paid its first annual cash dividend to the Company, its sole shareholder, totaling $0.51 per share or $434,000. It is currently the Bank’s intention to pay all dividends only from the net income of the current year.

FUTURE LEGISLATION
Changes to the laws and regulations in the state where the Company and its subsidiaries do business can affect the operating environment of financial and bank holding companies and their subsidiaries in substantial and unpredictable ways. The Company cannot accurately predict whether legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon its or its subsidiaries’ financial condition or results of operations.

Item 2. PROPERTIES

The operations of the Company and the Bank do not require any substantial investment in fixed assets. The principal executive offices for the Company, the Bank and the Finance Company are located at 937 North Pleasantburg Drive, Greenville, South Carolina. In addition, this site serves as the Bank’s main branch. The building at this location is approximately 7,500 square feet in area and is situated on a one-acre lot. The Company executed a lease for the land and building and assigned the lease to the Bank effective on the Bank's commencement of operations. The initial term of the lease commenced April 1, 1990 and renewal options were exercised in April 1995 and April 2000. The term on the renewal of the lease is five years under substantially the same terms. Under the terms of the original lease, the Company has one renewal option remaining. The lease provides that the Company will be responsible for real property taxes, insurance, utilities and maintenance with respect to the premises. During 1995, the Bank built its second full service bank branch on .63 acres of land in Greenville, South Carolina. The facility is approximately 6,500 square feet and is fully owned and occupied by the Bank. During April of 1998, the Company entered into an agreement to lease a facility for a branch located in Greenville, South Carolina. This facility, which was occupied in October 1998, serves as the third full service bank branch and as the Bank’s operations facility. The facility is approximately 8,000 square feet and has an initial lease term of seven years with a renewal option for an additional seven year period. In 2001, the Bank completed construction and occupied a 7,500 square feet branch facility on 1.1 acres of land in Spartanburg, South Carolina. In January 2004, the Company entered into a contract to purchase one acre of land in Greenville County for a branch facility.

The eleven Finance Company branches throughout South Carolina are housed in leased facilities averaging 1,200 square feet each with lease terms from three to ten years. The lease agreements have various renewal options under substantially the same terms as the original agreements.

Refer to Note 17 to the Notes to Consolidated Financial Statements contained in Part II, Item 8. "Financial Statements and Supplementary Data" for information relating to minimum rental commitments under the Company’s leases for office facilities and to Note 6 for further details on the Company’s properties.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders in the fourth quarter of the Company’s fiscal year ending December 31, 2003.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(a) Market information

Summit Financial Corporation’s common stock is traded in the Small-Cap market on the NASDAQ system under the symbol SUMM. The following table presents the high, low and closing sales prices for the Company’s common stock for each full quarterly period within the two most recent fiscal years. The source for the following information was the Nasdaq market.

	2003				2002
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q

Stock Price ranges: (1)
High	$21.42	$19.05	$17.24	$15.54	$15.90	$14.50	$14.29	$12.29
Low	$17.73	$15.71	$14.76	$14.16	$13.38	$13.15	$11.79	$8.93
Close	$18.00	$18.74	$16.14	$14.87	$14.62	$14.05	$13.90	$12.29
Volume traded	66,440	97,107	127,542	171,972	141,680	51,580	81,572	54,605
Cash dividend declared	$0.10	-	-	-	-	-	-	-

(1) Share data has been restated to reflect all 5% stock dividends issued.

(b) Holders

As of March 2, 2004, there were 4,337,679 shares of common stock outstanding and approximately 375 shareholders of record of the common stock. The number of shareholders does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

(c) Dividends

The Company and its bank subsidiary are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. In December 2003, the Company paid its first annual cash dividend of $0.10 per share, which amounted to 12.7% of fully diluted net income per common share for the year ended December 31, 2003. The Company presently intends to pay an annual cash dividend on the common stock; however, future dividends will depend upon the Company’s earnings, financial condition, capital position, and such other factors as the Board may deem relevant. Further, the ability of the Company to pay cash dividends is dependent upon its receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. It is currently the Bank’s intention to pay all dividends only from the net income of the current year. For additional information on dividend restrictions, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Capital Management and Part II, Item 8. "Financial Statements and Supplementary Data", Note 15 under Notes to Consolidated Financial Statements.

Item 6.   SELECTED FINANCIAL DATA

The information presented below should be read in conjunction with the consolidated financial statements, the notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained under Item 7 of this report.

Selected Consolidated Financial and Other Information
(All Dollar Amounts In Thousands, Except Per Share Data)

	2003	2002	2001	2000	1999

SUMMARY OF OPERATIONS
Net interest income	$12,289	$11,647	$10,398	$10,023	$8,749
Provision for loan losses	786	847	725	654	445
Noninterest income	2,930	2,671	2,582	1,846	1,560
Noninterest expense	8,872	8,444	8,259	7,356	6,520
Income taxes	1,754	1,585	1,280	1,204	936
Net income	3,807	3,442	2,716	2,655	2,408
Per common share — basic (1)	0.89	0.82	0.66	0.65	0.63
Per common share — diluted (1)	0.79	0.73	0.60	0.59	0.53

YEAR END BALANCE SHEETS
Investment securities	$90,887	$63,464	$47,400	$32,445	$26,466
Loans, net of unearned income	231,802	218,800	207,041	180,521	148,170
Allowance for loan losses	3,437	3,369	2,937	2,560	2,163
Total assets	343,921	302,206	273,097	249,835	191,229
Noninterest-bearing deposits	37,037	33,342	29,372	35,468	23,823
Interest-bearing deposits	219,975	197,173	189,406	173,723	134,173
Long-term debt — FHLB advances	41,317	27,100	21,900	13,000	7,000
Shareholders’ equity	32,205	28,742	24,601	21,528	17,591
Book value per share (1)	7.47	6.82	5.89	5.17	4.46

AVERAGE BALANCE SHEETS
Investment securities	$74,661	$52,157	$40,232	$28,681	$26,151
Loans, net of unearned income	223,365	211,704	195,573	159,711	138,989
Total assets	322,766	288,887	263,695	212,177	180,141
Noninterest-bearing deposits	32,132	29,678	26,549	21,746	19,204
Interest-bearing deposits	212,048	197,631	190,713	153,624	132,468
Shareholders’ equity	30,558	26,427	23,193	19,562	16,671

RATIOS AND OTHER DATA
Return on average assets	1.18%	1.19%	1.03%	1.25%	1.34%
Return on average equity	12.46%	13.02%	11.71%	13.57%	14.45%
Net interest margin, tax-equivalent basis	4.14%	4.38%	4.29%	5.11%	5.31%
Total risk-based capital	13.75%	13.20%	12.41%	12.21%	12.51%
Leverage capital	9.92%	9.70%	9.25%	10.13%	9.97%
Net charge-offs to average loans	0.32%	0.20%	0.18%	0.16%	0.08%
Nonperforming assets to loans plus OREO, year end	0.38%	0.22%	0.64%	0.19%	0.19%
Allowance for loan losses to loans, year end	1.48%	1.54%	1.42%	1.42%	1.46%
Closing market price per share (1)	$18.00	$14.62	$9.07	$7.99	$9.88
Price to earnings, year end	22.8	20.3	15.1	13.5	18.6

    (1) - All per share data has been restated to reflect all 5% stock dividends issued.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere herein. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations as well as to reflect the effect of the 5% stock dividend paid in December 2003.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of its accounting policies about the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues and expenses. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The Company’s accounting policies are discussed in Item 8. "Financial Statements and Supplementary Data", Note 1 under Notes to Consolidated Financial Statements. Of these significant accounting policies, the Company has determined that accounting for the allowance for loan losses and income taxes are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

As explained in Note 1 to the consolidated financial statements, the allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on problem or impaired loans, as well as historical loss experience associated with homogenous pools of loans. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see "Allowance for Loan Losses and Nonperforming Assets" and "Provision for Loan Losses" sections below.

The income tax amounts disclosed in Note 10 to the consolidated financial statements reflect the current period income tax expense for all periods shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The income tax returns, usually filed three months after year-end, are subject to review and possible revision by the tax authorities up until the statute of limitations has expired. These statutes usually expire three years after the time the respective tax returns have been filed.

RISK MANAGEMENT

Summit’s management of the risks inherent in its businesses is essential for financial performance and creating long-term value. Risk management is governed by policies approved annually by the Company’s Board of Directors. The goal of risk management is the control of the Company’s primary risk factors — credit risk, market risk, liquidity risk, and operating risk — to support the prudent use of capital. These risks, if not effectively managed, can result in current losses to the Company as well as erosion of its capital and damage to its reputation. Risk management techniques are structured around certain fundamental risk principals, including commitment from senior level management; clearly defined policies and procedures; training; independent oversight; established approval processes; management information systems; measurement and analytical tools; and performance evaluation processes. These processes assist the Company in managing its risk exposures, but they cannot fully insulate the Company from losses. The Company’s business requires it to take risks while ensuring that it receives adequate compensation for the risks undertaken. Despite best efforts, losses will periodically occur, particularly with respect to credit risk, when unanticipated events challenge the limits of risk management processes.

EXECUTIVE SUMMARY

The Company achieved 14% growth during the year for total assets of $343.9 million at December 31, 2003 compared to $302.2 million for the prior year end. The growth was driven by a 6% rise in gross loans to total $231.8 million from $218.8 million at December 31, 2002. In addition, investment securities increased 43% from $63.5 million at December 31, 2002 to $90.9 million at December 31, 2003. A portion of the investment growth is related to a $10 million investment leverage strategy implemented in 2003 to enhance future earnings and return on equity. The balance of the investment growth is a result of management’s decisions to better utilize excess funds and maximize net interest income by investing liquidity in higher earning, cash-flowing securities.

During 2003, the rate of deposit growth exceeded the loan growth, thus, the increase in liquidity was invested in securities rather than being retained in federal funds sold, which earned a significantly lower yield in 2003. Loan growth continues to be slow as demand is down, which is a direct reflection of the economic slowdown the nation continues to experience. Customers of the Bank have felt the impact of the recession as well, and management continues to maintain a focus on asset quality. Procedures to ensure early detection of weak credits and strong underwriting criteria, as well as an emphasis on collection of potential problem loans has resulted in a manageable level of watch list and classified loans. Credit risk in the loan portfolio is certainly impacted by the continuing uncertainty of the economy and is discussed more fully in the "Financial Condition" section below.

Asset growth was funded by the 11% increase in deposits to $257.0 million and higher FHLB advances which totaled $52.3 million at the 2003 year end. The increase in FHLB advances is partially related to the investment leverage strategy discussed above. The balance of the net growth is related to advances obtained as specific asset-liability management strategies to lock in low cost fixed rate funding and to lock in spreads against the Bank’s fixed rate loan portfolio as a strategy to enhance net interest income. Shareholders’ equity totaled $32.2 million at December 31, 2003 as compared to $28.7 million at December 31, 2002. This increase was primarily a result of retained net income of $3.8 million and proceeds from stock option exercises. Increases in equity were partially offset by the payment of a cash dividend totaling $430,000 and the decrease in the unrealized gain on available for sale securities during 2003. Refer to the additional detail discussion of components of the Company’s balance sheet below under "Financial Condition".

The Company reported another year of record earnings in 2003, up 11% from 2002. Net income totaled $3.8 million, or $0.79 diluted earnings per share, in 2003 compared with $3.4 million, or $0.73 diluted earnings per share, in 2002 and $2.7 million, or $0.60 diluted earnings per share, for 2001. The improvement in net income and earnings per share between 2002 and 2003 resulted primarily from the growth in earning assets and the continued reduction in the cost of funds, due principally to the low interest rate environment. The low short-term interest rate environment, which has persisted since 2001, resulted in lower earnings on assets as well. Although the decline in cost of funds exceeded the drop in interest income, resulting in higher net interest income, the Company’s net interest margin declined in 2003.

Maintenance of the net interest margin has been a significant challenge in this economic environment, and the Company’s earnings are significantly impacted by monetary policies of the Federal Reserve Bank and general market interest rate fluctuations. This will continue to be a challenge for the Company until there is a sustained economic recovery and increase in short-term interest rates. Net interest margin decreased from 4.38% for 2002 to 4.14% for 2003 due primarily to the 56 basis point reduction in the average prime rate between 2002 and 2003. The Company employed a strategic move to improve the net interest margin for 2004 by prepaying several FHLB advances in the current year. Although the early repayment of these advances resulted in a prepayment expense in 2003 of $166,000, which is a primary contributor to the increase in overhead expenses during the year, the elimination of these advances has reduced the weighted average rate of the FHLB borrowings by approximately 15 basis points. Interest rate risk is discussed more thoroughly in the "Market Risk and Asset-Liability Management" section below.

Lower provision for loan losses, and the related change in the allowance for loan losses as a percent of loans, contributed to the increase in net income for 2003. Factors affecting fluctuations in the allowance and the provision are discussed in the "Allowance for Loan Losses" and "Provision for Loan Losses" sections below. Other increases in income, primarily gain in sales of investment securities, mortgage referral and other loan fees, and gains on sales of fixed assets, and fluctuations in overhead expenses are discussed in more detail under "Results of Operations" section below.

FINANCIAL CONDITION

Credit Risk Management and Loans
Credit risk is defined as the risk of loss arising from a counterparty’s failure or inability to meet payment or performance terms of a contract with the Company. The Company’s credit risk management processes are intended to address the management of all forms of credit risk, including balance sheet and off-balance sheet exposures. The credit risk process involves a Loan Committee of the Board of Directors which is responsible for establishing and monitoring adherence to credit policies, approving underwriting standards and concentration limits, and granting credit approval authorities. Credit policies include loan officer and credit limits, periodic documentation examination, and follow-up procedures for any exceptions to credit policies. The processes are intended to ensure that risks are accurately assessed, properly approved, and continuously monitored. An independent credit review function also monitors compliance with credit policies, works to ensure that credit due diligence and credit administration meet acceptable standards, and is responsible for the effectiveness of the credit quality review process. Loans that are determined to involve any more risk than the normal portfolio risk are placed on a special review status and closely monitored.

As of December 31, 2003, the Company had gross loans outstanding, net of unearned income, of $231.8 million which represents an increase of $13.0 million, or 6% from the 2002 outstanding loans of $218.8 million. Outstanding loans represent the largest component of earning assets at 73% and 77% of average earning assets for 2003 and 2002, respectively. For 2003, the Company’s loans averaged $223.4 million with a yield of 6.27%. This is compared to $211.7 million average loans with a yield of 7.04% in 2002. The decrease in the loan yield is a direct result of the continued short-term interest rate reductions experienced from 2002 through 2003, as a majority of the Bank’s loans adjust immediately with movements in the prime lending rate. In addition, during 2003 fixed rate loans were repriced, renewed and originated at lower current rates. The interest rates charged on loans of the Bank vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government policy and regulations also influence interest rates. Loans of the Finance Company are generally regulated under state laws which establish the maximum loan amounts and interest rates, and the types and maximum amounts of fees, insurance premiums, and other costs that may be charged.

The loan portfolio consists primarily of commercial and industrial loans, commercial loans secured by real estate, loans secured by one-to-four family residential mortgages, and consumer loans. Substantially all of these loans are located in the Upstate of South Carolina and are concentrated in the Company’s market area. At December 31, 2003, the Company had no loans for highly leveraged transactions and no foreign loans. The primary focus has been on commercial lending to small and medium-sized businesses in its marketplace. The Company has a diversified loan portfolio which is spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio, and with no dependence on any specific economic segment. The Company regularly monitors its credit concentrations based on loan purpose, industry, and customer base. As of December 31, 2003, there were no material concentrations of credit risk within the Company’s loan portfolio.

The following table shows the composition of the loan portfolio at December 31 for each year presented.

Loan Portfolio Composition
(dollars in thousands)

	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial and industrial	$33,370	14.4%	$30,643	14.0%	$35,737	17.3%	$31,995	17.7%	$26,217	17.7%
Commercial secured by real estate	74,845	32.3%	77,748	35.5%	70,036	33.8%	62,709	34.7%	55,647	37.6%
Real estate – residential mortgages	64,921	28.0%	67,963	31.1%	64,239	31.0%	52,287	29.0%	47,366	32.0%
Real estate – construction	49,313	21.3%	32,791	15.0%	26,672	12.9%	23,232	12.9%	10,135	6.9%
Installment and other consumer loans	5,845	2.5%	5,846	2.7%	6,301	3.1%	6,540	3.6%	5,402	3.6%
Consumer finance, net of unearned income	3,267	1.4%	3,544	1.6%	3,606	1.7%	3,542	2.0%	3,183	2.1%
Other loans and overdrafts	241	0.1%	265	0.1%	450	0.2%	216	0.1%	220	0.1%

	231,802	100%	218,800	100%	207,041	100%	180,521	100%	148,170	100%

Less – Allowance for loan losses	(3,437)		(3,369)		(2,937)		(2,560)		(2,163)

Net loans	$228,365		$215,431		$204,104		$177,961		$146,007

  The Company’s real estate loans are primarily owner-occupied commercial facilities and other loans secured by both commercial and residential real estate located within the Company’s primary market area. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. Loans may be made on either a secured or unsecured basis, and, when taken, collateral generally consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios.

A significant portion of the installment and other consumer loans are secured by automobiles and other personal assets. Consumer finance loans are those originated by the Company’s consumer finance subsidiary. These loans generally carry a higher risk of nonpayment than do the other categories of loans, but the increased risk is substantially offset by the smaller amounts of such loans and the higher rates charged thereon, as well as a higher allocation of the allowance for loan losses related to Freedom’s loan portfolio.

Loan Maturity and Interest Sensitivity
The following table shows the maturity distribution and interest sensitivity of the Company’s loan portfolio at December 31, 2003.

Loan Portfolio Maturity Schedule
(dollars in thousands)

	1 Year or Less	Over 1, to 5 Years	Over 5 Years	Total

MATURITY DISTRIBUTION:
Commercial and industrial	$23,317	$10,053	$-	$33,370
Commercial secured by real estate	12,823	61,328	694	74,845
Real estate – residential mortgages	20,062	28,633	16,226	64,921
Real estate – construction	35,434	11,180	2,699	49,313
Installment and other consumer loans	2,666	3,131	48	5,845
Consumer finance, net of unearned income	3,267	-	-	3,267
Other loans and overdrafts	241	-	-	241

Total	$97,810	$114,325	$19,667	$231,802

INTEREST SENSITIVITY:
Total of loans with:
Floating interest rates	$85,967	$73,856	$16,623	$176,446
Predetermined interest rates	11,843	40,469	3,044	55,356

Total	$97,810	$114,325	$19,667	$231,802

Allowance for Loan Losses and Nonperforming Assets
The allowance for loan losses is established through charges in the form of a provision for loan losses based on management’s periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management’s opinion of an adequate level to absorb probable losses inherent in the loan portfolio at December 31, 2003. In assessing the adequacy of the allowance and the amount charged to the provision, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are losses which must be charged-off, and to assess the risk characteristics of the portfolio in the aggregate as well as the credit risk associated with particular loans. The Company’s methodology for evaluating the adequacy of the allowance for loan losses incorporates management’s current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied process. The methodology includes segmentation of the loan portfolio into reasonable components based on loan purpose for calculation of the most accurate reserve. Appropriate reserve estimates are determined for each segment based on a review of individual loans, application of historical loss factors for each segment, and adjustment factors applied as considered necessary. The adjustment factors are applied consistently and are quantified for consideration of national and local economic conditions; exposure to concentrations that may exist in the portfolio; impact of off-balance sheet risk; alterations of lending policies and procedures; the total amount of and changes in trends of past due loans, nonperforming loans, problem loans and charge-offs; the total amount of and changes in trends of the Bank’s internally graded "watch list" loans which include classified loans and OAEM; variations in the nature, maturity, composition, and growth of the loan portfolio; changes in trends of collateral value; entry into new markets; and other factors which may impact the current credit quality of the loan portfolio.

Management maintains an allowance for loan losses which it believes adequate to cover probable losses in the loan portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company’s procedures and methods rests upon various judgments and assumptions about future economic conditions, events, and other factors affecting loans which are believed to be reasonable, but which may or may not prove valid. While it is the Company’s policy to provide for the loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Company’s subsidiaries. Such examination could result in required changes to the allowance for loan losses. No adjustment in the allowance or significant adjustments to the Bank’s internally classified loans were made as a result of the Bank’s most recent examination performed by the Office of the Comptroller of the Currency.

The allowance for loan losses totaled $3.4 million, or 1.48% of total loans, at the end of 2003. This is compared to a $3.4 million allowance, or 1.54% of total loans, at December 31, 2002. Changes in the allowance for loan losses as a percent of loans each year is reflective of the factors discussed previously as well as under the "Provision for Loan Losses" section below, including changes in charge-off and recovery activity each year, and trends in nonperforming assets, classified loans, and "watch list" loans. Another primary factor, and a contributor to the decrease in the allowance percentage in 2003, is fluctuations in the percentage of Finance Company loans, which have inherently more risk than do loans of the Bank, to total loans. Freedom’s loans declined from 1.6% of consolidated loans in 2002 to 1.4% of consolidated loans for 2003.

The table below presents an allocation of the allowance for loan losses for each of the years ended December 31 by the different loan categories. However, the breakdown is based on a number of qualitative factors and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category.

Allocation of Allowance for Loan Losses
(dollars in thousands)

	2003		2002		2001		2000		1999

	Allowance Breakdown	Percent of Loans in Category	Allowance Breakdown	Percent of Loans in Category	Allowance Breakdown	Percent of Loans in Category	Allowance Breakdown	Percent of Loans in Category	Allowance Breakdown	Percent of Loans in Category

Commercial	$1,811	46.7%	$1,802	49.5%	$1,365	51.1%	$1,011	52.4%	$879	55.3%
Real estate - residential mortgage	702	28.0%	722	31.1%	746	31.0%	741	29.0%	692	32.0%
Real estate – construction	415	21.3%	317	15.0%	375	12.9%	330	12.9%	148	6.9%
Installment and consumer finance and other loans	471	4.0%	482	4.4%	440	5.0%	337	5.7%	331	5.8%
Unallocated	38		46		11		141		113

	$3,437	100%	$3,369	100%	$2,937	100%	$2,560	100%	$2,163	100%

For the year ended December 31, 2003, the Company reported consolidated net charge-offs of $718,000, or 0.32% of average loans. This is compared to consolidated net charge-offs of $415,000, or 0.20% of average loans, for the year ended December 31, 2002.

The following table sets forth certain information with respect to changes in the Company’s allowance for loan losses for the last five years.

(dollars in thousands)	2003	2002	2001	2000	1999

Balance at beginning of period	$3,369	$2,937	$2,560	$2,163	$1,827

Charge-offs:
Commercial and industrial	167	179	-	-	74
Commercial real estate	388	13	130	125	-
Installment and consumer	519	455	358	309	343

	1,074	647	488	434	417

Recoveries:
Commercial and industrial	2	16	-	50	51
Commercial real estate	205	78	31	-	-
Installment and consumer	149	138	109	127	257

	356	232	140	177	308

Net charge-offs	(718)	(415)	(348)	(257)	(109)
Provision charged to expense	786	847	725	654	445

Balance at end of period	$3,437	$3,369	$2,937	$2,560	$2,163

Net charge-offs to average loans	0.32%	0.20%	0.18%	0.16%	0.08%

Allowance to loans, year end	1.48%	1.54%	1.42%	1.42%	1.46%

Net charge-offs to allowance	20.89%	12.32%	11.85%	10.04%	5.04%

The Company’s nonperforming assets consist of loans on non-accrual basis, loans which are contractually past due 90 days or more on which interest is still being accrued, troubled debt restructurings, and other real estate owned ("OREO"). Loans past due 90 days and greater totaled $170,000, or 0.07% of gross loans, at December 31, 2003 compared to $187,000, or 0.09% of gross loans, at December 31, 2002. Loans on non-accrual totaled $587,000 and $293,000, respectively, at December 31, 2003 and 2002. The increase in non-accrual loans is related to general economic conditions and not due to specific negative trends in any segment of the portfolio. Generally, loans of the Bank are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as non-accrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible. At December 31, 2003 and 2002, there were no loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" .

The following table summarizes the nonperforming assets at December 31 for each year presented.

(dollars in thousands)	2003	2002	2001	2000	1999

Non-accrual loans	$587	$293	$1,180	$218	$147
Loans past due 90 days or more	170	187	153	122	130
Troubled debt restructurings	-	-	-	-	-
Other real estate owned	125	-	-	-	-

Total nonperforming assets	$882	$480	$1,333	$340	$277

Nonperforming assets to total loans and OREO	0.38%	0.22%	0.64%	0.19%	0.19%

      Management maintains a list of potential problem loans which includes non-accrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by external audits or regulatory examinations) as "substandard", "doubtful", or "loss". A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at December 31, 2003 determined to be potential problem loans based upon management’s internal designations, was $3.5 million or 1.5% of the loan portfolio at year end, compared to $3.1 million or 1.4% of the loan portfolio at December 31, 2002. The amount of potential problem loans at December 31, 2003 does not represent management’s estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. Management believes that the allowance for loan losses as of December 31, 2003 was adequate to absorb any losses related to the nonperforming loans and potential problem loans as of that date. Management continues to monitor closely the levels of nonperforming and potential problem loans, and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of nonperforming and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision for loan losses accordingly. This would likely decrease net income.

Investment Securities
At December 31, 2003, the Company’s total investment portfolio had an estimated fair value of $90.9 million, which is an increase of 43% from the $63.5 million invested as of the end of 2002. At the 2003 year end, the portfolio had a weighted average life of approximately 7.7 years and an average duration of 6.0 years. Investment securities averaged $74.7 million yielding 4.95% in 2003, compared to the 2002 average of $52.2 million yielding 5.81%. Securities are the second largest earning asset of the Company at 24% and 19% of average earning assets for 2003 and 2002, respectively.

The Company’s investment portfolio consists primarily of securities of United States government agencies, mortgage-backed securities, and state and municipal obligations. The investment portfolio is designed to enhance liquidity while providing acceptable rates of return and minimizing asset quality risk. Decisions involving securities are based upon management’s expectations of interest rate movements, overall market conditions, the composition and structure of the balance sheet, and an analysis of the financial impacts of alternative rate and maturity scenarios. The Company does not purchase or hold securities for trading purposes. However, securities may be sold prior to their maturity as all securities in the Bank’s portfolio are classified as "available for sale" and recorded on the Company’s balance sheet at estimated fair value. I nvestment securities are an important tool to the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk. There are no investments classified as "held to maturity" or "trading" pursuant to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" .

The following table sets forth the amortized cost and the estimated fair market value of the investment securities of the Company at December 31 for each year presented.

Security Portfolio Composition
(dollars in thousands)

	2003		2002		2001

Available for Sale:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

U.S. government agencies	$23,520	$23,172	$18,609	$18,822	$11,103	$11,214
Mortgage-backed	44,054	43,949	27,321	27,743	21,716	21,660
State and municipal	23,268	23,766	16,567	16,899	14,253	14,526

	$90,842	$90,887	$62,497	$63,464	$47,072	$47,400

The Company also maintains certain investments in stock as required to be owned by the Bank at December 31 as follows:

(dollars in thousands)	2003	2002	2001

Federal Home Loan Bank of Atlanta stock	$2,616	$2,030	$1,345
Federal Reserve Bank stock	255	255	255
Bankers Bank of Atlanta stock	133	133	133

	$3,004	$2,418	$1,733

The amount of Federal Reserve Bank stock owned is based on the Bank’s capital levels. The amount of Federal Home Loan Bank ("FHLB") stock owned is determined based on the Bank’s balances of residential and commercial real estate mortgages, and the level of advances from the FHLB. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

The following table indicates the estimated fair value of each investment security category by maturity as of December 31, 2003. The weighted average yield for each range of maturities at December 31, 2003 is also shown. All securities are classified as "Available for Sale" as defined in SFAS No. 115.

Security Portfolio Maturity Schedule
(dollars in thousands)

	Within 1 Year		After 1, and Within 5 Years		After 5, and Within 10 Years		After 10 Years		Total

	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield

U. S. Government agencies	-	-	$1,025	5.95%	$20,416	4.49%	$1,731	5.03%	$23,172	4.59%
Mortgage-backed	-	-	156	4.68%	10,539	3.43%	33,254	4.48%	43,949	4.23%
State and municipal (1)	-	-	-	-	342	7.17%	23,424	6.53%	23,766	6.55%

Total	-	-	$1,181	5.78%	$31,297	4.16%	$58,409	5.31%	$90,887	4.93%

(1) - Yields have been adjusted to a tax equivalent basis assuming a 34% Federal tax rate.

The weighted average yields shown in the previous table are calculated using historical cost balances and effective yields for the scheduled maturity of each security. The yield calculations do not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Certain securities contain call provisions which could decrease their anticipated maturity. Yields on certain securities are based on prepayment assumptions and changes in actual prepayment speeds could either increase or decrease their yields.

Deposits and Other Interest-Bearing Liabilities
The Company has a large, stable base of deposits, principally money market accounts and certificates of deposit obtained primarily from customers in South Carolina. The Company’s core deposit base consists of consumer and commercial money market accounts, checking accounts, savings and retirement accounts, NOW accounts, and non-jumbo time deposits (less than $100,000). Although such core deposits continue to be interest-sensitive for both the Company and the industry as a whole, these deposits provide the Company with a reliable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000 represented 25% and 21%, respectively, of total deposits at December 31, 2003 and 2002. At December 31, 2003 and 2002, the Company had no brokered deposits or foreign deposits.

During 2003, interest-bearing liabilities averaged $257.7 million with an average rate of 2.00% compared to $230.3 million with an average rate of 2.68% in 2002. The decrease in the average rate reflects the general decreasing rate environment experienced throughout 2002 and 2003, combined with the repricing of maturing time deposits and FHLB advances to lower current market rates. In pricing deposits, the Company considers its liquidity needs, the anticipated direction and levels of interest rates and local market conditions. At December 31, 2003, interest-bearing deposits comprised approximately 86% of total deposits and 81% of total interest-bearing liabilities. Federal Home Loan Bank advances comprise the remainder of interest-bearing liabilities.

The Company uses its deposit base as a primary source with which to fund earning assets. Deposits increased 11% from $230.5 million at December 31, 2002 to $257.0 million as of year end 2003. The increase was primarily in time deposit accounts. Noninterest-bearing deposits averaged 13% of total average deposits for both 2003 and 2002. The Company faces continuing stiff competition from other banking and financial services companies in gathering deposits. As the percentage of funding provided by depositors decreases, other sources, such as FHLB advances and other short-term borrowings, have been developed to fund loan demand and increases in investment securities. The Company considers advances from the FHLB to be a reliable and readily available source of funds and utilizes these advances in its asset-liability management and interest rate risk management strategies. Advances from the FHLB increased 29% during the year to total $52.3 million at December 31, 2003 compared to $40.6 million at the prior year end.

The following is a detailed breakout of the Company’s deposit base as of December 31 of each year presented and the percent of deposits in each category as of year end (dollars in thousands).

	2003		2002		2001		2000		1999

	Balance	Percent of Deposits in Category	Balance	Percent of Deposits in Category	Balance	Percent of Deposits in Category	Balance	Percent of Deposits in Category	Balance	Percent of Deposits in Category

Noninterest-bearing demand	$37,037	14.4%	$33,342	14.4%	$29,372	13.5%	$35,468	17.0%	$23,823	15.1%
Interest-bearing demand	23,542	9.2%	24,943	10.8%	21,807	9.9%	14,641	7.0%	14,073	8.9%
Savings and money market	73,245	28.5%	73,933	32.1%	85,388	39.0%	63,821	30.5%	50,845	32.2%
Time deposits, $100,000 and over	65,200	25.4%	48,791	21.2%	41,798	19.1%	46,523	22.2%	28,459	18.0%
Other time deposits	57,988	22.5%	49,506	21.5%	40,413	18.5%	48,738	23.3%	40,796	25.8%

	$257,012	100.0%	$230,515	100.0%	$218,778	100.0%	$209,191	100.0%	$157,996	100.0%

The maturity distribution of certificates of deposit greater than or equal to $100,000 as of December 31, 2003 is as follows (dollars in thousands):

3 months or less	$22,606
Greater than 3, but less than or equal to 6 months	13,938
Greater than 6, but less than or equal to 12 months	23,261
Greater than 12 months	5,395

$65,200

Advances from the FHLB, including scheduled maturities subsequent to year end, at December 31 consist of the following:

(dollars in thousands)	2003		2002

Maturing in year ended December 31,	Amount	Weighted Rate	Amount	Weighted Rate

2003	$-	-	$13,500	4.38%
2004	11,000	2.86%	9,000	3.34%
2005	2,000	1.24%	1,000	6.60%
2006	8,700	3.42%	5,300	4.69%
2007	5,400	3.66%	6,800	3.67%
2008	15,250	3.04%	1,000	5.51%
Thereafter	9,967	3.40%	4,000	3.78%

	$52,317	3.13%	$40,600	4.10%

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

Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. As such, there are no "stand-ready obligations" in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, "Accounting for Contingencies" . At December 31, 2003 and 2002, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material.

Approximately $1.3 million and $2.5 million of total commitments at December 31, 2003 and 2002, respectively, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk. At December 31, the Company’s total contractual amounts of commitments and letters of credit are as follows:

(dollars in thousands)	2003	2002

Legally binding commitments to extend credit:
Commercial and industrial	$14,621	$18,474
Residential real estate, including prime equity lines	17,890	18,499
Construction and development	12,968	12,971
Consumer and overdraft protection	2,373	2,927

	47,852	52,871
Standby letters of credit	3,925	3,607

Total commitments	$51,777	$56,478

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

Liquidity is achieved by the maintenance of assets which can easily be converted to cash; a strong base of core customer deposits; maturing short-term assets; the ability to sell marketable securities; and access to borrowed funds and capital markets. Historically, deposits have been the primary source of funds for lending and investing activities. The amortization and scheduled payment of loans and mortgage-backed securities and maturities of investment securities provide a stable source of funds, while deposit fluctuations and loan prepayments are significantly influenced by the interest rate environment and other market conditions and competitive factors. Management meets frequently and makes changes relative to the mix, maturity and pricing of assets and liabilities in order to minimize the impact on earnings from such external conditions. Deposits are attractive sources of liquidity because of their stability and generally lower cost than other funding.

In addition to deposits and normal cash flows, FHLB advances and short-term borrowings (including purchasing federal funds from other financial institutions or lines of credit through the Federal Reserve Bank) provide liquidity sources based on specific needs or if management determines that these are the best sources of funds to meet current requirements. At December 31, 2003, based on its approved line of credit equal to 25% of total assets and limited to eligible collateral available, the Bank had additional available credit of approximately $16 million from the FHLB. Further, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated correspondent banks with available balances of $19.8 million at December 31, 2003. The Bank considers advances from the FHLB to be a reliable and readily available source of funds for both liquidity purposes and asset-liability management and interest rate risk management strategies.

Liquid assets, consisting primarily of cash and due from banks, interest-bearing deposits at banks, federal funds sold, and unpledged investment securities available for sale, accounted for 16% and 15%, respectively, of average assets for each of the years ended December 31, 2003 and 2002. Investment securities are an important tool to the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk. In management’s opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds. The following table summarizes future contractual obligations as of December 31, 2003.

(dollars in thousands)	1 Year or Less	>1 to 3 Years	>3 to 5 Years	Over 5 Years	Total

Time deposits	$112,891	$9,406	$891	$-	$123,188
FHLB advances	11,000	10,700	20,650	9,967	52,317
Operating leases	278	111	-	-	389

Total contractual cash obligations	$124,169	$20,217	$21,541	$9,967	$175,894

Summit Financial, the parent holding company, has limited liquidity needs required to pay operating expenses and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $4.0 million in available liquidity remaining from its initial public offering and the retention of earnings. A total of $2.2 million of this liquidity was advanced to the Finance Company, in the form of an intercompany loan, to fund its operations as of December 31, 2003. Summit Financial also has an available line of credit totaling $2.5 million from an unaffiliated financial institution, all of which was available at December 31, 2003. Additional sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, borrowing from individuals, and payments for management fees and debt service which are made by the Company’s subsidiary on a monthly basis. Liquidity needs of Freedom Finance, primarily for the funding of loan originations, paying operating expenses, and servicing debt, have been met to date through the initial capital investment of $500,000 made by Summit Financial, retention of earnings, borrowings from unrelated private investors, and line of credit facilities provided by Summit Financial and Summit National Bank. The Company’s management believes its liquidity sources are adequate to meet its operating needs.

CAPITAL MANAGEMENT

The Company’s capital serves to support asset growth and provide protection against loss to depositors and creditors. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive return to shareholders will be realized over both the short and long-term, while serving depositors’, creditors’ and regulatory needs. Total shareholders’ equity amounted to $32.2 million, or 9.4% of total assets, at December 31, 2003. This is compared to $28.7 million, or 9.5% of total assets, at December 31, 2002. The $3.5 million increase in total shareholders’ equity resulted principally from retention of earnings of $3.8 million, and stock issued pursuant to the Company’s stock option plans. Increases in equity were somewhat offset by the payment of cash dividends and the decrease of $572,000 in unrealized gain on investment securities available for sale during the year. The Company’s unrealized gain on securities, net of tax, which is included in accumulated other comprehensive income, was $28,000 as of December 31, 2003 as compared to $600,000 as of December 31, 2002. Book value per share at December 31, 2003 and 2002 was $7.47 and $6.82, respectively.

On December 5, 2003, the Company issued its twelfth consecutive 5% stock dividend to shareholders of record as of November 21, 2003. This dividend resulted in the issuance of approximately 205,000 shares of the Company’s $1.00 par value common stock. Weighted average share and per share data has been restated to reflect all stock dividends issued.

The Company and its bank subsidiary are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Company paid its first annual cash dividend of $0.10 per share in December 2003. The Company presently intends to pay an annual cash dividend on the common stock; however, future dividends will depend upon the Company’s earnings, financial condition, capital position, and such other factors as the Board may deem relevant. Further, the ability of the Company to pay cash dividends is dependent upon its receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds that bank’s net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. It is currently the Bank’s intention to pay all dividends only from the net income of the current year.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of total capital and establish minimum ratios for capital adequacy purposes. To be categorized as "well capitalized", as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), Summit Financial and its banking subsidiary must maintain a risk-based Total Capital ratio of at least 10%, a risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order, or capital directive with any of its regulators. At December 31, 2003, the Company and the Bank exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. The following table summarizes capital ratios for the Company and the Bank at December 31, 2003 and 2002.

	The Company		The Bank

	12/31/03	12/31/02	12/31/03	12/31/02

Total risk-based capital	13.75%	13.20%	12.05%	11.69%
Tier 1 risk-based capital	12.50%	11.95%	10.80%	10.44%
Tier 1 leverage capital	9.92%	9.70%	8.57%	8.48%

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support those assets. It is the largest component of the Company’s earnings and changes in net interest income have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income.

During 2003, the Company recorded net interest income of $12.3 million, a 6% increase from the 2002 net interest income of $11.6 million. This is compared to net interest income of $10.4 million for 2001. Fluctuations in net interest income between years is related to changes in the volume of average earning assets and interest-bearing liabilities, combined with changes in average yields and rates of the corresponding assets and liabilities as demonstrated in the tables following under "Average Balance Sheets and Yield/Rates".

Net interest margin is calculated as net interest income divided by average earning assets. For the year ended December 31, 2003, the Company’s net interest margin was 4.14% (fully tax-equivalent), compared to 4.38% in 2002 and 4.29% for 2001. The margin for 2003 decreased 24 basis points from the prior year due to the lower yield on earning assets resulting from the 56 basis point reduction in average prime rate during the year. Lower asset yields were partially offset by a continued reduction in the Company’s cost of funds related to repricing deposits and FHLB advances to lower current market rates during 2002 and 2003. The reduction in cost of funds in 2002 was slightly greater than the drop in asset yield that year as compared to 2001, thus resulting in a 9 basis point higher net interest margin for 2002 as compared to 2001.

Interest Income
Interest income for 2003 was $17.4 million, which was a decrease of $376,000, or 2%, from the $17.8 million for 2002. Interest income for 2001 was $20.2 million. The decrease between 2002 and 2003 is a result of the 12% increase in average earning assets being more than offset by the 81 basis point reduction in the average yield on assets. Interest income was lower in 2002 as compared to 2001 as a result of the 10% increase in average earning assets being more than offset by the 160 basis point reduction in the average yield on assets. The tax-equivalent yield on interest-earning assets decreased from 8.23% in 2001 to 6.63% in 2002, and decreased to 5.82% in 2003 due to declines in the general interest rate environment during the three year period.

Interest earned on the loan portfolio was $14.0 million in 2003, $14.9 million in 2002, and $17.3 million in 2001. Loans averaged $223.4 million in 2003 with an average yield of 6.27%, compared to $211.7 million in 2002 with an average yield of 7.04%, and $195.6 million in 2001 with an average yield of 8.84%. In excess of 60% of the Company’s loan portfolio adjusts immediately with changes in the prime lending rate. Thus, the decline in average yield each year is directly related to the significant drop in the average prime rate from 6.91% in 2001, to 4.68% in 2002, and 4.12% for 2003. The reduction in average rate each year, offset somewhat by the higher level of average loans each year, resulted in lower interest income on loans for the three-year period.

The second largest component of interest income is earnings from the Company’s investment portfolio which averaged $74.7 million yielding 4.95% (fully tax-equivalent) in 2003. This is compared to average securities of $52.2 million in 2002 yielding 5.81%, and $40.2 million yielding 6.49% for 2001. The fluctuations in the average yield of the investment portfolio each year is related to the timing, maturity distribution and types of securities purchased, called, matured, and sold, combined with fluctuations in the general interest rate environment. The increase in average securities, offset somewhat by lower yields each year, resulted in an increase in interest income on investments of $616,000, or 23%, between 2002 and 2003, and an increase of $340,000, or 15%, between 2001 and 2002.

Interest Expense
The Company’s interest expense for 2003 was $5.2 million, compared to $6.2 million for 2002 and $9.8 million for 2001. Interest-bearing liabilities averaged $257.7 million in 2003 with an average rate of 2.00%, $230.3 million in 2002 with an average rate of 2.68%, and an average of $211.2 million with an average rate of 4.64% during 2001. The 16% decrease in interest expense in 2003 was related to the 68 basis point decrease in the cost of funds, partially offset by the 12% increase in average interest-bearing liabilities. The 37% decrease in interest expense in 2002 was related to the 196 basis point decrease in the cost of funds, partially offset by the 9% increase in average interest-bearing liabilities. The reduction in average cost of funds during 2002 and 2003 and between 2001 and 2002 was a direct result of declining interest rates throughout the period combined with the maturity of CDs and FHLB advances renewed at lower current market rates. In addition, during 2003, the Company prepaid $2 million in FHLB advances with an average rate of 6.05% as a strategy to further reduce the cost of funds in 2003 and future years.

Average Balance Sheets and Yield/Rates
The following table presents certain information related to the Company’s average balance sheet, its average yields on assets, and its average costs of liabilities for the last three years. Also presented is the average yields on assets and costs of liabilities at December 31, 2003. Such yields and rates are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated based on daily averages (dollars in thousands).

			2003			2002			2001

	Average
	Yield/Rate	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	12/31/03	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Earning assets:
Loans, net of unearned income (1)	6.03%	$223,365	$13,996	6.27%	$211,704	$14,914	7.04%	$195,573	$17,293	8.84%
Investment securities (taxable) (2)	4.59%	57,010	2,459	4.31%	37,425	1,934	5.17%	28,940	1,751	6.05%
Investment securities (non-taxable) (2) (3)	6.79%	17,651	816	7.00%	14,732	725	7.46%	11,292	568	7.62%
Federal funds sold	0.88%	3,883	40	1.03%	4,913	80	1.63%	7,808	318	4.07%
Investment in stock (4)	4.36%	2,684	106	3.95%	2,087	108	5.17%	1,485	96	6.46%
Interest-bearing bank balances	0.89%	2,641	28	1.06%	3,522	60	1.70%	4,054	179	4.42%

Total earning assets	5.63%	307,234	$17,445	5.82%	274,383	$17,821	6.63%	249,152	$20,205	8.23%

Non-earning assets		15,532			14,504			14,543

Total average assets		$322,766			$288,887			$263,695

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Interest-bearing demand	0.24%	$23,470	$78	0.33%	$21,074	$155	0.73%	$17,475	$329	1.88%
Savings and money market	0.92%	72,611	758	1.04%	75,207	1,163	1.55%	78,513	2,780	3.54%
Time deposits, $100,000 and over	2.00%	58,136	1,353	2.33%	49,860	1,579	3.17%	47,705	2,737	5.74%
Other time deposits	2.02%	57,831	1,361	2.35%	51,490	1,701	3.30%	47,020	2,782	5.92%

Total interest-bearing deposits	1.46%	212,048	3,550	1.67%	197,631	4,598	2.33%	190,713	8,628	4.52%
FHLB advances	3.19%	44,655	1,590	3.56%	32,207	1,563	4.85%	19,891	1,146	5.76%
Federal funds purchased and other short-term borrowings	1.55%	1,030	16	1.55%	441	13	2.85%	558	33	5.91%

Total interest-bearing liabilities	1.78%	257,733	$5,156	2.00%	230,279	$6,174	2.68%	211,162	$9,807	4.64%

Noninterest-bearing deposits		32,132			29,678			26,549
Other noninterest-bearing liabilities		2,343			2,503			2,791

Total liabilities		292,208			262,460			240,502
Shareholders’ equity		30,558			26,427			23,193

Total average liabilities and equity		$322,766			$288,887			$263,695

Net interest margin (5)			$12,289	4.14%		$11,647	4.38%		$10,398	4.29%

Interest rate spread (6)				3.82%			3.95%			3.59%

(1) - Average loans are stated net of unearned income and include non-accrual loans. Interest recognized on non-accrual loans has been included in interest income.
(2) - Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
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

Rate/Volume Analysis
The following table presents the dollar amount of changes in interest income, interest expense and net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities and the amount attributable to changes in rates earned and paid on the corresponding assets and liabilities (dollars in thousands).

	2002 – 2003				2001 - 2002

	Change Related to				Change Related to

	Volume	Rate	Rate/ Volume	Total Change	Volume	Rate	Rate/ Volume	Total Change

Earning Assets:
Loans, net of unearned income	$821	$(1,648)	$(91)	$(918)	$1,426	$(3,515)	$(290)	$(2,379)
Investment securities (taxable)	1,012	(320)	(167)	525	513	(255)	(75)	183
Investment securities (non-taxable)	144	(44)	(9)	91	173	(12)	(4)	157
Federal funds sold	(17)	(29)	6	(40)	(118)	(191)	71	(238)
Other	(8)	(27)	1	(34)	16	(129)	6	(107)

Total interest income	1,952	(2,068)	(260)	(376)	2,010	(4,102)	(292)	(2,384)

Interest-Bearing Liabilities:
Interest-bearing deposits:
Interest-bearing demand	17	(84)	(10)	(77)	68	(201)	(41)	(174)
Savings and money market accounts	(40)	(378)	13	(405)	(117)	(1,566)	66	(1,617)
Time deposits, $100,000 and over	262	(419)	(69)	(226)	124	(1,226)	(56)	(1,158)
Other time deposits	209	(489)	(60)	(340)	264	(1,229)	(116)	(1,081)

Total interest-bearing deposits	448	(1,370)	(126)	(1,048)	339	(4,222)	(147)	(4,030)
FHLB advances	604	(416)	(161)	27	710	(181)	(112)	417
Other	17	(6)	(8)	3	(7)	(17)	4	(20)

Total interest expense	1,069	(1,792)	(295)	(1,018)	1,042	(4,420)	(255)	(3,633)

Net Interest Differential	$883	$(276)	$35	$642	$968	$318	$(37)	$1,249

Provision for Loan Losses
The provision for loan losses was $786,000 in 2003, $847,000 in 2002, and $725,000 in 2001. A component of the change in the provision each year is the level of net originations as follows: $13.7 million in 2003, $12.2 million in 2002, and $26.9 million in 2001. As discussed under the "Allowance for Loan Losses" section above, other factors influencing the amount charged to the provision each year include the total amount of past due, classified, and "watch list" loans, trends in nonperforming assets, charge-off activity each year, and the percentage of Finance Company loans to the consolidated totals. Thus, in addition to the general economic uncertainty from 2001 through 2003, factors contributing to the fluctuations in the level of provision each year included changes in net charge-off activity of 0.32% of average loans in 2003, 0.20% in 2002 and 0.18% in 2001; and the fluctuations in nonperforming assets which amounted to 0.38%, 0.22%, and 0.64% of gross loans plus OREO at December 31, 2003, 2002, and 2001, respectively. Somewhat offsetting the previously mentioned factors and contributing to the lower provision in 2003 are trends in the Bank’s total "watch list" loans, which include classified loans, non-accrual loans, and other assets especially mentioned ("OAEM") in the Bank’s internal credit grading procedures and periodic reviews. Total watch list loans have decreased from 7.9% of gross loans at December 31, 2002 to 7.6% as of the 2003 year end. Finally, the percentage of Finance Company loans, which have inherently more risk than do loans of the Bank, has decreased from 1.62% at December 31, 2002 to 1.41% of consolidated loans as of December 31, 2003, thus contributing to the lower provision required in 2003. Estimates charged to the provision for loan losses are based on management’s judgment as to the amount required to cover probable losses in the loan portfolio, and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

Noninterest Income and Expenses
Noninterest income increased $259,000, or 10%, in 2003 to $2.9 million from $2.7 million in 2002 and $2.6 million in 2001. Fluctuations in service charges and fees on deposit accounts, which decreased slightly in 2003 to $550,000 from $553,000 in 2002 and increased from $430,000 in 2001, is related to the level of and changes in transaction fees and number of Bank deposit accounts, as well as fluctuations in the volume of transactions subject to service charges, NSF and other fees each year. Insurance commission fee income decreased 25% to $438,000 in 2003 from $587,000 in 2002 and $485,000 in 2001, primarily related to general market conditions and interest rate declines affecting the volume of annuity product sales made by the Bank’s nondeposit investment subsidiary. These decreases in 2003 were offset by higher gains on sales of investment securities which totaled $367,000 in 2003 compared with $117,000 for 2002 and $257,000 in 2001. Fluctuations in gain on sales of investment securities are primarily related to the volume of investment sales each year from the Company’s available for sale investment portfolio. In addition to the volume of transactions, changes in general market interest rates and thus, the market valuations, affect the amount of gain recorded.

Increases in the line item, "other income", which was up $183,000, or 19%, in 2003 and $11,000 in 2002, is primarily related to fluctuations in (1) the level of mortgage and other loan referrals and loan late fees which increased $58,000 in 2003 and $65,000 in 2002; (2) the level of mutual fund and brokerage activity in the Bank’s nondeposit investment subsidiary which decreased $10,000 in 2003 and decreased $55,000 in 2002; (3) earnings on bank-owned life insurance which increased $34,000 in 2003 related to additional insurance policies purchased during the year; and (4) gains of sales of fixed assets which vary each year based on activity and resulted in higher other income of $30,000 for 2003. Additional fluctuations in other income are related to the normal activity of the Bank and the level of transactions each year.

Noninterest expense totaled $8.9 million in 2003, $8.4 million in 2002, and $8.3 million in 2001. A majority of the increased expenditures each year reflects the higher personnel and related costs necessary to support the Company’s growth and new facilities. The most significant item included in noninterest expense is salaries, wages and benefits which amounted to $5.2 million in 2003, $5.1 million in 2002, and $4.8 million in 2001. The increase of $153,000, or 3%, in 2003 was primarily related to normal annual raises and increases in group health insurance premiums, somewhat offset by lower bonuses in 2003 and lower commission expense on nondeposit product sales due to less volume in 2003. The increase of $245,000 or 5% in 2002 was primarily related to normal annual raises and increases in group health insurance premiums.

Occupancy and furniture, fixtures, and equipment expenses remained fairly flat in 2003 and 2002 due to reductions in depreciation for fully depreciated assets and expenses associated with a mobile facility used through mid-2002 being offset by normal increases in utilities, maintenance, and other ongoing occupancy and equipment expenses. There were no significant changes in facilities in any year presented, with the exception of completing construction on a branch in 2002 and relocating from a mobile branch facility during that year.

Included in the line item "other expenses", which increased $279,000, or 13%, between 2002 and 2003 and decreased $58,000, or 3%, between 2001 and 2002, are charges for advertising and public relations; insurance claims and premiums; printing and office support; merchant program expenses; legal and professional services; and other branch and customer related expenses. A majority of these items are related directly to the normal operations of the Bank and fluctuate in relation to the increase in assets, the higher level of transaction volume, and the larger number of customer accounts. A majority of the increase in 2003 is related to the $166,000 prepayment penalty incurred on the early repayment of higher cost FHLB advances during the year. Other increases for 2003 are a result of higher legal and consultant fees ($60,000) for collection matters and special projects, and higher advertising ($43,000) related to new marketing campaigns. The decline in 2002 is primary related to a decrease in amortization of goodwill of $157,000. This decrease is partially offset by higher levels of legal and professional fees of $60,000 and advertising of $41,000 during 2002.

Income Taxes
The Company recorded an income tax provision of $1.8 million, $1.6 million, and $1.3 million in 2003, 2002, and 2001, respectively. The effective tax rate in each year was 31.5%, 31.5%, and 32.0%, respectively for the years ended December 31, 2003, 2002, and 2001.

Return on Equity and Assets
The return on average shareholders’ equity ratio (net income divided by average total equity) and the return on average assets ratio (net income divided by average total assets) for the years ended December 31, 2003, 2002, and 2001 are presented in the following table.

	2003	2002	2001

Return on average assets	1.18%	1.19%	1.03%
Return on average shareholders’ equity	12.46%	13.02%	11.71%
Average shareholders’ equity as a percent of average assets	9.47%	9.15%	8.80%

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

The Company monitors the interest rate sensitivity of its balance sheet position and controls this risk by identifying and quantifying exposures in its near-term sensitivity through the use of simulation and valuation models, as well as its long-term gap position, reflecting the known or assumed maturity, repricing, and other cash flow characteristics of assets and liabilities. The Company’s simulation analysis involves dynamically modeling interest income and expense from current assets and liabilities over a specified time period under various interest rate scenarios and balance sheet structures, primarily to measure the sensitivity of net interest income over relatively short (e.g., < 2-year) time horizons. As the future path of interest rates cannot be known in advance, management uses simulation analysis to project earnings under various interest rate scenarios including reasonable or "most likely", as well as deliberately extreme and perhaps unlikely, scenarios. Key assumptions in these simulation analyses relate to the behavior of interest rates and spreads, changes in the mix and volume of assets and liabilities, repricing and/or runoff of deposits, and, most importantly, the relative sensitivity of the Company’s assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company’s core deposit base has not been subject to the same degree of interest rate sensitivity as its assets, the majority of which are based on external indices and change in concert with market interest rates. According to the model, the Company is presently positioned so that net interest income will increase in the short-term if interest rates rise and will decrease in the short-term if interest rates decline.

The Company monitors and considers methods of managing the rate sensitivity and repricing characteristics of the balance sheet components in order to minimize the impact of sudden and sustained changes in interest rates. Accordingly, the Company performs a valuation analysis involving projecting future cash flows from current assets and liabilities to determine the Economic Value of Equity ("EVE") which is the estimated net present value of those discounted cash flows. EVE represents the market value of equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for certain off-balance sheet items, over a range of assumed changes in market interest rates. The sensitivity of EVE to changes in the level of interest rates is a measure of the sensitivity of long-term earnings to changes in interest rates, and is used primarily to measure the exposure of earnings and equity to changes in interest rates over a relatively long (e.g., > 2 years) time horizon.

The Company’s market risk exposure is measured using interest rate sensitivity analysis by computing estimated changes in EVE in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Company’s Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in EVE in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Company’s projected change in EVE for the various rate shock levels as of year end. At December 31, 2003, the Company’s estimated changes in EVE were within the limits established by the Board.

(dollars in thousands)		December 31, 2003		December 31, 2002

Change in Interest Rates	Policy Limit	Economic Value of Equity (000s)	Percent Change	Economic Value of Equity (000s)	Percent Change

300 basis point rise	40.00%	$25,094	22.08%	$25,285	12.03%
200 basis point rise	25.00%	$27,159	15.67%	$26,779	6.83%
100 basis point rise	10.00%	$29,617	8.04%	$28,214	1.84%
No change	0.00%	$32,205	0.00%	$28,742	0.00%
100 basis point decline	10.00%	$30,205	6.21%	$28,544	0.69%
200 basis point decline	25.00%	$28,851	10.41%	$28,171	1.99%
300 basis point decline	40.00%	$27,331	15.13%	$27,414	4.62%

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities maturing within one year. The Company’s gap analysis, presented below, indicates a negative 12 month gap as of December 31, 2003 of $46.6 million. However, when the "effective change ratio" (the historical relative movement of each asset’s and liability’s rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually asset sensitive over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that in excess of 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime lending rate, while the deposit rates do not increase or decrease as much or as quickly relative to a prime rate movement. The Company’s asset sensitive position means that assets reprice faster than the liabilities, which causes a decrease in the short-term in the net interest income and net interest margin in periods of declining rates as experienced in 2002 through 2003, until the fixed rate deposits mature and are repriced at then lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company’s current balance sheet structure, the opposite effect (that is, an increase in net interest income and net interest margin) is realized in the short-term in a rising rate environment. The following is the Company’s gap analysis as of December 31, 2003 (dollars in thousands).

	Assets and Liabilities Repricing Within

	3 Months or Less	4 to 12 Months	1 to 5 Years	Over 5 Years	Total

Earning assets:
Loans, net of unearned income	$158,043	$15,483	$55,467	$2,809	$231,802
Investment securities (1)	-	-	1,181	92,710	93,891
Federal funds sold and other	542	-	-	-	542

Total	158,585	15,483	56,648	95,519	326,235

Interest-bearing liabilities:
Interest-bearing demand deposits (2)	96,787	-	-	-	96,787
Time deposits, $100,000 and over	22,606	37,199	5,395	-	65,200
Other time deposits	15,566	37,520	4,902	-	57,988
FHLB advances	3,000	8,000	31,350	9,967	52,317

Total	137,959	82,719	41,647	9,967	272,292

Period interest sensitivity gap	$20,626	($67,236)	$15,001	$85,552	$53,943

Cumulative interest sensitivity gap	$20,626	($46,610)	($31,609)	$53,943

(1) - Presented at market value as all investment securities are classified as "available for sale"; includes the Bank’s investment in stock of Federal Reserve Bank, Federal Home Loan Bank, and other equities.
(2) - Includes interest-bearing checking accounts, money market accounts, and regular savings accounts.

ACCOUNTING, REPORTING AND REGULATORY MATTERS

In September 2002, SFAS 146, " Accounting for Costs Associated with Exit or Disposal Activities ," was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ". SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, " Accounting for the Impairment or Disposal of Long-Lived Assets ". Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract; b) costs to terminate a contract that is not a capital lease; and c) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of a long-lived asset covered by SFAS 143, " Accounting for Asset Retirement Obligations ". A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 had no material impact on the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. A revised version of FIN 46 was issued in December 2003. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. The December 2003 revisions to FIN 46 clarify some requirements, addressed identification of variable interest entities, and add new scope exceptions. FIN 46 is effective for all entities that are not "special-purpose" (as defined) entities for the first fiscal year or interim period beginning after December 15, 2003. The unmodified provisions on FIN 46 must be applied to entities that are considered "special-purpose" entities by the end of the first reporting period ending after December 15, 2003. The Company does not expect the adoption to have an impact since it has no interest in entities which it considers to be within the scope of FIN 46.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (b) clarifies when a derivative contains a financing component; (c) amends the definition of an underlying to conform to language used in FIN 45; and (d) amends certain other existing pronouncements. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The adoption did not have an impact on the Company.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk and Asset-Liability Management" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,

	2003	2002

ASSETS

Cash and due from banks	$9,854	$6,929
Interest-bearing bank balances	341	2,176
Federal funds sold	201	2,491
Investment securities available for sale	90,887	63,464
Investment in Federal Home Loan Bank and other stock	3,004	2,418
Loans, net of unearned income and net of allowance
for loan losses of $3,437 and $3,369	228,365	215,431
Premises and equipment, net	4,070	4,197
Accrued interest receivable	1,505	1,418
Other assets	5,694	3,682

	$343,921	$302,206

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$37,037	$33,342
Interest-bearing demand	23,542	24,943
Savings and money market	73,245	73,933
Time deposits, $100,000 and over	65,200	48,791
Other time deposits	57,988	49,506

	257,012	230,515
Federal Home Loan Bank advances	52,317	40,600
Accrued interest payable	841	1,006
Other liabilities	1,546	1,343

Total liabilities	311,716	273,464

Shareholders' equity:
Common stock, $1.00 par value; 20,000,000 shares
authorized; 4,312,925 and 4,013,486 shares
issued and outstanding	4,313	4,013
Additional paid-in capital	25,791	21,322
Retained earnings	2,102	2,862
Accumulated other comprehensive income, net of tax	28	600
Nonvested restricted stock	(29)	(55)

Total shareholders' equity	32,205	28,742

	$343,921	$302,206

See accompanying notes to consolidated financial statements.

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, except Per Share Data)

	For the year ended December 31,
	2003	2002	2001

Interest Income:
Loans	$13,996	$14,914	$17,293
Taxable securities	2,459	1,934	1,751
Nontaxable securities	816	725	568
Federal funds sold	40	80	318
Other	134	168	275

	17,445	17,821	20,205

Interest Expense:
Deposits	3,550	4,598	8,628
Federal Home Loan Bank advances	1,590	1,563	1,146
Federal funds purchased	16	5	2
Other short-term borrowings	-	8	31

	5,156	6,174	9,807

Net interest income	12,289	11,647	10,398
Provision for loan losses	786	847	725

Net interest income after provision for loan losses	11,503	10,800	9,673

Noninterest Income:
Service charges and fees on deposit accounts	550	553	430
Merchant and credit card fee income	428	450	457
Insurance commission fee income	438	587	485
Gain on sale of investment securities	367	117	257
Other income	1,147	964	953

	2,930	2,671	2,582

Noninterest Expense:
Salaries, wages and benefits	5,213	5,060	4,815
Occupancy	666	644	652
Furniture, fixtures and equipment	647	673	667
Other expenses	2,346	2,067	2,125

	8,872	8,444	8,259

Income before income taxes	5,561	5,027	3,996
Income taxes	1,754	1,585	1,280

Net income	$3,807	$3,442	$2,716

Net income per common share:
Basic	$0.89	$0.82	$0.66
Diluted	$0.79	$0.73	$0.60
Average shares outstanding:
Basic	4,256,000	4,176,000	4,133,000
Diluted	4,842,000	4,744,000	4,550,000

See accompanying notes to consolidated financial statements.

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2003, 2002 and 2001
(Dollars in Thousands)

				Accumulated
		Additional		other	Nonvested	Total
	Common	paid-in	Retained	comprehensive	restricted	shareholders'
	stock	capital	earnings	income, net	stock	equity

Balance at December 31, 2000	$3,598	$16,803	$1,425	$32	($330)	$21,528
Net income for the year ended December 31, 2001	-	-	2,716	-	-	2,716
Other comprehensive income:
Unrealized holding gains on securities arising during the period, net of taxes of $187	-	-	-	346	-
Less: reclassification adjustment for gains included in net income, net of tax of $82	-	-	-	(175)

Other comprehensive income	-	-	-	171	-	171

Comprehensive income	-	-	-	-	-	2,887

Stock options exercised, including tax benefit of $9	16	47	-	-	-	63
Cancellation of restricted common stock	(2)	(19)	-	-	21	-
Amortization of deferred compensation
on restricted stock	-	-	-	-	126	126
Issuance of 5% stock dividend	181	1,578	(1,759)	-	-	-
Cash in lieu of fractional shares	-	-	(3)	-	-	(3)

Balance at December 31, 2001	3,793	18,409	2,379	203	(183)	24,601
Net income for the year ended December 31, 2002	-	-	3,442	-	-	3,442
Other comprehensive income:

Unrealized holding gains on securities arising during the period, net of taxes of $287	-	-	-	469	-
Less: reclassification adjustment for gains included in net income, net of tax of $45	-	-	-	(72)

Other comprehensive income	-	-	-	397	-	397

Comprehensive income	-	-	-	-	-	3,839

Stock options exercised, including tax benefit of $33	30	148	-	-	-	178
Amortization of deferred compensation
on restricted stock	-	-	-	-	128	128
Issuance of 5% stock dividend	190	2,765	(2,955)	-	-	-
Cash in lieu of fractional shares	-	-	(4)	-	-	(4)

Balance at December 31, 2002	4,013	21,322	2,862	600	(55)	28,742
Net income for the year ended December 31, 2003	-	-	3,807	-	-	3,807
Other comprehensive loss:

Unrealized holding losses on securities arising during the period, net of taxes of ($210)	-	-	-	(345)	-
Less: reclassification adjustment for gains included in net income, net of tax of $140	-	-	-	(227)

Other comprehensive loss	-	-	-	(572)	-	(572)

Comprehensive income	-	-	-	-	-	3,235

Stock options exercised, including tax benefit of $193	95	544	-	-	-	639
Amortization of deferred compensation
on restricted stock	-	-	-	-	26	26
Cash dividends declared ($0.10 per common share)	-	-	(430)	-	-	(430)
Issuance of 5% stock dividend	205	3,925	(4,130)	-	-	-
Cash in lieu of fractional shares	-	-	(7)	-	-	(7)

Balance at December 31, 2003	$4,313	$25,791	$2,102	$28	($29)	$32,205

See accompanying notes to consolidated financial statements.

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the year ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income	$3,807	$3,442	$2,716
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	786	847	725
Depreciation	435	488	467
Net gain on sale and disposal of equipment and vehicles	(30)	-	(28)
Net gain on sale of investment securities	(367)	(117)	(257)
Net amortization of net premium on investment securities	257	221	175
Amortization of deferred compensation on restricted stock	26	128	126
(Increase) decrease in other assets	(260)	(222)	309
Increase (decrease) in other liabilities	231	64	(289)
Deferred income taxes	11	(156)	(205)

Net cash provided by operating activities	4,896	4,695	3,739

Cash flows from investing activities:
Purchases of investment securities	(89,706)	(48,930)	(38,533)
Proceeds from sales of investment securities	29,547	19,945	12,695
Proceeds from maturities of investment securities	31,924	13,456	11,241
Purchases of Federal Home Loan Bank stock	(861)	(685)	(345)
Redemptions of Federal Home Loan Bank stock	275	-	-
Purchase of bank-owned life insurance	(1,500)	-	-
Net increase in loans	(13,720)	(12,174)	(26,868)
Purchases of premises and equipment	(327)	(238)	(1,470)
Proceeds from sale of equipment and vehicles	49	-	57

Net cash used by investing activities	(44,319)	(28,626)	(43,223)

Cash flows from financing activities:
Net increase in deposit accounts	26,497	11,737	9,587
Proceeds from Federal Home Loan Bank advances	29,500	25,500	17,000
Repayments of Federal Home Loan Bank advances	(17,783)	(11,800)	(6,100)
Repayments of other short-term borrowings	-	(500)	-
Cash dividends paid	(430)	-	-
Proceeds from stock options exercised	446	145	54
Cash paid in lieu of fractional shares	(7)	(4)	(3)

Net cash provided by financing activities	38,223	25,078	20,538

Net (decrease) increase in cash and cash equivalents	(1,200)	1,147	(18,946)
Cash and cash equivalents, beginning of year	11,596	10,449	29,395

Cash and cash equivalents, end of year	$10,396	$11,596	$10,449

Supplemental Information:
Cash paid during the period for interest	$5,321	$6,362	$10,366
Cash paid during the period for income taxes	1,590	1,610	1,445
Change in fair market value of investment securities
available for sale, net of income taxes	(572)	397	171
Stock option tax benefit	193	33	9

See accompanying notes to consolidated financial statements.

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation - Summit Financial Corporation ("the Company"), a South Carolina corporation, is the parent holding company for Summit National Bank ("the Bank"), a nationally chartered bank, and Freedom Finance, Inc. ("the Finance Company"), a consumer finance company. Summit Investment Services, Inc. is a wholly-owned subsidiary of the Bank which provides financial management services and nondeposit product sales. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents - For the purpose of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, "Cash and due from banks", "Interest-bearing bank balances" and "Federal funds sold" to be cash and cash equivalents. These accounts totaled $10,396,000 and $11,596,000 at December 31, 2003 and 2002, respectively.

Investment Securities - Investment securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") 115, " Accounting for Certain Investments in Debt and Equity Securities" . At the time of purchase, investment securities are classified by management into one of three categories as follows: (1) Investments Held to Maturity: securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities: securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Investments Available for Sale: securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to income in the consolidated statements of income.

Loans - Loans of the Bank are carried at principal amount outstanding, reduced by an allowance for loan losses. The Bank recognizes interest income daily based on the principal amount outstanding using the simple interest method. The accrual of interest is generally discontinued on loans of the Bank which become 90 days past due as to principal or interest or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Management may elect to continue accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balances and accrued interest and the loan is in the process of collection. Amounts received on nonaccrual loans generally are applied against principal prior to the recognition of any interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loans of the Finance Company are carried at the gross amount outstanding, reduced by unearned interest, insurance income and other deferred fees, and an allowance for loan losses. Unearned interest and fees are deferred at the time the loans are made and accreted to income using the "Rule of 78’s" method. The results of this method are not materially different from those obtained by using the simple interest method. Charges for late payments are credited to income when collected. Loans of the Finance Company are generally charged-off when they become 150 days contractually past due or when it is determined that collection is doubtful.

Loan Origination and Commitment Fees - The Company accounts for loan origination fees and direct costs of loan originations in accordance with SFAS 91, " Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Direct Costs of Leases ". SFAS 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, which are principally actual personnel costs. Pursuant to SFAS 91, loan commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of yield by the interest method over the related loan’s life, or if the commitment expires unexercised, recognized in income upon expiration.

Allowance for Loan Losses - It is the Company’s policy to provide a valuation allowance for estimated losses on loans based upon past loss experience, trends in the level of delinquent and specific problem loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions in the Bank’s primary market areas. The allowance for loan losses is established through a provision for loan losses charged to operations and reflects an amount that, in management’s opinion, is adequate to absorb inherent losses in the existing portfolio. Additions to the allowance are based on management’s evaluation of the loan portfolio and specific loans, in addition to other factors which, in management’s judgment, deserve recognition in estimating loan losses. Loans are charged-off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. Management believes that the allowance is adequate to absorb probable losses inherent in the loan portfolio. While management uses the information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustments based upon information that is available to them at the time of their examination.

Impaired Loans - The Company accounts for impaired loans in accordance with SFAS 114, " Accounting by Creditors for Impairment of a Loan ". Loans are considered to be impaired when, in management’s judgment, the collection of all amounts of principal and interest is not probable in accordance with the terms of the loan agreement. SFAS 114 requires that impaired loans be recorded at fair value, which is determined based upon the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, if available, or the value of the underlying collateral. All cash receipts on impaired loans are applied to principal until such time as the principal is brought current, and thereafter according to the contractual terms of the agreement. After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone. As a practical matter, the Bank determines which loans are impaired through a loan review process.

Other Real Estate Owned - Other real estate owned, included in "Other assets" in the accompanying consolidated balance sheets, is comprised of real estate properties acquired in partial or total satisfaction of problem loans. In accordance with SFAS No.144, " Accounting for the Impairment or Disposal of Long-Lived Assets ", the property is classified as held for sale when the sale is probable and is expected to occur within one year. The property is initially carried at the lower of cost or estimated fair value less estimated selling costs. Principal losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Interest losses are charged to interest income. Subsequent write-downs that may be required to the carrying value of these properties and gains and losses realized from the sale of other real estate owned are included in other noninterest income. Costs related to the development and improvement of such property are capitalized, whereas the costs related to holding the property are charged to expense. Other real estate owned ("OREO") totaled $125,000 at December 31, 2003. There was no OREO at December 31, 2002.

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

Per Share Data - Earnings per share ("EPS") are computed in accordance with SFAS 128, " Earnings per Share. " SFAS 128 requires companies to report basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Shares of restricted stock that are unvested are not included in weighted average shares outstanding. Diluted EPS reflects the potential dilution of securities that could occur if the Company’s dilutive stock options were exercised and thus resulted in the issuance of common stock. Also included in diluted weighted average shares outstanding is unvested restricted stock. The Company has issued twelve consecutive 5% stock dividends between 1993 and 2003. The basic and diluted average number of shares outstanding and earnings per share information for all prior reporting periods have been restated to reflect the effect of all stock dividends.

Intangible Assets - As of January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" . SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company’s intangible assets consist of goodwill resulting from the Finance Company’s branch and loan acquisitions accounted for as purchases, and are included in "Other assets" on the accompanying consolidated balance sheets. Prior to the adoption of SFAS 142, the Company recorded amortization of goodwill of $157,000 for the year ended December 31, 2001 using the straight-line method over a seven-year period. The balance of goodwill at both December 31, 2003 and 2002 was $187,000. Information regarding the effect of amortization expense and net income of the Company for the years ended December 31 is as follows:

(dollars in thousands, except per share data)	2003	2002	2001

Net income as reported	$3,807	$3,442	$2,716
Goodwill amortization, net of taxes	-	-	107

Adjusted net income	$3,807	$3,442	$2,823

Basic earnings per share, as reported	$0.89	$0.82	$0.66
Goodwill amortization, net of taxes	-	-	0.03

Adjusted basic earnings per share	$0.89	$0.82	$0.69

Diluted earnings per share, as reported	$0.79	$0.73	$0.60
Goodwill amortization, net of taxes	-	-	0.02

Adjusted diluted earnings per share	$0.79	$0.73	$0.62

Income Taxes - Income taxes are accounted for in accordance with SFAS 109, " Accounting for Income Taxes ". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax asset will not be realized.

Reporting Comprehensive Income - The Company reports comprehensive income in accordance with SFAS 130, " Reporting Comprehensive Income. " SFAS 130 requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosure requirements of SFAS 130 have been included in the Company’s consolidated statements of shareholders’ equity and comprehensive income.

Fair Value of Financial Instruments - SFAS 107, " Disclosures about Fair Value of Financial Instruments ", requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations which require the exchange of cash or other financial instruments. Certain financial instruments and all non-financial instruments are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment, and other assets and liabilities. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Disclosures Regarding Segments - SFAS 131, " Disclosures about Segments of an Enterprise and Related Information " establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has two reportable operating segments, Summit National Bank and Freedom Finance, Inc.

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

(dollars, except per share, in thousands)	2003	2002	2001

Net income, as reported	$3,807	$3,442	$2,716
Less - total stock-based employee compensation expense determined under fair value based method, net of taxes	170	216	345

Proforma net income	$3,637	$3,226	$2,371

Basic earnings per share:
As reported	$0.89	$0.82	$0.66
Proforma	$0.85	$0.77	$0.57
Diluted earnings per share:
As reported	$0.79	$0.73	$0.60
Proforma	$0.75	$0.68	$0.52

Reclassifications - Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 presentations. These reclassifications had no impact on shareholders’ equity or net income as previously reported.

Note 2 - Restrictions on Cash and Due From Banks
The Company’s bank subsidiary is required to maintain average reserve balances, net of vault cash, with the Federal Reserve Bank of Richmond against outstanding domestic deposits and certain other liabilities. The required reserves, which are reported in "Cash and due from banks" on the accompanying consolidated balance sheets, were $1,957,000 and $1,877,000 at December 31, 2003 and 2002, respectively.

Note 3 - Investment Securities
All investment securities are classified as "Available for Sale" in each year presented. There are no securities classified as "Held to Maturity" or "Trading" in any year presented. The aggregate amortized cost, estimated fair value, and gross unrealized gains and losses of investment securities available for sale at December 31 are as follows:

(dollars in thousands)	2003				2002

	Amortized	Gross Unrealized		Estimated Fair	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. government agencies	$23,520	$49	$(397)	$23,172	$18,609	$246	$(33)	$18,822
Mortgage-backed securities	44,054	132	(237)	43,949	27,321	422	-	27,743
State and municipal securities	23,268	666	(168)	23,766	16,567	370	(38)	16,899

	$90,842	$847	$(802)	$90,887	$62,497	$1,038	$(71)	$63,464

Note 3 - Investment Securities - continued
The estimated fair value and gross unrealized losses of investment securities available for sale at December 31, 2003 for securities with unrealized losses, and the period of time the securities have been in a loss position, are presented in the following table.

(dollars in thousands)	Less than 12 months		12 months or longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$19,372	$(397)	$-	$-	$19,372	$(397)
Mortgage-backed securities	30,082	(237)	-	-	30,082	(237)
State and municipal securities	5,162	(168)	-	-	5,162	(168)

	$54,616	$(802)	$-	$-	$54,616	$(802)

The above investment securities are considered to have a temporary impairment in value resulting primarily from the current year market shifts in the Treasury yield curve. There are 39 securities which have been in an unrealized loss position for less than 12 months and none in an unrealized loss position for more than 12 months. The Company has demonstrated an ability to hold securities until maturity, thus an actual loss may not be realized. There has been no credit quality deterioration of any of the above securities and the agency securities carry the implied guarantee of the U.S. Government.

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

(dollars in thousands)	2003		2002

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$-	$-	$-	$-
Due after one year, through five years	1,153	1,181	9,780	9,951
Due after five years, through ten years	31,684	31,297	16,233	16,400
Due after ten years	58,005	58,409	36,484	37,113

	$90,842	$90,887	$62,497	$63,464

The change in the net unrealized gain on securities available for sale, net of taxes, recorded in shareholders’ equity for the year ended December 31, 2003 was ($572,000). Investment securities with an approximate book value of $43,788,000 and $23,917,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. Estimated fair values of securities pledged were $43,870,000 and $24,481,000 at December 31, 2003 and 2002, respectively.

Information related to the sale of securities classified as available for sale for each year is as follows:

(dollars in thousands)	2003	2002	2001

Proceeds from sales of securities	$29,547	$19,945	$12,695
Gross realized gains on securities sold	391	159	261
Gross realized losses on securities sold	24	42	4

Note 4 - Investments in Stock
Summit National Bank, as a member of the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank of Atlanta ("FHLB"), is required to own capital stock in these organizations. The amount of stock owned is based on the Bank’s capital levels in the case of the FRB and totaled $255,000 at December 31, 2003 and 2002. The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $2,616,000 and $2,030,000 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the Bank owns $133,000 of stock in The Bankers Bank located in Atlanta, Georgia. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

Note 5 - Loans and Allowance for Loan Losses
A summary of loans by classification at December 31 is as follows:

(dollars in thousands)	2003	2002

Commercial and industrial	$33,370	$30,643
Commercial secured by real estate	74,845	77,748
Real estate - residential mortgages	64,921	67,963
Real estate - construction	49,313	32,791
Installment and other consumer loans	5,845	5,846
Consumer finance, net of unearned income of $1,033 and $1,088	3,267	3,544
Other loans and overdrafts	241	265

	231,802	218,800
Less - allowance for loan losses	(3,437)	(3,369)

	$228,365	$215,431

The Company’s loan portfolio is composed of loans to individuals and small and medium-sized businesses for various personal and commercial purposes primarily in the Upstate of South Carolina. The loan portfolio is diversified by borrower and geographic area. The Company regularly monitors its credit concentrations based on loan purpose, industry, and customer base. Industry concentrations parallel the mix of economic activity in the Company’s markets, the most significant of which are the commercial real estate, textile, and automobile and trucking industries. Although the portfolio is affected by economic conditions, repayment of loans therein is not excessively dependent on any specific economic segment. As of December 31, 2003, there were no material concentrations of credit risk within the Company’s loan portfolio as determined by management.

Changes in the allowance for loan losses for the years ended December 31 are as follows:

(dollars in thousands)	2003	2002	2001

Balance, beginning of year	$3,369	$2,937	$2,560
Provision for losses	786	847	725
Loans charged-off	(1,074)	(647)	(488)
Recoveries of loans previously charged-off	356	232	140

Balance, end of year	$3,437	$3,369	$2,937

Nonperforming assets and impaired loans at December 31 are as follows:

(dollars in thousands)	2003	2002	2001

Accruing loans, past due in excess of 90 days	$170	$187	$153
Accruing loans, considered impaired under SFAS 114	-	-	-
Non-accrual loans, not considered impaired	587	293	135
Non-accrual loans, considered impaired under SFAS 114	-	-	1,045
Other real estate owned	125	-	-

There were no loans considered impaired during 2003 or 2002. The average balance of impaired loans was $1,099,000 for the year ended December 31, 2001. There was no allowance required on impaired loans at the 2001 year end. The amount of foregone interest income that would have been recorded had the non-accrual loans performed according to their contractual terms amounted to approximately $27,000, $10,000 and $62,000 during 2003, 2002 and 2001, respectively. Interest income recognized on non-accrual and impaired loans was approximately $33,000, $15,000 and $35,000 during 2003, 2002 and 2001, respectively.

Note 6 - Premises and Equipment
A summary of premises and equipment at December 31 is as follows:

(dollars in thousands)	2003	2002

Land	$1,043	$1,043
Building and leasehold improvements	3,336	3,333
Furniture, fixtures, equipment and software	3,084	2,950
Vehicles	188	188
Construction and assets in process	98	-

	7,749	7,514
Less - accumulated depreciation	(3,679)	(3,317)

	$4,070	$4,197

Depreciation expense charged to operations totaled $435,000, $488,000, and $467,000 in 2003, 2002, and 2001, respectively.

Note 7 - Deposits
The scheduled maturities of time deposits subsequent to December 31 each year end are as follows:

(dollars in thousands)	2003	2002

2003	$-	$85,509
2004	112,891	8,271
2005	4,237	2,217
2006	5,169	1,690
2007	670	579
2008	221	-
Thereafter	-	31

	$123,188	$98,297

At December 31, 2003, the remaining maturity of time deposits in denominations in excess of $100,000 is $22,606,000 in three months or less; $13,938,000 in over three through six months; $23,261,000 in over six through 12 months; and $5,395,000 in over 12 months.

Note 8 - Short-Term Borrowings
Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. These borrowings bear interest at the prevailing market rate for federal funds purchased. Average interest rates on federal funds purchased were 1.55%, 1.95%, and 3.72% for the years ended December 31, 2003, 2002, and 2001, respectively. There were no outstanding balances of federal funds purchased at December 31, 2003 or 2002. Average balances were $1,030,000, $236,000, and $58,000 for 2003, 2002, and 2001, respectively. The maximum balance of federal funds purchased at any time during 2003, 2002, and 2001 was $11.5 million, $5.5 million, and $5.6 million, respectively. At December 31, 2003, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated banks with available balances totaling $19.8 million. These lines are generally available to be outstanding up to ten consecutive days for general corporate purposes of the Bank and have specified repayment deadlines after disbursement of funds. All of the lenders have reserved the right to withdraw these lines at their option.

Other short-term borrowings outstanding during 2002 and 2001 consisted of a term loan agreement with an unrelated individual. This loan had an initial term of six months and matured during 2002. This term loan was unsecured and paid interest at a fixed rate. The weighted average interest rate on short-term borrowings outstanding for each of the years ended December 31, 2002 and 2001 was 3.88% and 6.22%, respectively.

Note 9 - Federal Home Loan Bank Advances
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

Total qualifying loans of the Bank pledged to the FHLB for advances at December 31, 2003 were approximately $97 million. In addition, investment securities with a book value and market value of $10 million are pledged to the FHLB for advances. The Bank has adopted the policy of pledging excess collateral to facilitate future advances. At December 31, 2003, the Bank had a total credit facility with the FHLB equal to 25% of the Bank’s total assets, limited to qualifying collateral. Available credit at December 31, 2003 was approximately $16 million.

At December 31, 2003 fixed rate FHLB advances had initial maturities from one to ten years. At December 31, 2003, included in the three, five, and greater than five year maturities, detailed below, were advances totaling $14 million subject to call provisions at the option of the FHLB with call dates ranging from March 2004 to March 2008. Call provisions are more likely to be exercised by the FHLB when rates rise. Advances totaling $6,000,000 at December 31, 2003 were at variable rates based on three month LIBOR and were priced at approximately 1.23% as of year end.

Advances from the FHLB, including scheduled maturities subsequent to year end, at December 31 consist of the following:

(dollars in thousands)	2003		2002
Maturing in year ended December 31,	Amount	Weighted Rate	Amount	Weighted Rate

2003	$-	-	$13,500	4.38%
2004	11,000	2.86%	9,000	3.34%
2005	2,000	1.24%	1,000	6.60%
2006	8,700	3.42%	5,300	4.69%
2007	5,400	3.66%	6,800	3.67%
2008	15,250	3.04%	1,000	5.51%
Thereafter	9,967	3.40%	4,000	3.78%

	$52,317	3.13%	$40,600	4.10%

Note 10 - Income Taxes
The provision for income taxes for the years ended December 31 is as follows:

(dollars in thousands)	2003	2002	2001

Current:
Federal	$1,558	$1,584	$1,356
State	185	157	129

	1,743	1,741	1,485

Deferred:
Federal	7	(160)	(200)
State	4	4	(5)

	11	(156)	(205)

Total tax provision	$1,754	$1,585	$1,280

Note 10 - Income Taxes - continued
Income taxes are different than tax expense computed by applying the statutory federal tax rate of 34% to income before income taxes. The reasons for the differences for years ended December 31 are as follows:

(dollars in thousands)	2003	2002	2001

Tax expense at statutory rate	$1,891	$1,709	$1,359
State tax, net of federal benefit	125	106	82
Effect of tax exempt interest	(260)	(227)	(168)
Other, net	(2)	(3)	7

Total	$1,754	$1,585	$1,280

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

(dollars in thousands)	2003	2002

Deferred tax assets:
Allowance for loan losses deferred for tax purposes	$1,139	$1,117
Book depreciation and amortization in excess of tax	19	86
Other	128	100

Gross deferred tax assets	1,286	1,303
Deferred tax liabilities:
Unrealized net gains on securities available for sale	(17)	(367)
Compensation expense deferred for financial reporting	(12)	(18)

Gross deferred tax liabilities	(29)	(385)

Net deferred tax asset	$1,257	$918

The net deferred tax asset is included in "Other assets" in the accompanying consolidated balance sheets. A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale for which a current period deferred tax benefit of $350,000 has been recorded directly to shareholders’ equity. The balance of the change in the net deferred tax asset results from the current period deferred tax expense of $11,000. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient income to realize the net deferred tax asset and no valuation allowance is considered necessary at December 31, 2003.

Note 11 - Other Income and Other Expenses
The components of other operating income and other operating expenses for the years ended December 31 are as follows:

(dollars in thousands)	2003	2002	2001

Other Income:
Late charges and other loan fees	$274	$274	$295
Mortgage origination fees	325	267	181
Nondeposit product sales commission	99	110	165
Other	449	313	312

	$1,147	$964	$953

Other Expenses:
Advertising and public relations	$313	$271	$230
Stationary, printing and office support	382	357	386
Merchant and credit card service expense	354	386	391
Legal and professional fees	466	395	335
Amortization of intangibles	-	-	157
Other	831	658	626

	$2,346	$2,067	$2,125

Note 12 - Common Stock and Per Share Information
On December 5, 2003, the Company issued a 5% stock dividend. The dividend was issued to all shareholders of record on November 21, 2003 and resulted in the issuance of approximately 205,000 shares of common stock of the Company. All average share and per share data have been retroactively restated to reflect the stock dividend as of the earliest period presented.

As of December 31, 2003, there were approximately 994,000 common shares reserved for issuance under stock compensation benefit plans, of which approximately 369,000 were available for issuance.

The following is a reconciliation of the denominators of the basic and diluted per share computations for net income. There was no required adjustment to the numerator from the net income reported on the accompanying consolidated statements of income.

	2003		2002		2001

	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$3,807,000	$3,807,000	$3,442,000	$3,442,000	$2,716,000	$2,716,000

Average shares outstanding	4,256,000	4,256,000	4,176,000	4,176,000	4,133,000	4,133,000
Effect of dilutive securities:
Stock options	-	580,000	-	549,000	-	381,000
Unvested restricted stock	-	6,000	-	19,000	-	36,000

	4,256,000	4,842,000	4,176,000	4,744,000	4,133,000	4,550,000

Per share amount	$0.89	$0.79	$0.82	$0.73	$0.66	$0.60

Note 13 - Stock Compensation Plans
The Company has a Restricted Stock Plan for awards to certain key employees. Under the Restricted Stock Plan, the Company may grant common stock to its employees for up to 326,000 shares, with 244,000 shares available for grant at December 31, 2003. All shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. The restrictions as to transferability of shares granted under this plan vest over a period of five years at a rate of 20% per year on each anniversary date of the grant. At December 31, 2003, there were 82,000 shares of common stock outstanding which were issued under the Restricted Stock Plan, of which 6,000 shares were unvested. Deferred compensation representing the difference between the fair market value of the stock at the date of grant and the cash paid for the stock is amortized over the five-year vesting period as the restrictions lapse. Included in the accompanying consolidated statements of income under the caption "Salaries, wages and benefits" is $26,000, $128,000, and $126,000 of amortized deferred compensation for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has two Incentive Stock Option Plans, one approved in 1989 (which has expired and no additional grants may be made under it) and one in 2000, and a nonqualified Non-Employee Stock Option Plan (collectively referred to as stock-based option plans). Under the Incentive Stock Option Plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. At December 31, 2003, 261,000 shares of common stock are reserved under the Incentive Stock Option Plans, and 80,000 of these reserved shares are available to be granted under the 2000 Plan.

Under the Non-Employee Stock Option Plan, options have been granted at a price not less than the fair market value of the shares at the date of grant to eligible non-employee directors as a retainer for their services as directors. Options granted are exercisable for a period of ten years from the date of grant. Options granted in 1995 became exercisable one year after the date of grant. Options granted in 1996 become exercisable over a period of nine years at a rate of 11.1% per year on each of the first nine anniversaries of the date of grant. The Non-Employee Stock Option Plan authorizes the granting of stock options up to a maximum of 407,000 shares of common stock. At December 31, 2003, 46,000 reserved shares of common stock are available to be issued under this plan.

All outstanding options, option price, and option activity for all stock-based option plans have been retroactively restated to reflect the effects of all 5% stock dividends issued.

Note 13 - Stock Compensation Plans - continued
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

The weighted average fair value per share of options, calculated using the Black-Scholes option-pricing model, granted in 2003 and 2002 amounted to $9.16 and $7.66, respectively. There were no stock options granted during 2001. For purposes of the proforma calculation, compensation expense is recognized on a straight line basis over six years. In calculating the proforma disclosures, the fair values of options granted were estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	2003	2002	2001

Historical volatility	49.6%	49.5%	N/A
Risk-free interest rate	3.35%	2.70%	N/A
Expected life of options	5.8 years	5.7 years	N/A
Dividend yield	0.60%	N/A	N/A

A summary of the activity under the stock-based option plans for the years ended December 31 and information about stock options outstanding under the stock-based option plans at December 31, 2003 is as follows:

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, January 1	968,221	$5.67	1,000,386	$5.61	1,031,946	$5.60
Granted	4,641	$17.48	4,190	$13.91	-	-
Canceled	(10,489)	$5.25	(3,739)	$9.55	(12,521)	$8.83
Exercised	(99,096)	$4.50	(32,616)	$4.46	(19,039)	$2.86

Outstanding, December 31	863,277	$5.87	968,221	$5.67	1,000,386	$5.61

Exercisable, December 31	735,002	$5.64	759,367	$5.33	708,116	$5.10

At December 31, 2003	Options Outstanding			Options Exercisable

Range of Exercise Prices:	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$3.61	123,587	0.8 years	$3.61	123,587	$3.61
$4.83	274,295	2.0 years	$4.83	222,174	$4.83
$5.25 - $5.33	246,496	3.0 years	$5.33	246,496	$5.33
$7.20 - $7.82	135,340	6.3 years	$7.78	80,278	$7.77
$8.64 - $10.49	36,648	6.2 years	$9.19	23,775	$9.29
$11.94 - $12.14	38,301	4.3 years	$11.95	37,854	$11.95
$13.91 – $17.86	8,610	9.3 years	$15.84	838	$13.91

$3.61 - $17.86	863,277	3.1 years	$5.87	735,002	$5.64

Note 14 - Employee Benefit Plans
The Company maintains an employee benefit plan for all eligible employees of the Company and its subsidiaries under the provisions of Internal Revenue Code Section 401K. The Summit Retirement Savings Plan ("the Plan") allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches employee contributions from one percent to a maximum of six percent of deferred compensation. The matching contributions as a percent of deferred compensation were 6% for each year 2003, 2002 and 2001. A total of $164,000, $179,000, and $157,000, respectively, in 2003, 2002, and 2001 was charged to operations for the Company’s matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after completion of six years of service, as defined in the Plan.

During 1998, Summit National Bank entered into salary continuation agreements with several key management employees. Under the agreements, the Bank is obligated to provide for each such executive officer or his beneficiaries, during a period of 20 years after the employee’s death, disability, or retirement, annual benefits ranging from $43,000 to $130,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this nonqualified salary continuation plan, which is an unfunded plan, for the years ended December 31, 2003, 2002 and 2001 amounted to $87,000, $69,000 and $62,000, respectively. To partially finance benefits to be paid under this plan, the Bank purchased, and is the beneficiary of, several life insurance policies. Proceeds from the insurance policies are payable to the Company upon the death of the participant. During 2003, additional insurance policies totaling $1.5 million were purchased to finance additional benefits added to existing agreements during the year. The cash surrender value of these policies included in the accompanying consolidated balance sheets in "Other assets" was $3,737,000 and $2,109,000 at December 31, 2003 and 2002, respectively.

Note 15 - Regulatory Restrictions
The ability of the Company to pay cash dividends is dependent upon its receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds that bank’s net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. The Bank paid its first cash dividend of $0.51 per common share totaling $434,000 in December 2003. It is currently the Bank’s intention to pay all dividends only from the net income of the current year.

Under current Federal Reserve regulations, the Bank is limited in the amount it may loan to the Company, the Finance Company, or other affiliates. Loans made by the Bank to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20%, of the Bank’s capital, surplus, and undivided profits, after adding back the allowance for loan losses. Based on these limitations, approximately $6.1 million was available for loans to the Company and the Finance Company at December 31, 2003. Certain collateral restrictions also apply to loans from the Bank to its affiliates.

Note 16 - Regulatory Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier I capital, and Tier I leverage capital as set forth in the table following. Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 2003 and 2002, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company’s or the Bank’s risk-based capital regulatory-defined category.

Note 16 - Regulatory Capital Requirements - continued
The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2003 and 2002 as well as the minimum calculated amounts for each regulatory defined category.

(dollars in thousands)	Actual		To Be Categorized "Adequately Capitalized"		To Be Categorized "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003

The Company
Total capital to risk-weighted assets	$35,223	13.75%	$20,486	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$32,019	12.50%	$10,243	4.00%	N.A.
Tier 1 capital to average assets	$32,019	9.92%	$12,911	4.00%	N.A.

The Bank
Total capital to risk-weighted assets	$30,522	12.05%	$20,269	8.00%	$25,336	10.00%
Tier 1 capital to risk-weighted assets	$27,354	10.80%	$10,134	4.00%	$15,202	6.00%
Tier 1 capital to average assets	$27,354	8.57%	$12,772	4.00%	$15,965	5.00%

As of December 31, 2002

The Company
Total capital to risk-weighted assets	$30,946	13.20%	$18,754	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$28,010	11.95%	$9,377	4.00%	N.A.
Tier 1 capital to average assets	$28,010	9.70%	$11,555	4.00%	N.A.

The Bank
Total capital to risk-weighted assets	$27,099	11.69%	$18,543	8.00%	$23,179	10.00%
Tier 1 capital to risk-weighted assets	$24,199	10.44%	$9,271	4.00%	$13,907	6.00%
Tier 1 capital to average assets	$24,199	8.48%	$11,411	4.00%	$14,263	5.00%

Note 17 - Contingent Liabilities and Commitments
In the normal course of business, the Company and its subsidiaries are periodically subject to various pending or threatened lawsuits in which claims for monetary damages may be asserted. In the opinion of the Company’s management, after consultation with legal counsel, none of this litigation should have a material adverse effect on the Company’s financial position or results of operations.

The Company leases branch facilities for both the Bank and the Finance Company. These leases have initial terms of from two to ten years and various renewal options under substantially the same terms with certain rate escalations. Rent expense charged to operations totaled $294,000, $290,000, and $299,000, respectively, for the years ended December 31, 2003, 2002, and 2001. The annual minimum rental commitments under the terms of the Company’s noncancellable leases subsequent to December 31, 2003 are: $278,000 in 2004; $87,000 in 2005; and $24,000 in 2006 totaling lease commitments of $389,000. There are no commitments after 2006.

Note 18 - Related Party Transactions
Directors, executive officers, and associates of such persons are customers of and have transactions with the Company’s bank subsidiary in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which are made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. All loans to related parties were current and performing in accordance with contractual terms at December 31, 2003. The aggregate dollar amount of loans outstanding to related parties was approximately $4,925,000 and $5,333,000 at December 31, 2003 and 2002, respectively. During 2003, new loans and advances on lines of credit of approximately $3,691,000 were made, and payments on these loans and lines totaled approximately $4,099,000. At December 31, 2003, there were commitments to extend additional credit to related parties in the amount of approximately $2,689,000.

Note 19 - Off-Balance Sheet Financial Instruments
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

Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. As such, there are no "stand-ready obligations" in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, "Accounting for Contingencies" . At December 31, 2003 and 2002, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material.

At December 31, the Company’s total contractual amounts of commitments and letters of credit are as follows:

(dollars in thousands)	2003	2002

Legally binding commitments to extend credit:
Commercial and industrial	$14,621	$18,474
Residential real estate, including prime equity lines	17,890	18,499
Construction and development	12,968	12,971
Consumer and overdraft protection	2,373	2,927

	47,852	52,871
Standby letters of credit	3,925	3,607

Total commitments	$51,777	$56,478

Approximately $1,326,000 and $2,535,000 of total commitments at December 31, 2003 and 2002, respectively, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

Note 20 - Segment Information
The Company reports information about its operating segments in accordance with SFAS 131, " Disclosures about Segments of an Enterprise and Related Information". Summit Financial Corporation is the parent holding company for Summit National Bank ("Bank"), a nationally chartered bank, and Freedom Finance, Inc. ("Finance"), a consumer finance company. The Company considers the Bank and the Finance Company separate business segments. Financial performance for each segment is detailed in the following tables. Included in the "Corporate" column are amounts for general corporate activities and eliminations of intersegment transactions.

(dollars in thousands)	Bank	Finance	Corporate	Total

At and for the year ended December 31, 2003
Interest income	$15,642	$1,829	$(26)	$17,445
Interest expense	5,156	147	(147)	5,156

Net interest income	10,486	1,682	121	12,289
Provision for loan losses	450	336	-	786
Noninterest income	2,654	336	(60)	2,930
Noninterest expenses	7,476	1,367	29	8,872

Income before income taxes	5,214	315	32	5,561
Income taxes	1,626	116	12	1,754

Net income	$3,588	$199	$20	$3,807

Net loans	$225,968	$3,038	$(641)	$228,365

Total assets	$341,033	$3,596	$(708)	$343,921

(dollars in thousands)	Bank	Finance	Corporate	Total

At and for the year ended December 31, 2002
Interest income	$15,931	$1,924	$(34)	$17,821
Interest expense	6,166	184	(176)	6,174

Net interest income	9,765	1,740	142	11,647
Provision for loan losses	530	317	-	847
Noninterest income	2,394	337	(60)	2,671
Noninterest expenses	7,037	1,379	28	8,444

Income before income taxes	4,592	381	54	5,027
Income taxes	1,423	142	20	1,585

Net income	$3,169	$239	$34	$3,442

Net loans	$213,318	$3,298	$(1,185)	$215,431

Total assets	$298,484	$3,938	$(216)	$302,206

(dollars in thousands)	Bank	Finance	Corporate	Total

At and for the year ended December 31, 2001
Interest income	$18,439	$1,813	$(47)	$20,205
Interest expense	9,776	266	(235)	9,807

Net interest income	8,663	1,547	188	10,398
Provision for loan losses	478	247	-	725
Noninterest income	2,293	337	(48)	2,582
Noninterest expenses	6,763	1,482	14	8,259

Income before income taxes	3,715	155	126	3,996
Income taxes	1,174	60	46	1,280

Net income	$2,541	$95	$80	$2,716

Net loans	$201,682	$3,368	$(946)	$204,104

Total assets	$269,570	$3,964	$(437)	$273,097

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

The Company has used management’s best estimate of fair values based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income tax or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

The estimated fair values of the Company’s financial instruments as of December 31 are as follows:

(dollars in thousands)	2003		2002

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and due from banks	$9,854	$9,854	$6,929	$6,929
Interest-bearing bank balances	341	341	2,176	2,176
Federal funds sold	201	201	2,491	2,491
Investment securities available for sale	90,887	90,887	63,464	63,464
Investment in FHLB and other stock	3,004	3,004	2,418	2,418
Loans, net	228,365	235,651	215,431	224,011
Financial Liabilities:
Deposits	257,012	257,872	230,515	229,155
Federal Home Loan Bank advances	52,317	52,148	40,600	39,398

Note 22 – Quarterly Operating Results (unaudited)
Consolidated quarterly operating data for the years ended December 31 is summarized as follows (per share data has been restated to reflect all 5% stock dividends issued):

(dollars in thousands, except per share data)	2003				2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$4,329	$4,424	$4,280	$4,412	$4,465	$4,453	$4,515	$4,388
Interest expense	1,368	1,363	1,207	1,218	1,611	1,540	1,562	1,461

Net interest income	2,961	3,061	3,073	3,194	2,854	2,913	2,953	2,927
Provision for loan losses	173	229	100	284	125	225	196	301

Net interest income after provision	2,788	2,832	2,973	2,910	2,729	2,688	2,757	2,626
Noninterest income	761	855	758	556	682	662	682	645
Noninterest expenses	2,223	2,148	2,316	2,185	2,273	2,178	2,106	1,887

Income before taxes	1,326	1,539	1,415	1,281	1,138	1,172	1,333	1,384
Income taxes	417	480	445	412	365	372	424	424

Net income	$909	$1,059	$970	$869	$773	$800	$909	$960

Net income per share:
Basic	$0.21	$0.25	$0.23	$0.20	$0.18	$0.19	$0.22	$0.23
Diluted	$0.19	$0.22	$0.20	$0.18	$0.17	$0.17	$0.19	$0.20
Average common shares outstanding:
Basic	4,213,000	4,253,000	4,262,000	4,296,000	4,162,000	4,170,000	4,175,000	4,194,000
Diluted	4,781,000	4,842,000	4,843,000	4,899,000	4,630,000	4,766,000	4,784,000	4,793,000

Note 23 - Parent Company Financial Information
The following is condensed financial information of Summit Financial Corporation (parent company only) at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001.

SUMMIT FINANCIAL CORPORATION
Condensed Balance Sheets

	December 31,
(dollars in thousands)	2003	2002

Assets
Cash	$1,791	$134
Interest-bearing deposits	-	1,139
Investment in bank subsidiary	27,382	24,800
Investment in nonbank subsidiary	653	454
Due from subsidiaries	2,428	2,268

	$32,254	$28,795

Liabilities and Shareholders’ Equity
Accruals and other liabilities	$49	$39
Due to subsidiaries	-	14
Shareholders’ equity	32,205	28,742

	$32,254	$28,795

Note 23 - Parent Company Financial Information - continued

SUMMIT FINANCIAL CORPORATION
Condensed Statements of Income

	For the Years Ended December 31,
(dollars in thousands)	2003	2002	2001

Interest income	$121	$142	$188
Interest expense	-	-	-

Net interest income	121	142	188
Noninterest expenses	89	88	62

Net operating income	32	54	126
Equity in undistributed net income of subsidiaries	3,787	3,408	2,636

Income before taxes	3,819	3,462	2,762
Income taxes	12	20	46

Net income	$3,807	$3,442	$2,716

SUMMIT FINANCIAL CORPORATION
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(dollars in thousands)	2003	2002	2001

Operating activities:
Net income	$3,807	$3,442	$2,716
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,787)	(3,408)	(2,636)
Decrease (increase) in other assets	-	2	(2)
Increase in other liabilities	10	4	8
Amortization of deferred compensation	26	128	126

Net cash provided by operating activities	56	168	212

Investing activities:
Net decrease (increase) in due from subsidiaries	33	8	(374)
Net (decrease) increase in due to subsidiaries	(14)	12	2

Net cash provided (used) by investing activities	19	20	(372)

Financing activities:
Employee stock options exercised	446	145	54
Cash dividends declared ($0.10 per common share)	(430)	-	-
Cash dividends received from subsidiary	434	-	-
Cash paid in lieu of fractional shares	(7)	(4)	(3)

Net cash provided by financing activities	443	141	51

Net increase (decrease) in cash and cash equivalents	518	329	(109)
Balance, beginning of year	1,273	944	1,053

Balance, end of year	$1,791	$1,273	$944

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Summit Financial Corporation

We have audited the accompanying consolidated balance sheets of Summit Financial Corporation and subsidiaries ("the Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

Greenville, South Carolina	/s/ KPMG LLP
February 12, 2004

MANAGEMENT’S REPORT

Primary responsibility for the integrity and objectivity of the Company’s consolidated financial statements rests with management. The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and accordingly include amounts that are based on management’s best estimates and judgments. Non-financial information included in the Summary Annual Report to Shareholders has also been prepared by management and is consistent with the consolidated financial statements.

    To assure that financial information is reliable and data is presented fairly in the financial statements, management has established and maintains an internal control structure which is supplemented by a program of internal audits. The internal control structure is designed to provide reasonable assurance that assets are safeguarded and transactions are executed, recorded and reported in accordance with management intentions and authorizations. The internal control structure includes disclosure controls and procedures and internal controls over financial reporting.

    To assure the effective administration of the system of internal controls, the Company develops and widely disseminates written policies and procedures, provides adequate communication channels and fosters an environment conducive to the effective functioning of internal controls. All employees of the Company are informed of the need to conduct our business affairs in accordance with the highest ethical standards. The Company has set forth a written code of business conduct and ethics and communicated it to all employees.

The Audit Committee, composed entirely of outside directors, meets periodically (separately and jointly) with Company management, the internal auditor, and the independent auditors, KPMG LLP, to review matters relative to the quality of financial reporting, internal control, and the nature, timing, extent and results of the audit efforts. KPMG LLP, have audited the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America, as described in their report.

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

Item 9a. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are designed and effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There was no significant change in the Company’s "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth under the headings "Proposal 1 - Election of Directors", "Executive Officers and Compensation", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Audit Committee Matters" in the definitive Proxy Statement of the Company filed in connection with its 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The Company has adopted a Code of Ethics for its directors, chief executive officer, chief financial officer, controller and all employees. A copy of the Company’s Code of Ethics will be furnished to any interested party, without charge, upon written request to: Ms. Blaise B. Bettendorf, CFO, Summit Financial Corporation, Post Office Box 1087, Greenville, South Carolina, 29602.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings "Directors’ Compensation", "Executive Officers and Compensation", "Compensation Committee Report", and "Stock Performance Graph" in the definitive Proxy Statement of the Company filed in connection with its 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the headings "Stock Ownership" and "Proposal 1 - Election of Directors" in the definitive Proxy Statement of the Company filed in connection with its 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of December 31, 2003 is as follows:

EQUITY COMPENSATION PLAN INFORMATION

(a) Plan Category	(b) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(c) Weighted-Average Price of Outstanding Options, Warrants, and Rights	(d) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities in column (a))

Equity compensation plans approved by shareholders	863,277	$5.87	369,321
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	863,277	$5.87	369,321

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the heading "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management" in the definitive Proxy Statement of the Company filed in connection with its 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the heading "Audit Committee Matters" in the definitive Proxy Statement of the Company filed in connection with its 2004 Annual Meeting of Shareholders, which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)       List of documents filed as a part of this report:

1. Financial Statements:

The following consolidated financial statements and report of independent auditors of the Company are included in Part II, Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income For The Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity And Comprehensive Income For The Years Ended December 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows For The Years Ended December 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements
Independent Auditors’ Report

2. Financial Statement Schedules:

All other consolidated financial statements or schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto referenced in Item 15(a)1 above, or is not applicable or required.

3. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant's Registration Statement on Form S-1 Under The Securities Act of 1933, File No. 33-31466).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, File No. 000-19235).

4.
Form of Certificate for Common Stock (incorporated by reference to Exhibit 4 filed with the Registrant's Registration Statement on Amendment No. 1 To Form S-1 Under The Securities Act of 1933, File No. 33-31466).

10.1 ***
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

10.3 ***
Employment Agreement of J. Randolph Potter dated December 21, 1998 (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-19235).

10.4 ***
Employment Agreement of Blaise B. Bettendorf dated December 21, 1998 (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-19235).

10.5 ***
Summit Financial Corporation Restricted Stock Plan (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 000-19235).

10.6 ***
Summit Financial Corporation Non-Employee Stock Option Plan (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 000-19235).

58

10.7 ***
Employment Agreement of James B. Schwiers dated September 2, 1999 (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-19235).

10.8 ***
Summit Financial Corporation 1999 Incentive Stock Plan (incorporated by reference to Exhibit 10.8 filed the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-19235).

10.9 ***
Employment Agreement of James G. Bagnal dated April 20, 2001 (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-19235).

10.10
Lease Agreement for East North Street Bank Site (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-19235)

10.11 ***
Salary Continuation Agreement of J. Randolph Potter dated September 9, 1998 (incorporated by reference to Exhibit 10.11 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-19235) .

10.12 ***
Salary Continuation Agreement of Blaise B. Bettendorf dated September 9, 1998 (incorporated by reference to Exhibit 10.12 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-19235).

10.13 ***
Salary Continuation Agreement of James B. Schwiers dated September 9, 1998 (incorporated by reference to Exhibit 10.13 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-19235).

21.	Subsidiaries of Summit Financial Corporation:
Summit National Bank, a nationally chartered bank, incorporated in South Carolina
Summit Investment Services, Inc., a subsidiary of Summit National Bank, incorporated in South Carolina
Freedom Finance, Inc., a consumer finance company, incorporated in South Carolina

23.
Consent of KPMG LLP with regard to S-8 Registration Statements for Summit Financial Corporation Restricted Stock Plan (as filed with the Securities and Exchange Commission, "SEC", August 23, 1994, File No. 33-83538); Summit Financial Corporation Incentive Stock Option Plan (as filed with the SEC July 19, 1995, File No. 33-94962); Summit Financial Corporation 1995 Non-Employee Stock Option Plan (as filed with the SEC July 19, 1995, File No. 33-94964) and Summit Financial Corporation 1999 Incentive Stock Option Plan (as filed with the SEC November 21,2003, File No. 333-101367)

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Section 1350 Certificate of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Section 1350 Certificate of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*** - Management contracts or compensatory plan or arrangement.

NOTE: The exhibits listed above will be furnished to any security holder upon written request to Ms. Blaise B. Bettendorf, Chief Financial Officer, Summit Financial Corporation, Post Office Box 1087, Greenville, South Carolina 29602. The Registrant will charge a fee of $.50 per page for photocopying such exhibit.

(b)      Reports on Form 8-K :

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

SUMMIT FINANCIAL CORPORATION
/s/ J. Randolph Potter
Dated: March 17, 2004	J. Randolph Potter, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ J. Randolph Potter	President, Chief Executive Officer and Director	March 17, 2004
J. Randolph Potter

/s/ Blaise B. Bettendorf	Senior Vice President (Principal Financial and Accounting Officer)	March 17, 2004
Blaise B. Bettendorf

/s/ C. Vincent Brown	Chairman, Director	March 17, 2004
C. Vincent Brown

/s/ David C. Poole	Secretary, Director	March 17, 2004
David C. Poole

/s/ James G. Bagnal, III	Director	March 17, 2004
James G. Bagnal, III

/s/ Ivan E. Block	Director	March 17, 2004
Ivan E. Block

/s/ J. Earle Furman, Jr.	Director	March 17, 2004
J. Earle Furman, Jr.

___________________	Director	March 17, 2004
John W. Houser

/s/ T. Wayne McDonald	Director	March 17, 2004
T. Wayne McDonald

/s/ Allen H. McIntyre	Director	March 17, 2004
Allen H. McIntyre

_________________	Director	March 17, 2004
Larry A. McKinney

/s/ James B. Schwiers	Director	March 17, 2004
James B. Schwiers

