Form 10-Q
period 2004-03-31
SUMMIT FINANCIAL CORP
filed 2004-05-13
CIK 856223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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

As of May 5, 2004, 4,450,284 shares of $1.00 par value common stock were outstanding.

SUMMIT FINANCIAL CORPORATION
FORM 10-Q FOR QUARTER ENDED MARCH 31, 2004
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I. FINANCIAL INFORMATION
Item 1.
Consolidated Balance Sheets - March 31, 2004 and December 31, 2003	3
Consolidated Statements of Income - Three months ended March 31, 2004 and 2003	4
Consolidated Statements of Shareholders' Equity and Comprehensive Income - Three months ended March 31, 2004 and 2003	5
Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003	6
Condensed Notes to Consolidated Financial Statements March 31, 2004	7

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.
Controls and Procedures	26

PART II. OTHER INFORMATION	27

SIGNATURES	28

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

PART I. FINANCIAL INFORMATION

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2004	2003

ASSETS
Cash and due from banks	$8,290	$9,854
Interest-bearing bank balances	3,381	341
Federal funds sold	6,235	201
Investments available for sale	70,477	90,887
Investment in Federal Home Loan Bank and other stock	3,070	3,004
Loans, net of unearned income and net of
allowance for loan losses of $3,699 and $3,437	236,494	228,365
Premises and equipment, net	4,031	4,070
Accrued interest receivable	1,417	1,505
Other assets	5,573	5,694

	$338,968	$343,921

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$37,384	$37,037
Interest-bearing demand	23,158	23,542
Savings and money market	74,901	73,245
Time deposits, $100,000 and over	60,406	65,200
Other time deposits	52,663	57,988

	248,512	257,012
Federal Home Loan Bank advances	53,634	52,317
Accrued interest payable	662	841
Other liabilities	1,877	1,546

	304,685	311,716

Shareholders' equity:
Common stock, $1.00 par value; 20,000,000
shares authorized; issued and
outstanding 4,413,686 and 4,312,925 shares	4,414	4,313
Additional paid-in capital	26,356	25,791
Retained earnings	3,089	2,102
Accumulated other comprehensive income, net of tax	691	28
Nonvested resticted stock	(267)	(29)

Total shareholders' equity	34,283	32,205

	$338,968	$343,921

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars, except per share data, in Thousands)
(Unaudited)

	For the Three Months Ended
	March 31,

	2004	2003

Interest Income:
Loans	$3,538	$3,572
Taxable investment securities	622	527
Nontaxable investment securities	250	170
Federal funds sold	2	20
Other	31	40

	4,443	4,329

Interest Expense:
Deposits	763	951
Federal Home Loan Bank advances	410	415
Other borrowings	6	2

	1,179	1,368

Net interest income	3,264	2,961
Provision for loan losses	210	173

Net interest income after provision for loan losses	3,054	2,788

Noninterest Income:
Service charges and fees on deposit accounts	133	137
Credit card service fees and income	102	95
Insurance commission fee income	139	98
Gain on sale of investment securities	22	174
Other income	224	257

	620	761

Noninterest Expense:
Salaries, wages and benefits	1,361	1,314
Occupancy	174	169
Furniture, fixtures and equipment	158	160
Other operating expenses	549	580

	2,242	2,223

Income before income taxes	1,432	1,326
Income taxes	445	417

Net income	$987	$909

Net income per share:
Basic	$.23	$.22
Diluted	$.20	$.19
Average shares outstanding:
Basic	4,319,720	4,212,675
Diluted	4,857,367	4,781,411

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in Thousands)
(Unaudited)

				Accumulated
		Additional		other	Nonvested	Total
	Common	paid-in	Retained	comprehensive	restricted	shareholders'
	stock	capital	earnings	income, net	stock	equity

Balance at December 31, 2002	$4,013	$21,322	$2,862	$600	($55)	$28,742

Net income for the three monthsended March 31, 2003	-	-	909	-	-	909
Other comprehensive loss:
Unrealized holding losses arising during
the period, net of tax of ($8)	-	-	-	(13)	-	-
Less: reclassification adjustment for gains
included in net income, net of tax of ($66)	-	-	-	(108)	-	-

Other comprehensive loss	-	-	-	(121)	-	(121)

Comprehensive income	-	-	-	-	-	788

Stock options exercised	42	160	-	-	-	202
Amortization of deferred
compensation on restricted stock	-	-	-	-	6	6

Balance at March 31, 2003	$4,055	$21,482	$3,771	$479	($49)	$29,738

Balance at December 31, 2003	$4,313	$25,791	$2,102	$28	($29)	$32,205

Net income for the three months ended March 31, 2004	-	-	987	-	-	987
Other comprehensive income:
Unrealized holding gains arising during
the period, net of tax of ($415)	-	-	-	677	-	-
Less: reclassification adjustment for gains
included in net income, net of tax of ($8)	-	-	-	(14)	-	-

Other comprehensive income	-	-	-	663	-	663

Comprehensive income	-	-	-	-	-	1,650

Stock options exercised	87	327	-	-	-	414
Stock issued purshant to restricted stock plan	14	238	-	-	(252)	-
Amortization of deferred
compensation on restricted stock	-	-	-	-	14	14

Balance at March 31, 2003	$4,414	$26,356	$3,089	$691	($267)	$34,283

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net income	$987	$909
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	210	173
Depreciation and amortization	106	111
Net gain on sale of and disposal of equipment and vehicles	(22)	-
Net gain on sale of investments available for sale	(22)	(174)
Net amortization of net premium on investments	30	65
Amortization of deferred compensation on restricted stock	14	6
Decrease (increase) in other assets	(162)	55
Increase in other liabilities	152	192
Deferred income taxes	(36)	(39)

Net cash provided by operating activities	1,257	1,298

Cash flows from investing activities:
Purchases of securities available for sale	(2,268)	(28,602)
Proceeds from maturities of securities available for sale	5,025	8,410
Proceeds from sales of securities available for sale	18,715	12,618
Purchases of investments in FHLB and other stock	(66)	(205)
Net increase in loans	(8,339)	(621)
Purchases of premises and equipment	(67)	(65)
Proceeds from sale of equipment and vehicles	22	-

Net cash provided by (used in) investing activities	13,022	(8,465)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(8,500)	18,728
Proceeds from Federal Home Loan Bank advances	4,000	7,000
Repayments of Federal Home Loan Bank advances	(2,683)	(5,900)
Proceeds from employee stock options exercised	414	202

Net cash (used in) provided by financing activities	(6,769)	20,030

Net increase (decrease) in cash and cash equivalents	7,510	12,863
Cash and cash equivalents, beginning of period	10,396	11,596

Cash and cash equivalents, end of period	$17,906	$24,459

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$1,358	$1,582
Cash paid during the period for income taxes	$455	$45
Change in market value of investment securities available for sale, net of income taxes	$663	($121)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

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

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, the estimates affect the reported income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

The significant accounting policies followed by the Company for interim reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements of the Company at March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at March 31, 2004, and the results of operations and cash flows for the periods ended March 31, 2004 and 2003 have been included. The information contained in the footnotes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2003 should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain interim 2003 amounts have been reclassified to conform with the statement presentations for the interim 2004 period and to reflect the effect of the 5% stock dividend paid in December 2003.

The results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - CASH FLOW INFORMATION:
For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, “Cash and due from banks”, “Interest-bearing bank balances” and “Federal funds sold” to be cash and cash equivalents. These accounts totaled $17,906,000 and $24,459,000 at March 31, 2004 and 2003, respectively.

NOTE 3 – NONPERFORMING ASSETS:
Loans past due in excess of 90 days at March 31, 2004 were $144,000, compared to $170,000 at December 31, 2003, and $171,000 at March 31, 2003. Total nonperforming assets, including non-accrual loans and other real estate owned (“OREO”), at March 31, 2004 were $651,000, compared to $712,000 at December 31, 2003, and $604,000 at March 31, 2003. There were no impaired loans at March 31, 2004, December 31, 2003 or March 31, 2003.

NOTE 4 – STOCK COMPENSATION PLANS:
At March 31, 2004, the Company had three stock-based employee and director option plans, which are described more fully in Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for December 31, 2003. The Company reports stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, which measures compensation expense as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123, “Accounting for Stock-Based Compensation”, encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. Accordingly, no compensation cost has been recognized for the stock-based option plans as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation.

	For the Quarter Ended March 31,
(dollars, except per share, in thousands)	2004	2003

Net income, as reported	$987	$909
Less - total stock-based employee compensation expense determined under fair value based method, net of taxes	31	42

Proforma net income	$956	$867

Earnings per share:
Basic - as reported	$0.23	$0.22
Basic – proforma	$0.22	$0.21
Diluted - as reported	$0.20	$0.19
Diluted – proforma	$0.19	$0.18

NOTE 5 – INTANGIBLE ASSETS:
As of January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company’s intangible assets consist of goodwill resulting from the Finance Company’s branch acquisitions and are included in “Other assets” on the accompanying consolidated balance sheets. The balance of goodwill at March 31, 2004 and December 31, 2003 was $187,000. There was no amortization expense charged in any period presented.

NOTE 6 – PER SHARE INFORMATION:
The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three months ended March 31, 2004 and 2003. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock dividends as of the earliest period presented.

	Three Months Ended March 31,
	2004	2004	2003	2003

	BASIC	DILUTED	BASIC	DILUTED

Net Income	$987,000	$987,000	$909,000	$909,000

Average shares outstanding	4,319,720	4,319,720	4,212,675	4,212,675
Effect of Dilutive Securities:
Stock options	-	520,730	-	562,901
Unvested restricted stock	-	16,917	-	5,835

	4,319,720	4,857,367	4,212,675	4,781,411

Per-share amount	$0.23	$0.20	$0.22	$0.19

NOTE 7 – SEGMENT INFORMATION:
The Company reports information about its operating segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Summit Financial Corporation is the parent holding company for Summit National Bank (“Bank”), a nationally chartered bank, and Freedom Finance, Inc. (“Finance”), a consumer finance company. The Company considers the Bank and the Finance Company separate business segments.

Financial performance for each segment is detailed in the following tables. Included in the “Corporate” column are amounts for general corporate activities and eliminations of intersegment transactions.

At and for the three months ended March 31, 2004
	Bank	Finance	Corporate	Total

Interest income	$3,991	$455	($3)	$4,443
Interest expense	1,178	32	(31)	1,179

Net interest income	2,813	423	28	3,264
Provision for loan losses	145	65	-	210
Other income	537	98	(15)	620
Other expenses	1,896	339	7	2,242

Income before taxes	1,309	117	6	1,432
Income taxes	401	42	2	445

Net income	$908	$75	$4	$987

Net loans	$233,914	$2,617	($37)	$236,494

Total assets	$335,941	$3,078	($51)	$338,968

At and for the three months ended March 31, 2003
	Bank	Finance	Corporate	Total

Interest income	$3,844	$492	($7)	$4,329
Interest expense	1,368	39	(39)	1,368

Net interest income	2,476	453	32	2,961
Provision for loan losses	110	63	0	173
Other income	685	91	(15)	761
Other expenses	1,860	355	8	2,223

Income before taxes	1,191	126	9	1,326
Income taxes	366	48	3	417

Net income	$825	$78	$6	$909

Net loans	$213,528	$2,946	($595)	$215,879

Total assets	$319,031	$3,435	$756	$323,222

SUMMIT FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information presents management’s discussion and analysis of the financial condition and results of operations of Summit Financial Corporation (“the Company” or “Summit Financial”), a financial holding company, and its wholly-owned subsidiaries, Summit National Bank (“the Bank” or “Summit”) and Freedom Finance, Inc. (“the Finance Company” or “Freedom”). The Bank, which is the principal subsidiary, owns all the outstanding shares of Summit Investment Services, Inc. Throughout this discussion and analysis, the term “the Company” refers to Summit Financial Corporation and its subsidiaries.

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the “Company”) on Form 10K for the year ended December 31, 2003. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations as well as to reflect the effect of the 5% stock dividend paid in December 2003. Results of operations for the three month period ended March 31, 2004 are not necessarily indicative of results to be attained for any other period.

FORWARD-LOOKING STATEMENTS AND NON-GAAP FINANCIAL INFORMATION
Certain statements contained herein are “forward-looking statements” identified as such for purposes of the safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements as to industry trends, future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, and other statements that do not relate strictly to historical facts. These statements are not historical facts, but instead are based on current expectations, estimates and projections about the Company, are subject to numerous assumptions, risks and uncertainties, and represent only management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. Any forward-looking statements made speak only as of the date on which such statements are made. The Company disclaims any obligation to update any forward-looking statements. Forward-looking statements are not guarantees of future performance and it is possible that actual results and financial position may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

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
  The timely development and effective marketing of competitive new products and services
  The impact of changes in financial service laws and regulations, including laws concerning taxes, banking, securities and insurance;
  Changes in accounting principles, policies, and guidelines;
  The Company’s success at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings.

This report contains certain financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). The Company’s management uses these non-GAAP measures to analyze the Company’s performance. In particular, net interest income and net interest margin ratios are presented on a fully tax-equivalent basis. Management believes that the presentation of net interest margin on a fully tax-equivalent basis aids in the comparability of net interest margin arising from both taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, the Company’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

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

CRITICAL ACCOUNTING POLICIES
The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of its accounting policies about the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues and expenses. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The Company’s accounting policies are discussed in Note 1 under Notes to Consolidated Financial Statements included in the Company’s Form 10-K for December 31, 2003. Of these significant accounting policies, the Company has determined that accounting for the allowance for loan losses and income taxes are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on problem or impaired loans, as well as historical loss experience associated with homogenous pools of loans. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. The income tax calculations reflect the current period income tax expense for all periods shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The income tax returns, usually filed three months after year-end, are subject to review and possible revision by the tax authorities up until the statute of limitations has expired. These statutes usually expire three years after the time the respective tax returns have been filed.

BALANCE SHEET ACTIVITY
Total assets decreased $5.0 million or 1% from December 31, 2003 to March 31, 2004 to total $339.0 million. The decrease was primarily related to a restructuring of the balance sheet involving the sale of $18.7 million of investment securities. Management implemented this restructuring strategy to enhance future net interest income by better utilizing liquidity, which had built up in 2003, to fund loan growth when loan demand increased in the first quarter of 2004, and to fund the maturing deposits as discussed below. In addition, to manage the expectations of further changes in the treasury market, the investment securities sold were selected to reposition the investment portfolio as a strategy to reduce the price risk and volatility, and to reduce the extension risk arising from increases in the treasury yield curve resulting in a slow down in cash flows from mortgage-backed securities and callable agency securities. The level of investment securities had increased above historical levels during 2003 as excess liquidity was invested in securities rather than being held in overnight securities due to the slow loan demand in 2003. Loans increased $8.4 million or 4% during the first quarter of 2004.

Deposits decreased $8.5 million or 3% during the period to total $248.5 million. A majority of the decrease in deposits was in the time deposit categories, and were primarily non-core deposit accounts from outside the local market which management made a strategic decision to let roll out of the Bank upon maturity. Management determined to not retain these deposits in order to reduce the Bank’s cost of funds, return the loan-to-deposit ratios to more historic levels in order to maximize net interest margin, and to focus on local market deposits.

In addition to the retention of earnings, total equity increased $2.1 million (6%) related to the exercise of stock options during the quarter and the higher unrealized gain on investment securities related to changes in market values.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
The allowance for loan losses is established through charges in the form of a provision for loan losses based on management’s periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management’s opinion of an adequate level to absorb probable losses inherent in the loan portfolio at March 31, 2004. In assessing the adequacy of the allowance and the amount charged to the provision, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are losses which must be charged-off, and to assess the risk characteristics of the portfolio in the aggregate as well as the credit risk associated with particular loans. The Company’s methodology for evaluating the adequacy of the allowance for loan losses incorporates management’s current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied process. The methodology includes segmentation of the loan portfolio into reasonable components based on loan purpose for calculation of the most accurate reserve. Appropriate reserve estimates are determined for each segment based on a review of individual loans, application of historical loss factors for each segment, and adjustment factors applied as considered necessary. The adjustment factors are applied consistently and are quantified for consideration of national and local economic conditions; exposure to concentrations that may exist in the portfolio; impact of off-balance sheet risk; alterations of lending policies and procedures; the total amount of and changes in trends of past due loans, nonperforming loans, problem loans and charge-offs; the total amount of and changes in trends of the Bank’s internally graded “watch list” loans which include classified loans; variations in the nature, maturity, composition, and growth of the loan portfolio; changes in trends of collateral value; entry into new markets; and other factors which may impact the current credit quality of the loan portfolio.

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

The following table sets forth certain information with respect to changes in the Company’s allowance for loan losses for each period presented.

(dollars in thousands)	At and For the Three Months Ended March 31, 2004	At and For the Year Ended December 31, 2003	At and For the Three Months Ended March 31, 2003

Balance at beginning of period	$3,437	$3,369	$3,369

Charge-offs:
Commercial and industrial	-	167	20
Commercial real estate	-	388	65
Installment and consumer	127	519	90

	127	1,074	175

Recoveries:
Commercial and industrial	29	2	-
Commercial real estate	115	205	151
Installment and consumer	35	149	26

	179	356	177

Net recoveries (charge-offs)	52	(718)	(2)
Provision charged to expense	210	786	173

Balance at end of period	$3,699	$3,437	$3,544

Net (recoveries) charge-offs to average loans	(0.09%)	0.32%	0.0%

Allowance to loans, period end	1.54%	1.48%	1.62%

The Company’s nonperforming assets consist of loans on non-accrual basis, loans which are contractually past due 90 days or more on which interest is still being accrued, troubled debt restructurings, and other real estate owned (“OREO”). Generally, loans of the Bank are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as non-accrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible. There were no loans considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) 114, “Accounting by Creditors for Impairment of a Loan” for any period presented. The following table summarizes the nonperforming assets for each period presented.

(dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003

Loans past due 90 days or more, still accruing	$144	170	171
Non-accrual loans	268	$587	604
Troubled debt restructurings	-	-	-
Other real estate owned	383	125	-

Total nonperforming assets	$795	$882	$775

Nonperforming assets to total loans and OREO	0.33%	0.38%	0.35%

Management maintains a list of potential problem loans which includes non-accrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either graded internally, by independent review or regulatory examinations) as “OAEM”, “substandard”, “doubtful”, or “loss”. A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of classified loans (i.e., defined as loans with a credit grade of “substandard”, “doubtful”, or “loss”) at March 31, 2004, based upon management’s internal designations, was $8.9 million or 3.7% of the loan portfolio at March 31, 2004, compared to $5.2 million or 2.2% of the loan portfolio at December 31, 2003, and $4.2 million or 2.0% of the loan portfolio at March 31, 2003. The amount of potential problem loans at March 31, 2004 does not represent management’s estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. The increase in the amount of classified loans in 2003 and the first quarter of 2004 is primarily related to the deterioration of general economic conditions during that period and management’s proactive approach to more closely monitor credits. Management believes that the allowance for loan losses as of March 31, 2004 was adequate to absorb any losses related to the nonperforming loans and potential problem loans as of that date. Management continues to monitor closely the levels of nonperforming and potential problem loans, and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of nonperforming and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision for loan losses accordingly. This would likely decrease net income.

The allowance for loan losses totaled $3.7 million, or 1.54% of total loans, at March 31, 2004. This is compared to a $3.4 million allowance, or 1.48% of total loans, at December 31, 2003, and 1.62% of total loans at March 31, 2003. The increase in the allowance for loan losses as a percent of loans between December 31, 2003 and March 31, 2004 is reflective of the factors discussed previously as well as under the “Provision for Loan Losses” section below, primarily related to the trends of increasing classified loans as well as changes in the severity of the loan classifications as loans previously graded “OAEM” were downgraded to “substandard” during the first quarter of 2004. Similarly, the decrease in the allowance between March 31, 2003 and December 31, 2003 is related to changed in levels of and trends in classified loans between the periods.

EARNINGS REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

GENERAL
The Company reported consolidated net income for the three months ended March 31, 2004 of $987,000, compared to net income of $909,000 for the three months ended March 31, 2003, or an improvement of approximately $78,000 or 9%. The primary contributor to increased earnings for the first quarter of 2004 was the 10% growth in net interest income resulting from the 9% increase in average earning assets and the 14% reduction in interest expense due to lower cost of funds. Also adding to the higher net income was the control over noninterest expenses, which was held to a 1% increase while total assets were up 5%. The increases in income were somewhat offset by the 21% increase in the provision for loan losses due to the trends of increasing classified loans, and the 19% reduction in other income as a result of lower gains on sales of investment securities.

NET INTEREST INCOME
Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company’s earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the three months ended March 31, 2004, the Company recorded net interest income of $3.3 million, a 10% increase from the net interest income of $3.0 million for the three months ended March 31, 2003. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 9.5% and 8.9% respectively, combined with the 2 basis point increase in the net interest margin for the Company.

For the three months ended March 31, 2004 and 2003, the Company’s net interest margin was 4.26% and 4.24%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in net interest margin is related primarily to the 41 basis point reduction in the average yield on assets being more than offset the 48 basis point reduction in the average cost of funds. Rates on both assets and liabilities declined in 2003 due to the general low interest rate environment and the maturity of higher priced deposits and borrowings which were renewed at lower current market rates. During the period between the first quarter of 2003 and 2004, the average prime rate decreased 25 basis points resulting in an average prime rate of 4.00% for the first quarter of 2004 compared to 4.25% for the first quarter of the prior year.

INTEREST INCOME
For the three months ended March 31, 2004, the Company’s earning assets averaged $320.0 million and had an average yield of 5.74%. This compares to average earning assets of $292.3 million for the first three months of 2003, yielding approximately 6.15%. Thus, the 9.5% increase in volume of average earning assets, offset by the 41 basis point decrease in average yield, accounts for the $114,000 (3%) increase in interest income between the first quarters of 2003 and 2004.

Gross loans comprised approximately 74% of the Company’s average earning assets for the first three months of 2004 and compared to 75% for the first quarter of 2003. The majority of the Company’s loans are tied to the prime rate (over 60% of the Bank’s loan portfolio is at floating rates at March 31, 2004), which averaged 4.00% and 4.25% for the three months ended March 31, 2004 and 2003, respectively. During the first three months of 2004, loans averaged $235.9 million, yielding an average of 6.03%, compared to $218.5 million, yielding an average of 6.63% for the first three months of 2003. The 60 basis point decrease in the average yield on loans is directly related to the reductions in the general interest rate environment and lower prime lending rate during 2003, combined with the repricing and renewal of fixed rate loans at lower current market rates. The higher level of average loans (which increased 8%), was more than offset by the lower average yields and resulted in the reduction in interest income on loans of $34,000 or 1%.

Investment securities averaged $79.2 million or 25% of average earning assets and yielded 5.05% (tax equivalent basis) during the first three months of 2004, compared to average securities of $59.9 million yielding 5.24% (tax equivalent basis) for the three months ended March 31, 2003. The decrease in the average yield of the investment portfolio is related to the general declines in market interest rates, the portfolio mix, and the timing of security sales, calls and maturities which were reinvested at lower current market rate instruments. As of March 31, 2004, the portfolio had a weighted average life of approximately 7.8 years and an average duration of 6.1 years. This is compared to a weighted average life of 7.7 years and an average duration of 6.0 years as of December 31, 2003. The 32% increase in average securities, offset somewhat by the decrease in yield, resulted in the increase of interest income on securities of $175,000 or 25%.

INTEREST EXPENSE
The Company’s interest expense for the three months ended March 31, 2004 was $1.2 million. The decrease in interest expense of $189,000, or 14%, from the comparable three months in 2003 of $1.4 million was related primarily to the 48 basis point decrease in the average rate on liabilities, offset somewhat by the 8.9% increase in the level of average interest-bearing liabilities. Interest-bearing liabilities averaged $268.3 million for the first three months of 2004 with an average rate of 1.77%. This is compared to average interest-bearing liabilities of $246.3 million with an average rate of 2.25% for the three months ended March 31, 2003. The decrease in average rate on liabilities is directly related to the general reductions in market interest rates and the maturities of fixed rate deposits and borrowings which were renewed at lower current market rates.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $210,000 for the first quarter of 2004, compared to $173,000 for the comparable period of 2003. As discussed further under the “Allowance for Loan Losses” section above, in addition to the level of net originations, other factors influencing the amount charged to the provision each period include (1) trends in and the total amount of past due, nonperforming, and classified loans; (2) trends in and the total amount of net chargeoffs, (3) concentrations of credit risk in the loan portfolio, and (4) local and national economic conditions and anticipated trends. Thus, the $37,000 or 21% increase in the provision for loan losses is primarily related to the higher level of net originations of $8.3 million for the first quarter of 2004 as compared to $621,000 for the first quarter of 2003. In addition, the increase in classified loans, totaling 3.7% of gross loans, 2.3% of gross loans, and 2.0% of gross loans at March 31, 2004, December 31, 2003, and March 31, 2003, respectively, contributed to the higher provision for the first quarter of 2004. Estimates charged to the provision for loan losses are based on management’s judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

NONINTEREST INCOME AND EXPENSES
Noninterest income, which is primarily related to service charges on customers’ deposit accounts; credit card merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; mortgage origination fees; and gains on sales of investment securities, was $620,000 for the three months ended March 31, 2004 compared to $761,000 for the first three months of 2003, or a decrease of 19%. The decrease is primarily related to the lower gain on sale of available for sale investment securities, which decreased $152,000 due to the general market conditions and the nature of the securities sold. Also contributing to the reduction in other income was lower mortgage referral fees which decreased $58,000 as compared to the first quarter of 2003. The decreases in other income were offset somewhat by higher levels of nondeposit insurance product sales commissions ($41,000 increase), increased earnings on bank–owned life insurance due to additional purchased of BOLI in 2003 ($15,000 increase), and gains on sale of vehicles recognized in the first quarter of 2004 ($22,000 increase).

For both the three months ended March 31, 2004 and 2003, noninterest expense was $2.2 million. The increase of $19,000 or 1% is primarily related to higher payroll related costs. The most significant item included in noninterest expense is salaries, wages and benefits, which totaled $1.4 million for the three months ended March 31, 2004 as compared to $1.3 million for the three months ended March 31, 2003. The increase of $47,000 or 4% is primarily a result of normal annual raises and new staff, offset somewhat by lower bonus accruals. Also contributing to the higher payroll related costs is the increase in group insurance and higher payroll tax expense due to the timing and amount of bonus payments in the first quarter of 2004 as well as the granting of restricted stock to certain officers during the quarter.

Occupancy and furniture, fixtures, and equipment (“FFE”) expenses increased a total of $3,000 or <1% between the first three months of 2003 and 2004. There were no significant changes in or additions to property and premises between the two quarterly periods.

Included in the line item “other operating expenses”, which decreased $31,000 or 5% from the comparable period of 2003, are charges for OCC assessments; property and bond insurance; ATM switch fees; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The decrease is primarily related to lower advertising expense, directors’ fees, and deposit and branch expenses. These reductions were offset somewhat by increases in loan collection costs and noncredit operating losses incurred in the first quarter of 2004. These fluctuations are primarily a result of normal activity of the Company and normal changes in the volume and nature of transactions.

INCOME TAXES
For the three months ended March 31, 2004, the Company reported $445,000 in income tax expense, or an effective tax rate of 31.1%. This is compared to income tax expense of $417,000 for the same period of the prior year, or an effective tax rate of 31.4%. The slight reduction in effective tax rate is primarily related to the level of tax-free municipal securities in each period.

CAPITAL MANAGEMENT
The Company’s capital serves to support asset growth and provide protection against loss to depositors and creditors. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive return to shareholders will be realized over both the short and long-term, while serving depositors’, creditors’ and regulatory needs. Total shareholders’ equity amounted to $34.3 million, or 10.1% of total assets, at March 31, 2004. This is compared to $32.2 million, or 9.4% of total assets, at December 31, 2003. The $2.1 million increase in total shareholders’ equity resulted principally from retention of earnings, stock issued pursuant to the Company’s stock option plans and restricted stock plan, and the $663,000 increase in unrealized gain on investment securities available for sale during the year. The Company’s unrealized gain on securities, net of tax, which is included in accumulated other comprehensive income, was $691,000 as of March 31, 2004 as compared to $28,000 as of December 31, 2003. Book value per share at March 31, 2004 and December 31, 2003 was $7.77 and $7.47, respectively.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of total capital and establish minimum ratios for capital adequacy purposes. To be categorized as “well capitalized”, as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), Summit Financial and its banking subsidiary must maintain a risk-based Total Capital ratio of at least 10%, a risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order, or capital directive with any of its regulators. At March 31, 2004, the Company and the Bank exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. There are no current conditions or events that management believes would change the Company’s or the Bank’s category. The following table summarizes capital ratios for the Company and the Bank at March 31, 2004 and December 31, 2003.

RISK-BASED CAPITAL CALCULATION

			FOR CAPITAL		TO BE CATEGORIZED
	ACTUAL		ADEQUACY PURPOSES		"WELL-CAPITALIZED"

	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO

As of March 31, 2004
THE COMPANY
Total capital to risk-weighted assets	$36,904	14.30%	$20,646	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$33,672	13.06%	$10,323	4.00%	N.A.
Tier 1 capital to average assets	$33,672	10.02%	$13,444	4.00%	N.A.

THE BANK
Total capital to risk-weighted assets	$31,456	12.33%	$20,417	8.00%	$25,521	10.00%
Tier 1 capital to risk-weighted assets	$28,262	11.07%	$10,208	4.00%	$15,313	6.00%
Tier 1 capital to average assets	$28,262	8.48%	$13,327	4.00%	$16,659	5.00%

As of December 31, 2003
THE COMPANY
Total capital to risk-weighted assets	$35,223	13.75%	$20,486	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$32,019	12.50%	$10,243	4.00%	N.A.
Tier 1 capital to average assets	$32,019	9.92%	$12,911	4.00%	N.A.

THE BANK
Total capital to risk-weighted assets	$30,522	12.05%	$20,269	8.00%	$25,336	10.00%
Tier 1 capital to risk-weighted assets	$27,354	10.80%	$10,134	4.00%	$15,202	6.00%
Tier 1 capital to average assets	$27,354	8.57%	$12,772	4.00%	$15,965	5.00%

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

In addition to deposits and normal cash flows, FHLB advances and short-term borrowings (including purchasing federal funds from other financial institutions or lines of credit through the Federal Reserve Bank) provide liquidity sources based on specific needs or if management determines that these are the best sources of funds to meet current requirements. At March 31, 2004, based on its approved line of credit equal to 25% of total assets and limited to eligible collateral available, the Bank had additional available credit of approximately $12 million from the FHLB. Further, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated correspondent banks with available balances of $22.3 million at March 31, 2004. The Bank considers advances from the FHLB to be a reliable and readily available source of funds for both liquidity purposes and asset-liability management and interest rate risk management strategies.

Liquid assets, consisting primarily of cash and due from banks, interest-bearing deposits at banks, federal funds sold, and unpledged investment securities available for sale, accounted for 17% and 18%, respectively, of average assets for each of the three month period ended March 31, 2004 and 2003. Investment securities are an important tool to the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk. In management’s opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds.

As of March 31, 2004, there was no substantial change from the future contractual obligations as of December 31, 2003 as presented in the Company’s 2003 Annual Report on Form 10-K. The foregoing disclosures related to the liquidity of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

Summit Financial, the parent holding company, has limited liquidity needs required to pay operating expenses and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $2.4 million in available liquidity remaining from its initial public offering and the retention of earnings. In addition, a total of $2.2 million of Summit Financial’s funds were advanced to the Finance Company, in the form of an intercompany loan, to fund its operations as of March 31, 2004. This amount could be replaced by a loan from an unrelated source to create additional liquidity for Summit Financial. Other sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, borrowing from individuals, and payments for management fees and debt service which are made by the Company’s subsidiary on a monthly basis.

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

OFF-BALANCE SHEET ARRANGEMENTS
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

Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. As such, there are no “stand-ready obligations” in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, “Accounting for Contingencies”. At March 31, 2004 and 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material.

At March 31, the Company’s total contractual amounts of commitments and letters of credit are as follows:

(dollars in thousands)	2003	2002

Legally binding commitments to extend credit:
Commercial and industrial	$15,446	$16,810
Residential real estate, including prime equity lines	18,916	18,091
Construction and development	11,624	15,462
Consumer and overdraft protection	2,242	2,359

	48,228	52,722
Standby letters of credit	2,763	4,095

Total commitments	$50,991	$56,817

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

The yield on a majority of the Company’s earning assets adjusts simultaneously with changes in the short-term rates established by the Federal Reserve Board of Governors, specifically the discount rate, changes in which leads to a change in the prime lending rate. Given the Company’s asset-sensitive balance sheet position, assets reprice faster than liabilities, which generally results in decreases in net interest income during periods of declining interest rates. This may cause a decrease in the net interest margin until the fixed rate deposits mature and are repriced at lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. The opposite effect (that is, an increase in net interest income) is generally realized in a rising rate environment. The degree of interest rate sensitivity of the Company’s assets and liabilities and the differences in timing of repricing assets and liabilities provides an indication of the extent to which the Company’s net interest income may be affected by interest rate movements.

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

The Company monitors the interest rate sensitivity of its balance sheet position and controls this risk by identifying and quantifying exposures in its near-term sensitivity through the use of simulation and valuation models, as well as its long-term gap position, reflecting the known or assumed maturity, repricing, and other cash flow characteristics of assets and liabilities. The Company’s simulation analysis involves dynamically modeling interest income and expense from current assets and liabilities over a specified time period under various interest rate scenarios and balance sheet structures, primarily to measure the sensitivity of net interest income over relatively short (e.g., less than 2-year) time horizons. As the future path of interest rates cannot be known in advance, management uses simulation analysis to project earnings under various interest rate scenarios including reasonable or “most likely”, as well as deliberately extreme and perhaps unlikely, scenarios. Key assumptions in these simulation analyses relate to the behavior of interest rates and spreads, changes in the mix and volume of assets and liabilities, repricing and/or runoff of deposits, and, most importantly, the relative sensitivity of the Company’s assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company’s core deposit base has not been subject to the same degree of interest rate sensitivity as its assets, the majority of which are based on external indices and change in concert with market interest rates. According to the model, the Company is presently positioned so that net interest income will increase in the short-term if interest rates rise and will decrease in the short-term if interest rates decline.

A traditional gap analysis is also prepared based on the maturity and repricing characteristics of earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive) where interest rate sensitive assets exceed interest rate sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on net interest income. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income, and is thus not, in management’s opinion, a true indicator of the Company’s interest rate sensitivity position.

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities maturing within one year. The Company’s gap analysis indicates an asset-sensitive position over the entire lives of the assets and liabilities. For a 12 month period, the gap analysis indicates a negative position as of March 31, 2004 of $17.4 million. However, when the “effective change ratio” (the historical relative movement of each asset’s and liability’s rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually asset sensitive over a 12 month period, as well as the entire repricing lives of the assets and liabilities. This is primarily due to the fact that in excess of 60% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime lending rate, while the deposit rates do not increase or decrease as much or as quickly relative to a prime rate movement. The Company’s asset sensitive position means that assets reprice faster than the liabilities, which causes a decrease in the short-term in the net interest income and net interest margin in periods of declining rates until the fixed rate deposits mature and are repriced at then lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company’s current balance sheet structure, the opposite effect (that is, an increase in net interest income and net interest margin) is realized in the short-term in a rising rate environment.

The Company monitors and considers methods of managing the rate sensitivity and repricing characteristics of the balance sheet components in order to minimize the impact of sudden and sustained changes in interest rates. Accordingly, the Company also performs a valuation analysis involving projecting future cash flows from current assets and liabilities to determine the Economic Value of Equity (“EVE”) which is the estimated net present value of those discounted cash flows. EVE represents the market value of equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for certain off-balance sheet items, over a range of assumed changes in market interest rates. The sensitivity of EVE to changes in the level of interest rates is a measure of the sensitivity of long-term earnings to changes in interest rates, and is used primarily to measure the exposure of earnings and equity to changes in interest rates over a relatively long (e.g., greater than 2 years) time horizon.

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

At December 31, 2003, the Company’s estimated changes in EVE were within the limits established by the Board. As of March 31, 2004, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

ACCOUNTING, REPORTING AND REGULATORY MATTERS
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities. A revised version of FIN 46 was issued in December 2003. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. The December 2003 revisions to FIN 46 clarify some requirements, addressed identification of variable interest entities, and add new scope exceptions. FIN 46 is effective for all entities that are not “special-purpose” (as defined) entities for the first fiscal year or interim period beginning after December 15, 2003. The unmodified provisions on FIN 46 must be applied to entities that are considered “special-purpose” entities by the end of the first reporting period ending after December 15, 2003. The adoption of FIN 46 did not have an impact on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Asset-Liability Management” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are designed and effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There was no significant change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUMMIT FINANCIAL CORPORATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The Corporation and its subsidiaries from time to time may be involved as plaintiff or defendant in various legal actions incident to its business. There are no material actions currently pending.

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securitites.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Results of Votes of Security Holders.
No matters were submitted to the shareholders for a vote at any time during the first quarter of 2004.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:
31.1 - Rule 13a – 14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2 - Rule 13a – 14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1 - Section 1350 Certificate of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2 - Section 1350 Certificate of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K:

On April 21, 2004, the Company filed a Form 8-K related to the earnings press release dated April 20, 2004, which included selected financial data for the quarter ended March 31, 2004 and for other selected periods.

SUMMIT FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT FINANCIAL CORPORATION

Date: May 5, 2004

J. Randolph Potter, President and Chief Executive Officer

Date: May 5, 2004

Blaise B. Bettendorf, Senior Vice President and Chief Financial Officer

