Form 10-Q
period 2004-06-30
SUMMIT FINANCIAL CORP
filed 2004-08-12
CIK 856223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

As of July 28, 2004, 4,453,277 shares of $1.00 par value common stock were outstanding.

SUMMIT FINANCIAL CORPORATION
FORM 10-Q FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I. FINANCIAL INFORMATION
Item 1.

Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	3

Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2004 and 2003	4

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Six Months Ended June 30, 2004 and 2003	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6

Condensed Notes to Consolidated Financial Statements June 30, 2004	7

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.
Controls and Procedures	28

PART II. OTHER INFORMATION	29

SIGNATURES	30

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

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS
Cash and due from banks	$12,215	$9,854
Interest-bearing bank balances	4,841	341
Federal funds sold	13,079	201
Investments available for sale	64,722	90,887
Investment in Federal Home Loan Bank and other stock	2,943	3,004
Loans, net of unearned income and net of
allowance for loan losses of $3,554 and $3,437	225,471	228,365
Premises and equipment, net	3,969	4,070
Accrued interest receivable	1,252	1,505
Other assets	6,489	5,694

	$334,981	$343,921

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$44,981	$37,037
Interest-bearing demand	28,299	23,542
Savings and money market	75,254	73,245
Time deposits, $100,000 and over	50,390	65,200
Other time deposits	49,447	57,988

	248,371	257,012
Federal Home Loan Bank advances	50,751	52,317
Accrued interest payable	728	841
Other liabilities	1,594	1,546

	301,444	311,716

Shareholders' equity:
Common stock, $1.00 par value; 20,000,000
shares authorized; issued and
outstanding 4,452,034 and 4,312,925 shares	4,452	4,313
Additional paid-in capital	26,500	25,791
Retained earnings	3,897	2,102
Accumulated other comprehensive (loss) income, net of tax	(1,064)	28
Nonvested resticted stock	(248)	(29)

Total shareholders' equity	33,537	32,205

	$334,981	$343,921

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars, except per share data, in Thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Interest Income:
Loans	$3,430	$3,554	$6,968	$7,126
Taxable investment securities	496	654	1,118	1,181
Nontaxable investment securities	220	178	470	348
Federal funds sold	17	3	20	23
Other	35	35	65	75

	4,198	4,424	8,641	8,753

Interest Expense:
Deposits	724	940	1,487	1,892
Other	414	423	830	840

	1,138	1,363	2,317	2,732

Net interest income	3,060	3,061	6,324	6,021
Provision for loan losses	(50)	229	160	402

Net interest income after provision for loan losses	3,110	2,832	6,164	5,619

Noninterest income:
Service charges and fees on deposit accounts	127	137	260	274
Credit card service fees and income	98	113	200	213
Insurance commission fee income	111	116	251	214
Gain on sale of securities	-	181	22	355
Other income	263	308	486	560

	599	855	1,219	1,616

Noninterest expenses:
Salaries, wages and benefits	1,343	1,279	2,705	2,593
Occupancy	152	165	326	333
Furniture, fixtures and equipment	156	160	313	320
Other expenses	455	544	1,004	1,124

	2,106	2,148	4,348	4,370

Income before income taxes	1,603	1,539	3,035	2,865
Provision for income taxes	483	480	928	897

Net income	$1,120	$1,059	$2,107	$1,968

Net income per share:
Basic	$.25	$.25	$.48	$.47
Diluted	$.23	$.22	$.43	$.41
Average shares outstanding:
Basic	4,432,000	4,253,000	4,376,000	4,233,000
Diluted	4,944,000	4,842,000	4,901,000	4,812,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Dollars in Thousands)
(Unaudited)

				Accumulated
				other
		Additional		comprehensive	Nonvested	Total
	Common	paid-in	Retained	(loss)	restricted	shareholders'
	stock	capital	earnings	income, net	stock	equity

Balance at December 31, 2002	$4,013	$21,322	$2,862	$600	($55)	$28,742
Net income for the six months ended June 30, 2003	-	-	1,968	-	-	1,968
Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gains arising during the period,
net of tax of $386	-	-	-	631	-	-
Less: reclassification adjustment for gains included
in net income, net of tax of ($134)	-	-	-	(221)	-	-

Other comprehensive income	-	-	-	410	-	410

Comprehensive income	-	-	-	-	-	2,378

Stock options exercised	45	185	-	-	-	230
Amortization of deferred
compensation on restricted stock	-	-	-	-	13	13

Balance at June 30, 2003	$4,058	$21,507	$4,830	$1,010	($42)	$31,363

Balance at December 31, 2003	$4,313	$25,791	$2,102	$28	($29)	$32,205
Net income for the six months ended June 30, 2004	-	-	2,107	-	-	2,107
Other comprehensive loss:
Unrealized loss on securities:
Unrealized holding losses arising during the period,
net of tax of ($661)	-	-	-	(1,078)	-	-
Less: reclassification adjustment for gains included
in net income, net of tax of $8	-	-	-	(14)	-	-

Other comprehensive loss	-	-	-	(1,092)	-	(1,092)

Comprehensive income	-	-	-	-	-	1,015

Stock options exercised	125	471	-	-	-	596
Stock issued pursuant to restricted stock plan	14	238	-	-	(252)	-
Amortization of deferred
compensation on restricted stock	-	-	-	-	33	33
Cash dividends declared ($0.07 per share)	-	-	(312)	-	-	(312)

Balance at June 30, 2004	$4,452	$26,500	$3,897	($1,064)	($248)	$33,537

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net income	$2,107	$1,968
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	160	402
Depreciation and amortization	212	222
Net gain on sale of and disposal of equipment and vehicles	(22)	(30)
Net gain on sale of investments available for sale	(22)	(355)
Net amortization of net premium on investments	68	154
Amortization of deferred compensation on restricted stock	33	13
Decrease (increase) in other assets	174	(26)
Decrease in other liabilities	(65)	(139)
Deferred income taxes	(47)	(92)

Net cash provided by operating activities	2,598	2,117

Cash flows from investing activities:
Purchases of securities available for sale	(3,398)	(55,994)
Proceeds from maturities of securities available for sale	9,041	21,285
Proceeds from sales of securities available for sale	18,715	24,170
Purchases of investments in FHLB and other stock	(68)	(400)
Redeemption of FHLB stock	129	-
Net reduction (increase) in loans	2,734	(3,606)
Purchases of premises and equipment	(111)	(160)
Proceeds from sale of equipment and vehicles	22	49

Net cash provided by (used in) investing activities	27,064	(14,656)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(8,641)	13,437
Proceeds from Federal Home Loan Bank advances	4,000	15,675
Repayments of Federal Home Loan Bank advances	(5,566)	(10,500)
Cash dividends declared	(312)	-
Proceeds from employee stock options exercised	596	230

Net cash (used in) provided by financing activities	(9,923)	18,842

Net increase (decrease) in cash and cash equivalents	19,739	6,303
Cash and cash equivalents, beginning of period	10,396	11,596

Cash and cash equivalents, end of period	$30,135	$17,899

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$2,430	$2,965
Cash paid during the period for income taxes	$1,000	$1,010
Change in market value of investment securities available for sale, net of income taxes	($1,092)	$410

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 1 - BASIS OF PRESENTATION:
The unaudited consolidated financial statements include the accounts of Summit Financial Corporation (the “Company”), a South Carolina corporation, and its wholly-owned subsidiaries, Summit National Bank (the “Bank”), a nationally chartered bank, and Freedom Finance, Inc. (the “Finance Company”), a consumer finance company. Also included are the accounts of Summit Investment Services, Inc. (the “Investment Company”) which is a wholly-owned subsidiary of the Bank. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

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

The significant accounting policies followed by the Company for interim reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements of the Company at June 30, 2004 and for the three month and six month periods ended June 30, 2004 and 2003 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2004, and the results of operations and cash flows for the periods ended June 30, 2004 and 2003 have been included. The information contained in the footnotes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2003 should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain interim 2003 amounts have been reclassified to conform with the statement presentations for the interim 2004 period and to reflect the effect of the 5% stock dividend paid in December 2003.

The results for the three month and six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - CASH FLOW INFORMATION:
For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, “Cash and due from banks”, “Interest-bearing bank balances” and “Federal funds sold” to be cash and cash equivalents. These accounts totaled $30,135,000 and $17,899,000 at June 30, 2004 and 2003, respectively.

NOTE 3 – INVESTMENT SECURITIES:
All investment securities are classified as “Available for Sale” for each period presented and accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At June 30, 2004, the investment security portfolio had an unrealized loss of ($1.7 million). This is compared to an unrealized gain of $45,000 at December 31, 2003. The securities contributing to the unrealized loss are considered to have a temporary impairment in value resulting primarily from the significant market shifts in the Treasury yield curve over the past year. The Company has demonstrated an ability to hold securities until maturity, thus an actual loss may not be realized. There has been no credit quality deterioration of any of the securities with unrealized losses and the agency securities carry the implied guarantee of the U.S. Government.

NOTE 4 – STOCK COMPENSATION PLANS:
At June 30, 2004, the Company had three stock-based employee and director option plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for December 31, 2003. The Company reports stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, which measures compensation expense as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123, “Accounting for Stock-Based Compensation”, encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. Accordingly, no compensation cost has been recognized for the stock-based option plans as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(dollars, except per share, in thousands)	2004	2003	2004	2003

Net income, as reported	$1,120	$1,059	$2,107	$1,968
Less - total stock-based employee compensation expense determined under fair value based method, net of taxes	31	42	62	84

Proforma net income	$1,089	$1,017	$2,045	$1,884

Earnings per share:
Basic - as reported	$0.25	$0.25	$0.48	$0.47
Basic – proforma	$0.25	$0.24	$0.47	$0.45
Diluted - as reported	$0.23	$0.22	$0.43	$0.41
Diluted – proforma	$0.22	$0.21	$0.42	$0.39

NOTE 5 – INTANGIBLE ASSETS:
As of January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company’s intangible assets consist of goodwill resulting from the Finance Company’s branch acquisitions and are included in “Other assets” on the accompanying consolidated balance sheets. The balance of goodwill at June 30, 2004 and December 31, 2003 was $187,000. There was no amortization expense charged in any period presented.

NOTE 6 – PER SHARE INFORMATION:
The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three months and six months ended June 30, 2004 and 2003. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock dividends as of the earliest period presented.

	For the Three Months Ended June 30,

	2004	2004	2003	2003

	BASIC	DILUTED	BASIC	DILUTED

Net Income	$1,119,812	$1,119,812	$1,059,003	$1,059,003

Average shares outstanding	4,432,462	4,432,462	4,253,382	4,253,382
Effect of Dilutive Securities:
Stock options	-	494,269	-	583,218
Unvested restricted stock	-	16,917	-	5,835

	4,432,462	4,943,648	4,253,382	4,842,435

Per-share amount	$0.25	$0.23	$0.25	$0.22

	For the Six Months Ended June 30,

	2004	2004	2003	2003

	BASIC	DILUTED	BASIC	DILUTED

Net Income	$2,107,311	$2,107,311	$1,968,459	$1,968,459

Average shares outstanding	4,376,091	4,376,091	4,233,141	4,233,141
Effect of Dilutive Securities:
Stock options	-	507,500	-	573,115
Unvested restricted stock	-	16,917	-	5,835

	4,376,091	4,900,508	4,233,141	4,812,091

Per-share amount	$0.48	$0.43	$0.47	$0.41

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

	For the three months ended June 30, 2004				At and for the six months ended June 30, 2004
	Bank	Finance	Corporate	Total	Bank	Finance	Corporate	Total

Interest income	$3,799	$399	$0	$4,198	$7,790	$854	($3)	$8,641
Interest expense	1,138	29	(29)	1,138	2,317	60	(60)	2,317

Net interest income	2,661	370	29	3,060	5,473	794	57	6,324
Provision for loan losses	(119)	69	-	(50)	26	134	-	160
Other income	533	81	(15)	599	1,070	179	(30)	1,219
Other expenses	1,756	341	9	2,106	3,652	681	15	4,348

Income before taxes	1,557	41	5	1,603	2,865	158	12	3,035
Income taxes	464	17	2	483	865	59	4	928

Net income	$1,093	$24	$3	$1,120	$2,000	$99	$8	$2,107

Net loans					$222,841	$2,731	($101)	$225,471

Total assets					$331,920	$3,159	($98)	$334,981

	For the three months ended June 30, 2003				At and for the six months ended June 30, 2003
	Bank	Finance	Corporate	Total	Bank	Finance	Corporate	Total

Interest income	$3,991	$438	($5)	$4,424	$7,835	$930	($12)	$8,753
Interest expense	1,363	37	(37)	1,363	2,732	76	(76)	2,732

Net interest income	2,628	401	32	3,061	5,103	854	64	6,021
Provision for loan losses	160	69	-	229	270	132	-	402
Other income	791	79	(15)	855	1,476	170	(30)	1,616
Other expenses	1,803	337	8	2,148	3,663	692	15	4,370

Income before taxes	1,456	74	9	1,539	2,646	200	19	2,865
Income taxes	449	27	4	480	815	75	7	897

Net income	$1,007	$47	$5	$1,059	$1,831	$125	$12	$1,968

Net loans					$216,262	$3,068	($695)	$218,635

Total assets					$320,471	$3,570	($741)	$323,300

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the “Company”) on Form 10K for the year ended December 31, 2003. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations as well as to reflect the effect of the 5% stock dividend paid in December 2003. Results of operations for the three month and six month periods ended June 30, 2004 are not necessarily indicative of results to be attained for any other period.

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

NON-GAAP FINANCIAL INFORMATION
This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management uses these non-GAAP measures to analyze the Company’s performance. In particular, net interest income and net interest margin ratios are presented on a fully tax-equivalent basis. Management believes that the presentation of net interest margin on a fully tax-equivalent basis aids in the comparability of net interest margin arising from both taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, the Company’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

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

The income tax calculations reflect the current period income tax expense for all periods shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The income tax returns, usually filed six months after year-end, are subject to review and possible revision by the tax authorities up until the statute of limitations has expired. These statutes usually expire three years after the time the respective tax returns have been filed.

BALANCE SHEET ACTIVITY
Total assets decreased $8.9 million or 3% from December 31, 2003 to June 30, 2004 to total $335.0 million. The decrease was primarily related to a reduction in investment securities from sales, calls, and maturities totaling $26.2 million. A portion of the liquidity generated from the sales of securities was temporarily invested in overnight federal funds sold until needed for loan originations and maturing deposits or FHLB advances. This resulted in an increase in federal funds sold from year end of $12.9 million and interest-bearing deposits of $4.5 million. The decision to restructure the balance sheet through the sale of investment securities was a strategy to manage the expectations of further changes in the treasury market. The securities selected for sale were to reposition the investment portfolio to reduce the price risk and volatility, and to reduce the extension risk arising from increases in the treasury yield curve resulting in a slow down in cash flows from mortgage-backed securities and callable agency securities.

Deposits decreased $8.6 million or 3% during the period to total $248.4 million. A majority of the decrease in deposits was in the time deposit categories, and were primarily non-core deposit accounts from outside the local market which management made a strategic decision to let leave the Bank upon maturity. Management made the decision to not retain these deposits in order to reduce the Bank’s cost of funds, return the loan-to-deposit ratios to more historic levels in order to maximize net interest margin, and to focus on local market deposits.

In addition to the retention of earnings, total equity increased $1.3 million, or 4%, related to the exercise of stock options during the first six months of the year. Increases in equity were partially offset by cash dividend of $312,000 declared in June 2004, and the higher unrealized loss on investment securities, net of taxes, totaling $1,064,000 at June 30, 2004, compared to an unrealized gain of $28,000 at December 31, 2003. The securities contributing to the unrealized loss are considered to have a temporary impairment in value resulting primarily from the significant market shifts in the Treasury yield curve over the past year. The Company has demonstrated an ability to hold securities until maturity, thus an actual loss may not be realized. There has been no credit quality deterioration of any of the securities with unrealized losses and the agency securities carry the implied guarantee of the U.S. Government.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
The allowance for loan losses is established through charges in the form of a provision for loan losses based on management’s periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management’s opinion of an adequate level to absorb probable losses inherent in the loan portfolio at June 30, 2004. In assessing the adequacy of the allowance and the amount charged to the provision, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are losses which must be charged-off, and to assess the risk characteristics of the portfolio in the aggregate as well as the credit risk associated with particular loans. The Company’s methodology for evaluating the adequacy of the allowance for loan losses incorporates management’s current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied process. The methodology includes segmentation of the loan portfolio into reasonable components based on loan purpose for calculation of the most accurate reserve. Appropriate reserve estimates are determined for each segment based on a review of individual loans, application of historical loss factors for each segment, and adjustment factors applied as considered necessary. The adjustment factors are applied consistently and are quantified for consideration of national and local economic conditions; exposure to concentrations that may exist in the portfolio; impact of off-balance sheet risk; alterations of lending policies and procedures; the total amount of and changes in trends of past due loans, nonperforming loans, problem loans and charge-offs; the total amount of and changes in trends of the Bank’s classified loans; variations in the nature, maturity, composition, and growth of the loan portfolio; changes in trends of collateral value; entry into new markets; and other factors which may impact the current credit quality of the loan portfolio.

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

The following table sets forth certain information with respect to changes in the Company’s allowance for loan losses for each period presented.

(dollars in thousands)	At and For the Six Months Ended June 30, 2004	At and For the Year Ended December 31, 2003	At and For the Six Months Ended June 30, 2003

Balance at beginning of period	$3,437	$3,369	$3,369

Charge-offs:
Commercial and industrial	-	167	37
Commercial real estate	30	388	115
Installment and consumer	230	519	180

	260	1,074	332

Recoveries:
Commercial and industrial	33	2	-
Commercial real estate	115	205	151
Installment and consumer	69	149	42

	217	356	193

Net charge-offs	(43)	(718)	(139)
Provision charged to expense	160	786	402

Balance at end of period	$3,554	$3,437	$3,632

Net charge-offs to average loans, annualized	0.04%	0.32%	0.12%

Allowance to loans, period end	1.55%	1.48%	1.63%

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

(dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003

Loans past due 90 days or more, still accruing	$125	$170	$137
Non-accrual loans	189	587	591
Troubled debt restructurings	-	-	-
Other real estate owned	230	125	-

Total nonperforming assets	$544	$882	$728

Nonperforming assets to total loans and OREO	0.24%	0.38%	0.33%

Management maintains a list of potential problem loans which includes non-accrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either graded internally, by independent review or regulatory examinations) as “watch”, “OAEM”, “substandard”, “doubtful”, or “loss”. A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of adversely classified loans (i.e., defined as loans with a credit grade of “substandard”, “doubtful”, or “loss”) at June 30, 2004 was $7.6 million or 3.3% of the loan portfolio at June 30, 2004, compared to $3.5 million or 1.5% of the loan portfolio at December 31, 2003, and $3.1 million or 1.4% of the loan portfolio at June 30, 2003. The amount of potential problem loans at June 30, 2004 does not represent management’s estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. Although adversely classified loans have increased somewhat during the six months ended June 30, 2004, loans classified as OAEM have decreased substantially by $10.7 million since December 31, 2003. The overall decrease in the amount of classified loans in 2004 is primarily related to the significant payoffs and paydowns in loans and management proactively worked these loans to improve the quality of the portfolio, as well as an improvement in the general economic conditions during the period. Management believes that the allowance for loan losses as of June 30, 2004 is adequate to absorb any losses related to the nonperforming loans and potential problem loans as of that date. Management continues to monitor closely the levels of nonperforming and potential problem loans, and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of nonperforming and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision for loan losses accordingly. This would likely decrease net income.

The allowance for loan losses totaled $3.6 million, or 1.55% of total loans, at June 30, 2004. This is compared to a $3.4 million allowance, or 1.48% of total loans, at December 31, 2003, and $3.6 million, or 1.63% of total loans at June 30, 2003. The fluctuations in the allowance for loan losses as a percent of loans between June 30, 2003, December 31, 2003 and June 30, 2004 is reflective of the factors discussed previously, as well as under the “Provision for Loan Losses” section below, primarily related to change in levels of and trends in classified loans between the periods.

EARNINGS REVIEW – COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

GENERAL
The Company reported consolidated net income for the three months ended June 30, 2004 of $1,120,000, compared to net income of $1,059,000 for the three months ended June 30, 2003, or an improvement of approximately $61,000 or 6%. The primary contributors to increased earnings for the second three months of 2004 was the lower provision for loan losses and control of overhead expenses. The reduction in the provision for loan losses was related to the $11.2 million reduction in loans outstanding during the second quarter of 2004. Also contributing to the negative provision for the quarter, discussed further below, is the overall improvement of credit quality in the loan portfolio as demonstrated by the reduction in net charge-offs, nonperforming assets and classified loans since year end. The increases in income were somewhat offset by the 30% reduction in other income as a result of lower gains on sales of investment securities and mortgage referral fees.

NET INTEREST INCOME
Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company’s earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During both the quarters ended June 30, 2004 and June 30, 2003, the Company recorded net interest income of $3.1 million. The 2% increase in average earning assets between the two periods was offset by the 6 basis point (2%) reduction in net interest margin, thus the nominal reduction of $1,000 from the second quarter of 2003 to the second quarter of 2004.

For the three months ended June 30, 2004 and June 30, 2003, the Company’s net interest margin was 4.04% and 4.10%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The decrease in net interest margin is related primarily to the 39 basis point reduction in the average yield on assets, offset somewhat by the 35 basis point reduction in the average cost of funds. Rates on both assets and liabilities declined in 2003 and into 2004 due to the general low interest rate environment and the maturity of higher priced investments, loans, deposits and other borrowings which were reinvested or renewed at lower current market rates. During the period between the second quarter of 2003 and 2004, the average prime rate decreased 24 basis points to 4.00%.

INTEREST INCOME
For the three months ended June 30, 2004, the Company’s earning assets averaged $316.1 million and had an average yield of 5.48%. This compares to average earning assets of $308.8 million for the second quarter of 2003, yielding approximately 5.87%. Thus, the 39 basis point decrease in average yield, offset somewhat by the 2% increase in volume of average earning assets, accounts for the $226,000 (5%) decrease in interest income between the second quarters of 2003 and 2004.

Gross loans comprised approximately 74% of the Company’s average earning assets for the second quarter of 2004 and compared to 73% for the second quarter of 2003. The majority of the Company’s loans are tied to the prime rate (over 70% of the Bank’s loan portfolio is at floating rates at June 30, 2004), which averaged 4.00% and 4.24% for the quarters ended June 30, 2004 and 2003, respectively. During the second quarter of 2004, loans averaged $234.9 million, yielding an average of 5.87%, compared to $225.7 million, yielding an average of 6.32% for the second three months of 2003. The 45 basis point decrease in the average yield on loans is directly related to the reductions in the general interest rate environment and lower prime lending rate between 2003 and 2004, combined with the repricing and renewal of fixed rate loans at lower current market rates. The 4% increase in average loans was more than offset by the lower average yields and resulted in the reduction in interest income on loans of $124,000 or 3.5%.

Investment securities averaged $67.3 million or 21% of average earning assets and yielded 4.92% (tax equivalent basis) during the second quarter of 2004, compared to average securities of $76.7 million yielding 4.83% (tax equivalent basis) for the three months ended June 30, 2003. The 10 basis point increase in the average yield of the investment portfolio is related to the general increase in treasury market interest rates during 2004, sales of lower yielding investments during the period, the overall portfolio mix, and the slow down in mortgage-backed securities principal payments. As of June 30, 2004, the portfolio had a weighted average life of approximately 6.9 years and an average duration of 5.5 years. This is compared to a weighted average life of 7.7 years and an average duration of 6.0 years as of December 31, 2003. The 12% decrease in average securities, offset somewhat by the increase in yield, resulted in the net decrease of interest income on taxable and nontaxable investments of $116,000 or 14%.

INTEREST EXPENSE
The Company’s interest expense for the three months ended June 30, 2004 was $1.1 million. The decrease in interest expense of $225,000, or 17%, from the comparable quarter in 2003 of $1.4 million was related primarily to the 35 basis point decrease in the average rate on liabilities, offset by the slight increase in the level of average interest-bearing liabilities. Interest-bearing liabilities averaged $260.2 million for the second quarter of 2004 with an average rate of 1.76%. This is compared to average interest-bearing liabilities of $258.9 million with an average rate of 2.11% for the quarter ended June 30, 2003. The decrease in average rate on liabilities is directly related to the general reductions in market interest rates and the maturities of fixed rate deposits and other borrowings which were renewed at lower current market rates.

PROVISION FOR LOAN LOSSES
The provision for loan losses was a negative ($50,000) for the second quarter of 2004, compared to expense of $229,000 for the comparable period of 2003. As discussed further under the “Allowance for Loan Losses” section above, in addition to the level of net originations, other factors influencing the amount charged to the provision each period include (1) trends in and the total amount of past due, nonperforming, and classified loans; (2) trends in and the total amount of net chargeoffs, (3) concentrations of credit risk in the loan portfolio, and (4) local and national economic conditions and anticipated trends. Thus, the $279,000 or 122% decrease in the provision for loan losses is related to the net reduction in loans outstanding in the second quarter of 2004 of $11.2 million compared to net origination of $2.8 million for the second quarter of 2003. In addition, contributing to the negative provision expense for the quarter is the overall improvement in credit quality of the loan portfolio as evidenced by the reduction in net charge-offs, past due loans, nonperforming assets and classified loans. Estimates charged to the provision for loan losses are based on management’s judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

NONINTEREST INCOME AND EXPENSES
Noninterest income, which is primarily related to service charges on customers’ deposit accounts; credit card merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; mortgage origination fees; and gains on sales of investment securities, was $599,000 for the three months ended June 30, 2004 compared to $855,000 for the second quarter of 2003, or a decrease of 30%. The decrease is related to the lower gains on sales of securities, which decreased $181,000 due to the reduction in volume of sales transactions. Also contributing to the lower other income was a reduction in mortgage referral fees, which decreased $55,000 as compared to the second quarter of 2003.

For both the three months ended June 30, 2004 and 2003, noninterest expense was $2.1 million. The most significant item included in noninterest expense is salaries, wages and benefits, which totaled $1.3 million for both the three months ended June 30, 2004 and 2003. The increase of $64,000 or 5% is primarily a result of normal annual raises and higher group insurance costs, offset somewhat by lower bonus accruals in 2004.

Occupancy and furniture, fixtures, and equipment (“FFE”) expenses decreased a total of $17,000 or 5% between the second quarter of 2003 and 2004. The decrease was due primarily to an adjustment in property taxes for one of the Company’s branch locations, and lower depreciation due to assets which became fully depreciated in 2003. There were no significant changes in or additions to property and premises between the two quarterly periods.

Included in the line item “other expenses”, which decreased $89,000 or 16% from the comparable period of 2003, are charges for OCC assessments; property and bond insurance; ATM switch fees; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The decrease is primarily related to lower advertising ($60,000), consultant fees ($31,000), and other professional fees ($28,000) in 2004 due to changes in the promotional campaigns and other programs of the Company requiring these services. Somewhat offsetting these decreases is higher loan collection costs of $50,000 related to reducing the balances in OREO, nonaccrual and other classified loans. Fluctuations in other expense categories are primarily related to deposit related expenses and are a result of normal activity of the Company and normal changes in the volume and nature of transactions.

INCOME TAXES
For the three months ended June 30, 2004, the Company reported $483,000 in income tax expense, or an effective tax rate of 30.1%. This is compared to income tax expense of $480,000 for the same period of the prior year, or an effective tax rate of 31.2%. The slight reduction in effective tax rate is primarily related to the level of tax-free municipal securities in each period.

EARNINGS REVIEW – COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

GENERAL
The Company reported consolidated net income for the six months ended June 30, 2004 of $2,107,000, compared to net income of $1,968,000 for the six months ended June 30, 2003, or an improvement of approximately $139,000 or 7%. The primary factors in the increased earnings from the same period of the prior year were the 6% increase in average earning assets, the 15% reduction in interest expense due to lower cost of funds, and the lower provision for loan losses resulting from lower net originations during the period and the improvement in overall quality of the loan portfolio. The increases in income were somewhat offset by the 25% reduction in other income as a result of lower gains on sales of investment securities and lower mortgage referral fees.

NET INTEREST INCOME
Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the six months ended June 30, 2004, the Company recorded consolidated net interest income of $6.3 million, a 5% increase from the net interest income of $6.0 million for the six months ended June 30, 2003. The increase in this amount is directly related to the increase in the average earning asset and interest-bearing liability volume of the Company of 6% and 5%, respectively, offset somewhat by the slight reduction in net interest margin between the comparable periods.

For the six months ended June 30, 2004 and 2003, the Company's consolidated net interest margin was 4.15% and 4.16%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The slight decrease in net interest margin is related primarily to the 39 basis point reduction in the average yield on assets, offset by the 42 basis point reduction in the average cost of funds. The average prime rate decreased 25 basis points to 4.00% for the six months ended June 30, 2004.

INTEREST INCOME
For the six months ended June 30, 2004, the Company's earning assets averaged $318.1 million and had an average tax-equivalent yield of 5.61%. This compares to average earning assets of $300.4 million for the first six months of 2003, yielding 6.00%. Thus, the 6% increase in volume of average earning assets, which was more than offset by the 39 basis point decrease in average yield, accounts for the $112,000 (1%) decrease in interest income between the comparable six month periods of 2004 and 2003.

Consolidated loans averaged approximately 74% of the Company’s average earning assets for both of the first six months of 2004 and 2003. The majority of the Company’s loans are tied to the prime rate (over 70% of the Bank’s portfolio is at floating rates at June 30, 2004), which averaged 4.00% and 4.25% for the six months ended June 30, 2004 and 2003, respectively. During the first six months of 2004, consolidated loans averaged $235.4 million, yielding an average of 5.95%, compared to $222.1 million, yielding an average of 6.47% for the first six months of 2003. The 52 basis point decrease in the average yield on loans is primarily related to the lower prime lending rate which decreased 25 basis points between 2003 and 2004, combined with the renewal and refinancing of fixed rate loans to lower current market rates. The 6% increase in average loans, offset by the decrease in average rate, resulted in a decrease in consolidated interest income on loans of $158,000 or 2%.

Investment securities averaged $73.3 million or 23% of average earning assets and yielded 4.99% (tax equivalent basis) during the first six months of 2004, compared to average securities of $68.3 million yielding 5.04% (tax equivalent basis) for the six months ended June 30, 2003. The slight decrease in average yield on the investment portfolio is related to the general decline in market interest rates, the timing and volume of security maturities, calls, and sales which were reinvested in instruments with lower current market rates, and the portfolio mix. The 7% increase in volume of investment securities, offset somewhat by the reduction in average rate, resulted in the net increase in interest income on taxable and nontaxable investments of $59,000 or 4%.

INTEREST EXPENSE
The Company's interest expense for the six months ended June 30, 2004 was $2.3 million. The decrease of 15% from the comparable six months in 2003 of $2.7 million was directly related to the 42 basis point decrease in the average rate on liabilities, offset somewhat by the 5% increase in the volume of average interest-bearing liabilities. Interest-bearing liabilities averaged $264.3 million for the first six months of 2004 with an average rate of 1.76%. This is compared to average interest-bearing liabilities of $252.7 million with an average rate of 2.18% for the six months ended June 30, 2003. The decrease in average rate on liabilities is directly related to the general low level of market interest rates and the maturities of fixed rate deposits which were renewed at lower current market rates.

PROVISION FOR LOAN LOSSES
As previously discussed under the quarterly analysis above, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio.

Included in the net income for the six months ended June 30, 2004 is a provision for loan losses of $160,000 compared to a provision of $402,000 for the same period of 2003. As discussed further under the “Allowance for Loan Losses” section above, in addition to the level of net originations, other factors influencing the amount charged to the provision each period include (1) trends in and the total amount of past due, classified, nonperforming, and “watch list” loans; (2) trends in and the total amount of net chargeoffs, (3) concentrations of credit risk in the loan portfolio, and (4) local and national economic conditions and anticipated trends. Thus, the $242,000 or 60% decrease in the provision for loan losses is related to the net reduction in loans outstanding for the first six month of 2004 of $2.7 million compared to net origination of $3.6 million for the same period of 2003. In addition, contributing to the lower provision expense for the period is the overall improvement in credit quality of the loan portfolio as evidenced by the reduction in net charge-offs, past due loans, nonperforming assets and classified loans. Estimates charged to the provision for loan losses are based on management’s judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

NONINTEREST INCOME AND EXPENSES
Noninterest income, which is primarily related to service charges on customers’ deposit accounts; credit card merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $1.2 million for the six months ended June 30, 2004 compared to $1.6 million for the first six months of 2003, or a decrease of $397,000 or 25%. The decrease is related to lower gains on sales of securities, which decreased $333,000 due to a reduction in the volume of sales transactions and the general market conditions effecting the amount of gain or loss on securities sold. Also contributing to the reduction in other income was lower mortgage referral fees which decreased $114,000 as compared to the first six months of 2003 due to the significant slowdown in mortgage refinancing activity. The decreases in other income were offset somewhat by higher earnings on bank–owned life insurance due to additional BOLI purchased in the latter half of 2003 ($18,000 increase), and gains on sale of vehicles in the first quarter of 2004 ($22,000 increase).

For the six months ended June 30, 2004, total noninterest expenses were $4.3 million which is a decrease of $22,000, or <1%, from the amount incurred for the six months ended June 30, 2003 of $4.4 million. The most significant item included in other expenses is salaries, wages and benefits, which amounted to $2.7 million for the six months ended June 30, 2004 as compared to $2.6 million for the six months ended June 30, 2003. The increase of $112,000 or 4% is primarily a result of normal annual raises and higher group insurance costs, offset somewhat by lower bonus accruals in 2004.

Occupancy and furniture, fixtures, and equipment (“FFE”) expenses decreased a total of $14,000 between the first six months of 2003 and 2004. The decrease was primarily related to an adjustment in property taxes for one of the Company’s branch locations, and lower depreciation due to assets which became fully depreciated in 2003. There were no significant changes in or additions to property and premises between the two comparable periods.

Included in the line item “other expenses”, which decreased $120,000 or 11% from the comparable period of 2003, are charges for OCC assessments; property and bond insurance; ATM switch fees; credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The decrease is primarily related to lower advertising ($96,000), consultant fees ($31,000), and other professional fees ($47,000) in 2004 due to changes in the promotional campaigns and other programs of the Company requiring these services. Somewhat offsetting these decreases is higher loan collection costs of $71,000 related to reducing the balances in OREO, nonaccrual and other classified loans. Fluctuations in other expense categories are primarily related to deposit related expenses and are a result of normal activity of the Company and normal changes in the volume and nature of transactions.

INCOME TAXES
For the six months ended June 30, 2004, the Company reported $928,000 in income tax expense, or an effective tax rate of 30.6%. This is compared to income tax expense of $897,000 for the same period of the prior year, or an effective tax rate of 31.3%. The slight reduction in effective tax rate is primarily related to the level of tax-free municipal securities in each period.

CAPITAL MANAGEMENT
The Company’s capital serves to support asset growth and provide protection against loss to depositors and creditors. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive return to shareholders will be realized over both the short and long-term, while serving depositors’, creditors’ and regulatory needs. Total shareholders’ equity amounted to $33.5 million, or 10.0% of total assets, at June 30, 2004. This is compared to $32.2 million, or 9.4% of total assets, at December 31, 2003. The $1.3 million increase in total shareholders’ equity resulted principally from retention of earnings and stock issued pursuant to the Company’s stock option plans and restricted stock plan. Increases in equity were partially offset by cash dividend of $312,000 declared in June 2004, and the higher unrealized loss on investment securities, net of taxes, totaling $1,064,000 at June 30, 2004, compared to an unrealized gain of $28,000 at December 31, 2003. Book value per share at June 30, 2004 and December 31, 2003 was $7.53 and $7.47, respectively.

On December 5, 2003, the Company issued its twelfth consecutive 5% stock dividend to shareholders of record as of November 21, 2003. This dividend resulted in the issuance of approximately 205,000 shares of the Company’s $1.00 par value common stock. Weighted average share and per share data has been restated to reflect all stock dividends issued.

The Company and its bank subsidiary are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Company paid its first annual cash dividend of $0.10 per share in December 2003. In June 2004, the Company declared a semi-annual cash dividend of $0.07 per share payable July 26, 2004 to shareholders of record July 12, 2004. The Company presently intends to pay a semi-annual cash dividend on the common stock; however, future dividends will depend upon the Company’s earnings, financial condition, capital position, and such other factors as the Board may deem relevant. Further, the ability of the Company to pay cash dividends is dependent upon its receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds that bank’s net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. It is currently the Bank’s intention to pay all dividends only from the net income of the current year.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of total capital and establish minimum ratios for capital adequacy purposes. To be categorized as “well capitalized”, as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), Summit Financial and its banking subsidiary must maintain a risk-based Total Capital ratio of at least 10%, a risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order, or capital directive with any of its regulators. At June 30, 2004, the Company and the Bank exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. There are no current conditions or events that management believes would change the Company’s or the Bank’s category. The following table summarizes capital ratios for the Company and the Bank at June 30, 2004 and December 31, 2003.

RISK-BASED CAPITAL CALCULATION

			FOR CAPITAL		TO BE CATEGORIZED
	ACTUAL		ADEQUACY PURPOSES		“WELL-CAPITALIZED”

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2004
THE COMPANY
Total capital to risk-weighted assets	$37,826	14.96%	$20,221	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$34,662	13.71%	$10,111	4.00%	N.A.
Tier 1 capital to average assets	$34,662	10.37%	$13,366	4.00%	N.A.

THE BANK
Total capital to risk-weighted assets	$32,481	13.00%	$19,990	8.00%	$24,988	10.00%
Tier 1 capital to risk-weighted assets	$29,355	11.75%	$9,995	4.00%	$14,993	6.00%
Tier 1 capital to average assets	$29,355	8.86%	$13,247	4.00%	$16,559	5.00%

As of December 31, 2003
THE COMPANY
Total capital to risk-weighted assets	$35,223	13.75%	$20,486	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$32,019	12.50%	$10,243	4.00%	N.A.
Tier 1 capital to average assets	$32,019	9.92%	$12,911	4.00%	N.A.

THE BANK
Total capital to risk-weighted assets	$30,522	12.05%	$20,269	8.00%	$25,336	10.00%
Tier 1 capital to risk-weighted assets	$27,354	10.80%	$10,134	4.00%	$15,202	6.00%
Tier 1 capital to average assets	$27,354	8.57%	$12,772	4.00%	$15,965	5.00%

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

In addition to deposits and normal cash flows, FHLB advances and short-term borrowings (including purchasing federal funds from other financial institutions or lines of credit through the Federal Reserve Bank) provide liquidity sources based on specific needs or if management determines that these are the best sources of funds to meet current requirements. At June 30, 2004, based on its approved line of credit equal to 25% of total assets and limited to eligible collateral available, the Bank had additional available credit of approximately $4.8 million from the FHLB. Further, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated correspondent banks with available balances of $23.1 million at June 30, 2004. The Bank considers advances from the FHLB to be a reliable and readily available source of funds for both liquidity purposes and asset-liability management and interest rate risk management strategies.

Liquid assets, consisting primarily of cash and due from banks, interest-bearing deposits at banks, federal funds sold, and unpledged investment securities available for sale, accounted for 14% and 16%, respectively, of average assets for each of the six month period ended June 30, 2004 and 2003. Investment securities are an important tool to the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk. In management’s opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds.

As of June 30, 2004, there was no substantial change from the future contractual obligations as of December 31, 2003 as presented in the Company’s 2003 Annual Report on Form 10-K. The foregoing disclosures related to the liquidity of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

Summit Financial, the parent holding company, has limited liquidity needs required to pay operating expenses and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $2.6 million in available liquidity remaining from its initial public offering and the retention of earnings. In addition, a total of $2.2 million of Summit Financial’s funds were advanced to the Finance Company, in the form of an intercompany loan, to fund its operations as of June 30, 2004. This amount could be replaced by a loan from an unrelated source to create additional liquidity for Summit Financial. Other sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, borrowing from individuals, and receipt of management fees and debt service from the Company’s subsidiary on a monthly basis.

Liquidity needs of Freedom Finance, primarily for the funding of loan originations, paying operating expenses, and servicing debt, have been met to date through the initial capital investment of $500,000 made by Summit Financial, retention of earnings, borrowings from unrelated private investors as necessary, and line of credit facilities provided by Summit Financial and Summit National Bank. The Company’s management believes its liquidity sources are adequate to meet its operating needs.

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

Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. As such, there are no “stand-ready obligations” in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, “Accounting for Contingencies”. At June 30, 2004 and 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material.

At June 30, the Company’s total contractual amounts of commitments and letters of credit are as follows:

(dollars in thousands)	2004	2003

Legally binding commitments to extend credit:
Commercial and industrial	$12,749	$13,531
Residential real estate, including prime equity lines	18,999	15,790
Construction and development	14,519	17,347
Consumer and overdraft protection	2,152	2,367

	48,419	49,035
Standby letters of credit	2,786	3,718

Total commitments	$51,205	$52,753

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities maturing within one year. The Company’s gap analysis indicates an asset-sensitive position over the entire lives of the assets and liabilities. For a 12 month period, the gap analysis indicates a slight negative (i.e. liability-sensitive) position as of June 30, 2004 of $2.6 million. However, when the “effective change ratio” (the historical relative movement of each asset’s and liability’s rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company is actually asset-sensitive over a 12 month period, as well as the entire repricing lives of the assets and liabilities. This is primarily due to the fact that in excess of 70% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime lending rate, while the deposit rates do not increase or decrease as much or as quickly relative to a prime rate movement. The Company’s asset sensitive position means that assets reprice faster than the liabilities, which causes a decrease in the short-term in the net interest income and net interest margin in periods of declining rates until the fixed rate deposits mature and are repriced at then lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company’s current balance sheet structure, the opposite effect (that is, an increase in net interest income and net interest margin) is realized in the short-term in a rising rate environment.

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

At December 31, 2003, the Company’s estimated changes in EVE were within the limits established by the Board. As of June 30, 2004, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

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

(b) Changes in Internal Controls

There was no significant change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last calendar quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
At the Annual Meeting of Shareholders held April 20, 2004 pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated March 19, 2004, the following matters were voted on:
Election of four (4) nominees for director to 3-year terms

For the above matter, 3,811,009 shares (99.9% of the votes cast) voted FOR the election of the directors.

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

On July 21, 2004, the Company filed a Form 8-K related to the earnings press release dated July 20, 2004, which included selected financial data for the three month and six month periods ended June 30, 2004 and for other selected periods.

SUMMIT FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT FINANCIAL CORPORATION

Date: July 28, 2004
J. Randolph Potter, President and Chief Executive Officer

Date: July 28, 2004
Blaise B. Bettendorf, Senior Vice President and Chief Financial Officer

