Form 10-Q
period 2004-09-30
SUMMIT FINANCIAL CORP
filed 2004-11-02
CIK 856223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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

As of October 29, 2004, 4,478,334 shares of $1.00 par value common stock were outstanding.

SUMMIT FINANCIAL CORPORATION
FORM 10-Q FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I. FINANCIAL INFORMATION

Item 1.
Consolidated Balance Sheets September 30, 2004 and December 31, 2003	3
Consolidated Statements of Income Three Months and Nine Months Ended September 30, 2004 and 2003	4
Consolidated Statements of Shareholders' Equity and Comprehensive Income Three Months and Nine Months Ended September 30, 2004 and 2003	5
Consolidated Statements of Cash Flows Three Months and Nine Months Ended September 30, 2004 and 2003	6
Condensed Notes to Consolidated Financial Statements September 30, 2004	7

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.
Controls and Procedures	27

PART II. OTHER INFORMATION	28

SIGNATURES	29

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

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$8,620	$9,854
Interest-bearing bank balances	3,605	341
Federal funds sold	6,171	201
Investments available for sale	64,844	90,887
Investment in Federal Home Loan Bank and other stock	2,792	3,004
Loans, net of unearned income and net of allowance for loan losses of $3,511 and $3,437	225,240	228,365
Premises and equipment, net	4,606	4,070
Accrued interest receivable	1,336	1,505
Other assets	5,799	5,694
	$323,013	$343,921
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$40,571	$37,037
Interest-bearing demand	31,145	23,542
Savings and money market	85,561	73,245
Time deposits, $100,000 and over	39,006	65,200
Other time deposits	41,164	57,988
	237,447	257,012
Federal Home Loan Bank advances	47,518	52,317
Accrued interest payable	441	841
Other liabilities	1,439	1,546
	286,845	311,716
Shareholders' equity:
Common stock, $1.00 par value; 20,000,000 shares authorized; issued and
outstanding 4,478,334 and 4,312,925 shares	4,478	4,313
Additional paid-in capital	26,586	25,791
Retained earnings	5,046	2,102
Accumulated other comprehensive income, net of tax	287	28
Nonvested resticted stock	(229)	(29)
Total shareholders' equity	36,168	32,205
	$323,013	$343,921

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars, except per share data, in Thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Income:
Loans	$3,517	$3,447	$10,484	$10,573
Taxable investment securities	480	583	1,598	1,764
Nontaxable investment securities	230	214	700	562
Federal funds sold	20	4	40	27
Other	35	32	101	107
	4,282	4,280	12,923	13,033
Interest Expense:
Deposits	725	822	2,212	2,713
Other	375	385	1,205	1,225
	1,100	1,207	3,417	3,938
Net interest income	3,182	3,073	9,506	9,095
Provision for loan losses	33	100	193	502

Net interest income after provision for loan losses	3,149	2,973	9,313	8,593
Noninterest income:
Service charges and fees on deposit accounts	117	143	377	417
Insurance commission fee income	130	119	381	333
Gain on sale of securities	44	12	66	367
Other income	257	484	943	1,257
	548	758	1,767	2,374
Noninterest expenses:
Salaries, wages and benefits	1,340	1,284	4,044	3,877
Occupancy	174	168	500	501
Furniture, fixtures and equipment	160	163	473	483
Other expenses	370	701	1,375	1,826
	2,044	2,316	6,392	6,687
Income before income taxes	1,653	1,415	4,688	4,280
Provision for income taxes	505	445	1,433	1,342
Net income	$1,148	$970	$3,255	$2,938

Net income per share:
Basic	$.26	$.23	$.74	$.69
Diluted	$.23	$.20	$.66	$.61
Average shares outstanding:
Basic	4,447,799	4,261,705	4,400,168	4,242,767
Diluted	4,941,316	4,843,354	4,914,210	4,822,627

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in Thousands)
(Unaudited)

				Accumulated
				other
		Additional		comprehensive	Nonvested	Total
	Common	paid-in	Retained	(loss)	restricted	shareholders'
	stock	capital	earnings	income, net	stock	equity

Balance at December 31, 2002	$4,013	$21,322	$2,862	$600	($55)	$28,742
Net income for the nine months ended September 30, 2003	-	-	2,938	-	-	2,938
Other comprehensive loss:
Unrealized loss on securities:
Unrealized holding losses arising during the period, net of tax of ($418)	-	-	-	(685)	-	-
Less: reclassification adjustment for gains included in net income, net of tax of ($140)	-	-	-	(227)	-	-
Other comprehensive loss	-	-	-	(912)	-	(912)
Comprehensive income	-	-	-	-	-	2,026
Stock options exercised	76	284	-	-	-	360
Amortization of deferred compensation on restricted stock	-	-	-	-	19	19
Balance at September 30, 2003	$4,089	$21,606	$5,800	($312)	($36)	$31,147

Balance at December 31, 2003	$4,313	$25,791	$2,102	$28	($29)	$32,205
Net income for the nine months ended September 30, 2004	-	-	3,255	-	-	3,255
Other comprehensive income:
Unrealized gain on securities:
Unrealized holding gains arising during the period, net of tax of $184	-	-	-	300	-	-
Less: reclassification adjustment for gains included in net income, net of tax of ($25)	-	-	-	(41)	-	-
Other comprehensive income	-	-	-	259	-	259
Comprehensive income	-	-	-	-	-	3,514
Stock options exercised	151	557	-	-	-	708
Stock issued pursuant to restricted stock plan	14	238	-	-	(252)	-
Amortization of deferred compensation on restricted stock	-	-	-	-	52	52
Cash dividends declared ($0.07 per share)	-	-	(311)	-	-	(311)
Balance at September 30, 2004	$4,478	$26,586	$5,046	$287	($229)	$36,168

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,255	$2,938
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	193	502
Depreciation and amortization	310	333
Net gain on sale of and disposal of equipment and vehicles	(22)	(30)
Net gain on sale of investments available for sale	(66)	(367)
Net amortization of net premium on investments	93	257
Amortization of deferred compensation on restricted stock	52	19
Increase in other assets	(36)	(233)
Decrease in other liabilities	(507)	(189)
Deferred income taxes	(59)	(135)
Net cash provided by operating activities	3,213	3,095

Cash flows from investing activities:
Purchases of securities available for sale	(8,451)	(76,773)
Proceeds from maturities of securities available for sale	10,487	29,878
Proceeds from sales of securities available for sale	24,398	29,510
Purchases of investments in FHLB and other stock	(68)	(400)
Redeemption of FHLB stock	280	275
Purchases of investments in bank-owned life insurance	-	(1,500)
Net reduction (increase) in loans	2,932	(4,991)
Purchases of premises and equipment	(846)	(221)
Proceeds from sale of equipment and vehicles	22	49
Net cash provided by (used in) investing activities	28,754	(24,173)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(19,565)	18,195
Proceeds from Federal Home Loan Bank advances	4,000	18,500
Repayments of Federal Home Loan Bank advances	(8,799)	(16,000)
Cash dividends declared	(311)	-
Proceeds from employee stock options exercised	708	360
Net cash (used in) provided by financing activities	(23,967)	21,055
Net increase (decrease) in cash and cash equivalents	8,000	(23)
Cash and cash equivalents, beginning of period	10,396	11,596
Cash and cash equivalents, end of period	$18,396	$11,573

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$3,817	$4,322
Cash paid during the period for income taxes	$1,495	$1,590
Change in market value of investment securities available for sale, net of income taxes	$259	($912)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)

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

The significant accounting policies followed by the Company for interim reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements of the Company at September 30, 2004 and for the three month and nine month periods ended September 30, 2004 and 2003 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2004, and the results of operations and cash flows for the periods ended September 30, 2004 and 2003 have been included. The information contained in the footnotes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2003 should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain interim 2003 amounts have been reclassified to conform with the statement presentations for the interim 2004 period and to reflect the effect of the 5% stock dividend paid in December 2003.

The results for the three month and nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - CASH FLOW INFORMATION:
For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, “Cash and due from banks”, “Interest-bearing bank balances” and “Federal funds sold” to be cash and cash equivalents. These accounts totaled $18,396,000 and $11,573,000 at September 30, 2004 and 2003, respectively.

NOTE 3 - STOCK COMPENSATION PLANS:
At September 30, 2004, the Company had three stock-based employee and director option plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for December 31, 2003. The Company reports stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, which measures compensation expense as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123, “Accounting for Stock-Based Compensation”, encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. Accordingly, no compensation cost has been recognized for the stock-based option plans as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation.

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
(dollars, except per share, in thousands)	2004	2003	2004	2003

Net income, as reported	$1,148	$970	$3,255	$2,938
Less - total stock-based employee compensation expense determined under fair value based method, net of taxes	31	42	93	126
Proforma net income	$1,117	$928	$3,162	$2,812
Earnings per share:
Basic - as reported	$0.26	$0.23	$0.74	$0.69
Basic - proforma	$0.25	$0.22	$0.72	$0.66
Diluted - as reported	$0.23	$0.20	$0.66	$0.61
Diluted - proforma	$0.23	$0.19	$0.64	$0.58

NOTE 4 - INTANGIBLE ASSETS:
As of January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company’s intangible assets consist of goodwill resulting from the Finance Company’s branch acquisitions and are included in “Other assets” on the accompanying consolidated balance sheets. The balance of goodwill at September 30, 2004 and December 31, 2003 was $187,000. There was no impairment expense charged in any period presented.

NOTE 5 - PER SHARE INFORMATION:
The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three months and nine months ended September 30, 2004 and 2003. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income. All average share and per share data have been restated to reflect all stock dividends as of the earliest period presented.

	For the Three months ended September 30,
	2004	2004	2003	2003
	BASIC	DILUTED	BASIC	DILUTED
Net Income	$1,148,183	$1,148,183	$969,587	$969,587
Average shares outstanding	4,447,799	4,447,799	4,261,705	4,261,705
Effect of Dilutive Securities:
Stock options	-	476,600	-	575,814
Unvested restricted stock	-	16,917	-	5,835
	4,447,799	4,941,316	4,261,705	4,843,354
Per-share amount	$0.26	$0.23	$0.23	$0.20

	For the Nine months Ended September 30,
	2004	2004	2003	2003
	BASIC	DILUTED	BASIC	DILUTED
Net Income	$3,255,495	$3,255,495	$2,938,046	$2,938,049
Average shares outstanding	4,400,168	4,400,168	4,242,767	4,242,767
Effect of Dilutive Securities:
Stock options	-	497,125	-	574,025
Unvested restricted stock	-	16,917	-	5,835
	4,400,168	4,914,210	4,242,767	4,822,627
Per-share amount	$0.74	$0.66	$0.69	$0.61

NOTE 6 - SEGMENT INFORMATION:
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

	For the three months ended September 30, 2004				At and for the nine months ended September 30, 2004
	Bank	Finance	Corporate	Total	Bank	Finance	Corporate	Total
Interest income	$3,862	$421	($1)	$4,282	$11,653	$1,275	($5)	$12,923
Interest expense	1,100	32	(32)	1,100	3,417	92	(92)	3,417
Net interest income	2,762	389	31	3,182	8,236	1,183	87	9,506
Provision for loan losses	(26)	59	-	33	0	193	-	193
Other income	470	93	(15)	548	1,540	272	(45)	1,767
Other expenses	1,680	356	8	2,044	5,332	1,037	23	6,392
Income before taxes	1,578	67	8	1,653	4,444	225	19	4,688
Income taxes	478	24	3	505	1,343	83	7	1,433
Net income	$1,100	$43	$5	$1,148	$3,101	$142	$12	$3,255
Net loans					$222,595	$2,743	($98)	$225,240
Total assets					$319,941	$3,214	($142)	$323,013

	For the three months ended September 30, 2003				At and for the nine months ended September 30, 2003
	Bank	Finance	Corporate	Total	Bank	Finance	Corporate	Total
Interest income	$3,820	$467	($7)	$4,280	$11,655	$1,397	($19)	$13,033
Interest expense	1,207	36	(36)	1,207	3,938	112	(112)	3,938
Net interest income	2,613	431	29	3,073	7,717	1,285	93	9,095
Provision for loan losses	30	70	-	100	300	202	-	502
Other income	689	84	(15)	758	2,165	254	(45)	2,374
Other expenses	1,975	336	5	2,316	5,638	1,028	21	6,687
Income before taxes	1,297	109	9	1,415	3,944	309	27	4,280
Income taxes	401	41	3	445	1,216	116	10	1,342
Net income	$896	$68	$6	$970	$2,728	$193	$17	$2,938
Net loans					$217,461	$3,124	($665)	$219,920
Total assets					$322,210	$3,631	($724)	$325,117

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the “Company”) on Form 10K for the year ended December 31, 2003. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations as well as to reflect the effect of the 5% stock dividend paid in December 2003. Results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of results to be attained for any other period.

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

Factors that could cause actual results to differ from those indicated by any forward-looking statements include, but are not limited to, the following:

•	Inflation, interest rates, market and monetary fluctuations;
•	Geopolitical developments and any future acts or threats of war or terrorism;
•	The effects of, and changes in trade, monetary and fiscal policies and laws, including interest policies of the Federal Reserve;
•	A decline in general economic conditions and the strength of the local economies in which the Company operates;
•	The financial condition of the Company’s borrowers and potential deterioration of credit quality;
•	Competitive pressures on loan and deposit pricing and demand;
•	Changes in technology and their impact on the marketing of products and services;
•	The timely development and effective marketing of competitive new products and services;
•	The impact of changes in financial service laws and regulations, including laws concerning taxes, banking, securities and insurance;
•	Changes in accounting principles, policies, and guidelines;
•	The Company’s success at managing the risks involved in the foregoing as well as other risks and uncertainties detailed from time to time in press releases and other public filings.

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

The income tax calculations reflect the current period income tax expense for all periods shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The income tax returns, usually filed nine months after year-end, are subject to review and possible revision by the tax authorities up until the statute of limitations has expired. These statutes usually expire three years after the time the respective tax returns have been filed.

BALANCE SHEET ACTIVITY
Total assets decreased $20.9 million or 6% from December 31, 2003 to September 30, 2004 to total $323.0 million. The decrease was primarily related to a reduction in investment securities from sales, calls, and maturities totaling $26.0 million. The decision to restructure the balance sheet through the sale of investment securities was a strategy to manage the expectations of further changes in the treasury market. The securities selected for sale were to reposition the investment portfolio to reduce the price risk and volatility, and to reduce the extension risk arising from increases in the treasury yield curve resulting in a slow down in cash flows from mortgage-backed securities and callable agency securities.

Liquidity generated from the reduction of investments funded the decrease in deposits of $19.6 million or 8% during the period to total $237.4 million. A majority of the decrease in deposits was in the time deposit categories, and were primarily non-core deposit accounts from outside the local market which management made a strategic decision to let leave the Bank upon maturity. Management made the decision to not retain these deposits in order to reduce the Bank’s cost of funds, return the loan-to-deposit ratios to more historic levels in order to maximize net interest margin, and to focus on local market deposits.

In addition to the retention of earnings, total equity increased $4.0 million, or 12%, related to the exercise of stock options during the first nine months of the year and the increase in unrealized gain on investment securities, which increased from $28,000 at December 31, 2003 to $287,000 at September 30, 2004. There were no individual securities with significant unrealized losses, and those securities with unrealized losses at September 30, 2004 are considered to have a temporary impairment in value resulting primarily from the significant market shifts in the Treasury yield curve over the past year. The Company has demonstrated an ability to hold securities until maturity, thus an actual loss may not be realized. There has been no credit quality deterioration of any of the securities with unrealized losses and the agency securities carry the implied guarantee of the U.S. Government. Increases in equity were partially offset by cash dividend of $311,000 paid in July 2004.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
The allowance for loan losses is established through charges in the form of a provision for loan losses based on management’s periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management’s opinion of an adequate level to absorb probable losses inherent in the loan portfolio at September 30, 2004. In assessing the adequacy of the allowance and the amount charged to the provision, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are losses which must be charged-off, and to assess the risk characteristics of the portfolio in the aggregate as well as the credit risk associated with particular loans. The Company’s methodology for evaluating the adequacy of the allowance for loan losses incorporates management’s current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied process. The methodology includes segmentation of the loan portfolio into reasonable components based on loan purpose for calculation of the most accurate reserve. Appropriate reserve estimates are determined for each segment based on a review of individual loans, application of historical loss factors for each segment, and adjustment factors applied as considered necessary. The adjustment factors are applied consistently and are quantified for consideration of national and local economic conditions; exposure to concentrations that may exist in the portfolio; impact of off-balance sheet risk; alterations of lending policies and procedures; the total amount of and changes in trends of past due loans, nonperforming loans, problem loans and charge-offs; the total amount of and changes in trends of the Bank’s classified loans; variations in the nature, maturity, composition, and growth of the loan portfolio; changes in trends of collateral value; entry into new markets; and other factors which may impact the current credit quality of the loan portfolio.

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

The following table sets forth certain information with respect to changes in the Company’s allowance for loan losses for each period presented.

(dollars in thousands)	At and For the Nine months Ended September 30, 2004	At and For the Year Ended December 31, 2003	At and For the Nine months Ended September 30, 2003

Balance at beginning of period	$3,437	$3,369	$3,369
Charge-offs:
Commercial and industrial	-	167	92
Commercial real estate	70	388	216
Installment and consumer	309	519	293
	379	1,074	601
Recoveries:
Commercial and industrial	35	2	-
Commercial real estate	130	205	180
Installment and consumer	95	149	67
	260	356	247
Net charge-offs	119	718	254
Provision charged to expense	193	786	502
Balance at end of period	$3,511	$3,437	$3,517
Net charge-offs to average loans, annualized	0.07%	0.32%	0.21%
Allowance to loans, period end	1.53%	1.48%	1.57%

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

(dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003
Loans past due 90 days or more, still accruing	$341	$170	$169
Non-accrual loans	408	587	527
Troubled debt restructurings	-	-	-
Other real estate owned	230	125	-
Total nonperforming assets	$979	$882	$696
Nonperforming assets to total loans and OREO	0.43%	0.38%	0.31%

Management maintains a list of potential problem loans which includes non-accrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either graded internally, by independent review or regulatory examinations) as “watch”, “OAEM”, “substandard”, “doubtful”, or “loss”. A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of adversely classified loans (i.e., defined as loans with a credit grade of “substandard”, “doubtful”, or “loss”) at September 30, 2004 was $5.5 million or 2.5% of the loan portfolio at September 30, 2004, compared to $3.5 million or 1.5% of the loan portfolio at December 31, 2003, and $4.6 million or 2.1% of the loan portfolio at September 30, 2003. The amount of potential problem loans at September 30, 2004 does not represent management’s estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. Although adversely classified loans have increased somewhat during the nine months ended September 30, 2004, loans classified as OAEM have decreased substantially by $6.9 million since December 31, 2003. The overall decrease in the amount of total classified loans in 2004 is primarily related to the significant payoffs and paydowns in loans and management proactively worked these loans to improve the quality of the portfolio, as well as an improvement in the general economic conditions during the period. Management believes that the allowance for loan losses as of September 30, 2004 is adequate to absorb any losses related to the nonperforming loans and potential problem loans as of that date. Management continues to monitor closely the levels of nonperforming and potential problem loans, and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of nonperforming and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision for loan losses accordingly. This would likely decrease net income.

The allowance for loan losses totaled $3.5 million, or 1.53% of total loans, at September 30, 2004. This is compared to a $3.4 million allowance, or 1.48% of total loans, at December 31, 2003, and $3.5 million, or 1.57% of total loans at September 30, 2003. The fluctuations in the allowance for loan losses as a percent of loans between September 30, 2003, December 31, 2003 and September 30, 2004 is reflective of the factors discussed previously, as well as under the “Provision for Loan Losses” section below, primarily related to change in levels of and trends in classified loans between the periods.

EARNINGS REVIEW - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

GENERAL
The Company reported consolidated net income for the three months ended September 30, 2004 of $1,148,000, compared to net income of $970,000 for the three months ended September 30, 2003, or an improvement of approximately $178,000 or 18%. The primary contributors to increased earnings for the third quarter of 2004 was the lower cost of funds, lower provision for loan losses and control of overhead expenses. The reduction in the provision for loan losses was related to the lower originations in 2004 as compared to the prior year and the overall improvement of credit quality in the loan portfolio. The improvements in income were somewhat offset by the 28% reduction in other income primarily as a result of lower mortgage referral fees.

NET INTEREST INCOME
Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company’s earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the quarters ended September 30, 2004 and September 30, 2003, the Company recorded net interest income of $3.2 million and $3.1 million, respectively. The 22 basis point increase in net interest margin was somewhat offset by the 2% decrease in average earning assets between the two periods, thus resulting in the $109,000 (4%) increase in net interest income between the third quarter of 2003 and the third quarter of 2004.

For the three months ended September 30, 2004 and September 30, 2003, the Company’s net interest margin was 4.35% and 4.13%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in net interest margin is related primarily to the 41 basis point increase in the prime interest rate contributing to a higher average yield on assets, combined with the 10 basis point reduction in the average cost of funds.

INTEREST INCOME
For the three months ended September 30, 2004, the Company’s earning assets averaged $301.8 million and had an average yield of 5.80%. This compares to average earning assets of $306.5 million for the third quarter of 2003, yielding approximately 5.69%. Thus, the 11 basis point increase in average yield, offset by the 2% decrease in volume of average earning assets, accounts for the nominal $2,000 increase in interest income.

Gross loans comprised approximately 75% of the Company’s average earning assets for the third quarter of 2004 and compared to 73% for the third quarter of 2003. The majority of the Company’s loans are tied to the prime rate (over 70% of the Bank’s loan portfolio is at floating rates at September 30, 2004), which averaged 4.41% and 4.00% for the quarters ended September 30, 2004 and 2003, respectively. During the third quarter of 2004, loans averaged $225.1 million, yielding an average of 6.21%, compared to $223.0 million, yielding an average of 6.13% for the third quarter of 2003. The 8 basis point increase in the average yield on loans is directly related to the increases in the short-term market interest rates and the prime lending rate between 2003 and 2004. The 1% increase in average loans was combined with the higher average yields and resulted in the increase in interest income on loans of $70,000 or 2%.

Investment securities averaged $65.2 million or 22% of average earning assets and yielded 5.08% (tax equivalent basis) during the third quarter of 2004, compared to average securities of $77.0 million yielding 4.71% (tax equivalent basis) for the three months ended September 30, 2003. The 37 basis point increase in the average yield of the investment portfolio is related to the general increase in treasury market interest rates during 2004, sales of lower yielding investments during the period, the overall portfolio mix, and the slow down in mortgage-backed securities principal payments. As of September 30, 2004, the portfolio had a weighted average life of approximately 7.4 years and an average duration of 5.9 years. This is compared to a weighted average life of 7.7 years and an average duration of 6.0 years as of December 31, 2003. The 15% decrease in average securities, offset somewhat by the increase in yield, resulted in the net decrease of interest income on taxable and nontaxable investments of $87,000 or 11%.

INTEREST EXPENSE
The Company’s interest expense for the three months ended September 30, 2004 was $1.1 million. The decrease in interest expense of $107,000, or 9%, from the comparable quarter in 2003 of $1.2 million was related primarily to the 10 basis point decrease in the average rate on liabilities, combined with the 4% decrease in the level of average interest-bearing liabilities. Interest-bearing liabilities averaged $244.0 million for the third quarter of 2004 with an average rate of 1.79%. This is compared to average interest-bearing liabilities of $253.6 million with an average rate of 1.89% for the quarter ended September 30, 2003. The decrease in average rate on liabilities is directly related to the maturities of fixed rate deposits and other borrowings which were renewed at lower current market rates.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $33,000 for the third quarter of 2004, compared to $100,000 for the comparable period of 2003. As discussed further under the “Allowance for Loan Losses” section above, in addition to the level of net originations, other factors influencing the amount charged to the provision each period include (1) trends in and the total amount of past due, nonperforming, and classified loans; (2) trends in and the total amount of net chargeoffs, (3) concentrations of credit risk in the loan portfolio, and (4) local and national economic conditions and anticipated trends. Thus, the $67,000 or 67% decrease in the provision for loan losses is related to the lower level of net loan originations in the third quarter of 2004 as compared to the third quarter of 2003, as well as the overall improvement in credit quality of the loan portfolio as evidenced by the reduction in net charge-offs, past due loans, and classified loans. Estimates charged to the provision for loan losses are based on management’s judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

NONINTEREST INCOME AND EXPENSES
Noninterest income, which is primarily related to service charges on customers’ deposit accounts; commissions on nondeposit investment product sales and insurance product sales; mortgage origination fees; and gains on sales of investment securities, was $548,000 for the three months ended September 30, 2004 compared to $758,000 for the third quarter of 2003, or a decrease of 28%. The decrease is related to the reduction in mortgage referral fees, which decreased $112,000 as compared to the third quarter of 2003 due to the slowdown in mortgage refinance activity. Also contributing to the lower other income was a decline of $71,000 in the revenue related to merchant credit card transactions due to the Company’s outsourcing the operations of this product in mid-2004 and thereafter, receiving a residual net revenue amount.

For the three months ended September 30, 2004 and 2003, noninterest expense was $2.0 million and $2.3 million, respectively. The most significant item included in noninterest expense is salaries, wages and benefits, which totaled $1.3 million for both the three months ended September 30, 2004 and 2003. The increase of $56,000 or 4% is primarily a result of normal annual raises and higher group insurance costs, offset somewhat by lower bonus accruals in 2004.

Occupancy and furniture, fixtures, and equipment (“FFE”) expenses increased a total of $3,000 or 1% between the third quarter of 2003 and 2004. The nominal increase was due to normal increases in expenses being offset by an adjustment in property taxes for one of the Company’s branch locations and lower depreciation due to assets which became fully depreciated in 2003. There were no significant changes in or additions to property and premises between the two quarterly periods.

Included in the line item “other expenses”, which decreased $331,000 or 47% from the comparable period of 2003, are charges for OCC assessments; property and bond insurance; ATM switch fees; professional services; merchant credit card expenses; education and seminars; advertising and public relations; and other branch and customer related expenses. The decrease is primarily related to no FHLB prepayment penalties in 2004 which amounted to $166,000 in 2003 for the early retirement of several advances. Also contributing to the expense reduction was lower advertising ($39,000) and consultant fees ($21,000) in 2004 due to changes in the promotional campaigns and other programs of the Company requiring these services; lower legal fees ($31,000) related to less loan collection costs in 2004; and reductions in merchant credit card expenses ($79,000) due to the Company’s outsourcing the operations of this product line in mid-2004 and receiving a residual net revenues amount thereafter. Fluctuations in other expense categories are primarily related to deposit related expenses and are a result of normal activity of the Company and normal changes in the volume and nature of transactions.

INCOME TAXES
For the three months ended September 30, 2004, the Company reported $505,000 in income tax expense, or an effective tax rate of 30.5%. This is compared to income tax expense of $445,000 for the same period of the prior year, or an effective tax rate of 31.4%. The slight reduction in effective tax rate is primarily related to the level of tax-free municipal securities in each period.

EARNINGS REVIEW - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

GENERAL
The Company reported consolidated net income for the nine months ended September 30, 2004 of $3,255,000, compared to net income of $2,938,000 for the nine months ended September 30, 2003, or an improvement of approximately $317,000 or 11%. The primary factors in the increased earnings from the same period of the prior year were the 3% increase in average earning assets, the 13% reduction in interest expense due to lower cost of funds, and the lower provision for loan losses resulting from lower net originations during the period and the improvement in overall quality of the loan portfolio. The increases in income were somewhat offset by the 26% reduction in other income as a result of lower gains on sales of investment securities and lower mortgage referral fees.

NET INTEREST INCOME
Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the nine months ended September 30, 2004, the Company recorded consolidated net interest income of $9.5 million, a 5% increase from the net interest income of $9.1 million for the nine months ended September 30, 2003. The increase in this amount is related to the increase in net interest margin, combined with the higher average earning asset and interest-bearing liability volume of the Company of 3% and 2%, respectively.

For the nine months ended September 30, 2004 and 2003, the Company's consolidated net interest margin was 4.21% and 4.15%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The 6 basis point increase in net interest margin is related primarily to the 31 basis point reduction in the average cost of funds, offset somewhat by the 23 basis point reduction in the average yield on assets. The average prime rate decreased 2 basis points to 4.14% for the nine months ended September 30, 2004.

INTEREST INCOME
For the nine months ended September 30, 2004, the Company's earning assets averaged $312.6 million and had an average tax-equivalent yield of 5.67%. This compares to average earning assets of $302.7 million for the first nine months of 2003, yielding 5.90%. Thus, the 3% increase in volume of average earning assets, which was more than offset by the 23 basis point decrease in average yield, accounts for the $110,000 (1%) decrease in interest income between the comparable nine month periods of 2004 and 2003.

Consolidated loans averaged approximately 74% and 73% of the Company’s average earning assets for the first nine months of 2004 and 2003, respectively. The majority of the Company’s loans are tied to the prime rate (over 70% of the Bank’s portfolio is at floating rates at September 30, 2004), which averaged 4.14% and 4.16% for the nine months ended September 30, 2004 and 2003, respectively. During the first nine months of 2004, consolidated loans averaged $231.9 million, yielding an average of 6.03%, compared to $222.4 million, yielding an average of 6.35% for the first nine months of 2003. The 32 basis point decrease in the average yield on loans is primarily related to the origination and renewal of fixed rate loans at lower current market rates, combined with the slightly lower average prime lending rate between the two periods. The 4% increase in average loans, offset by the decrease in average rate, resulted in a decrease in consolidated interest income on loans of $89,000 or 1%.

Investment securities averaged $70.6 million or 23% of average earning assets and yielded 5.02% (tax equivalent basis) during the first nine months of 2004, compared to average securities of $71.2 million yielding 4.89% (tax equivalent basis) for the nine months ended September 30, 2003. The increase in average yield on the investment portfolio is related to the changes in the treasury yield curve, the timing and volume of security maturities, calls, and sales which were reinvested in instruments with higher current market rates, changes in cash flow speeds on mortgage-backed securities, and the overall portfolio mix. The 1% decrease in volume of investment securities, offset somewhat by the increase in average rate, resulted in the net decrease in interest income on taxable and nontaxable investments of $28,000 or 1%.

INTEREST EXPENSE
The Company's interest expense for the nine months ended September 30, 2004 was $3.4 million. The decrease of 13% from the comparable nine months in 2003 of $3.9 million was directly related to the 31 basis point decrease in the average rate on liabilities, offset somewhat by the 2% increase in the volume of average interest-bearing liabilities. Interest-bearing liabilities averaged $257.5 million for the first nine months of 2004 with an average rate of 1.77%. This is compared to average interest-bearing liabilities of $253.0 million with an average rate of 2.08% for the nine months ended September 30, 2003. The decrease in average rate on liabilities is directly related to the maturities of fixed rate deposits which were renewed at lower current market rates.

PROVISION FOR LOAN LOSSES
As previously discussed under the quarterly analysis above, the amount charged to the provision for loan losses by the Bank and the Finance Company is based on management's judgment as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio.

Included in the net income for the nine months ended September 30, 2004 is a provision for loan losses of $193,000 compared to a provision of $502,000 for the same period of 2003. As discussed further under the “Allowance for Loan Losses” section above, in addition to the level of net originations, other factors influencing the amount charged to the provision each period include (1) trends in and the total amount of past due, classified, nonperforming, and “watch list” loans; (2) trends in and the total amount of net chargeoffs, (3) concentrations of credit risk in the loan portfolio, and (4) local and national economic conditions and anticipated trends. Thus, the $309,000 or 61% decrease in the provision for loan losses is related to the net reduction in loans outstanding for the first nine month of 2004 of $3.1 million compared to net origination of $4.6 million for the same period of 2003. In addition, contributing to the lower provision expense for the period is the overall improvement in credit quality of the loan portfolio as evidenced by the reduction in net charge-offs, past due loans, and classified loans. Estimates charged to the provision for loan losses are based on management’s judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

NONINTEREST INCOME AND EXPENSES
Noninterest income, which is primarily related to service charges on customers’ deposit accounts; commissions on nondeposit investment product sales and insurance product sales; and mortgage origination fees, was $1.8 million for the nine months ended September 30, 2004 compared to $2.4 million for the first nine months of 2003, or a decrease of $607,000 or 26%. The decrease is related to lower gains on sales of securities, which decreased $301,000 due to a reduction in the volume of sales transactions and the general market conditions effecting the amount of gain or loss on securities sold. Also contributing to the reduction in other income was lower mortgage referral fees which decreased $225,000 as compared to the first nine months of 2003 due to the significant slowdown in mortgage refinancing activity. Finally, other income declined of $84,000 between the two periods related to merchant credit card transactions due to the Company’s outsourcing the operations of this product in mid-2004 and thereafter, receiving a residual net revenue amount.

For the nine months ended September 30, 2004, total noninterest expenses were $6.4 million, which is a decrease of $295,000, or 4%, from the amount incurred for the nine months ended September 30, 2003 of $6.7 million. The most significant item included in other expenses is salaries, wages and benefits, which amounted to $4.0 million for the nine months ended September 30, 2004 as compared to $3.9 million for the nine months ended September 30, 2003. The increase of $167,000 or 4% is primarily a result of normal annual raises and higher group insurance costs, offset somewhat by lower bonus accruals in 2004.

Occupancy and furniture, fixtures, and equipment (“FFE”) expenses decreased a total of $11,000 between the first nine months of 2003 and 2004. The decrease was primarily related to an adjustment in property taxes for one of the Company’s branch locations, and lower depreciation due to assets which became fully depreciated in 2003. There were no significant changes in or additions to property and premises between the two comparable periods.

Included in the line item “other expenses”, which decreased $451,000 or 25% from the comparable period of 2003, are charges for OCC assessments; property and bond insurance; ATM switch fees; merchant and credit card expenses; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The decrease is primarily related to no FHLB prepayment penalties in 2004 which amounted to $166,000 in 2003 for the early retirement of several advances. Also contributing to the expense reduction was lower advertising ($135,000), consultant fees ($52,000), and other professional fees ($45,000) in 2004 due to changes in the promotional campaigns and other programs of the Company requiring these services. Legal fees were lower in 2004 by $26,000 related to less loan collection costs in 2004 and the Company realized reductions in merchant credit card expenses of $84,000 due to outsourcing the operations of this product line in mid-2004 and receiving a residual net revenues amount thereafter. Fluctuations in other expense categories are primarily related to deposit related expenses and are a result of normal activity of the Company and normal changes in the volume and nature of transactions.

INCOME TAXES
For the nine months ended September 30, 2004, the Company reported $1.4 million in income tax expense, or an effective tax rate of 30.6%. This is compared to income tax expense of $1.3 million for the same period of the prior year, or an effective tax rate of 31.3%. The slight reduction in effective tax rate is primarily related to the level of tax-free municipal securities in each period.

CAPITAL MANAGEMENT
The Company’s capital serves to support asset growth and provide protection against loss to depositors and creditors. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive return to shareholders will be realized over both the short and long-term, while serving depositors’, creditors’ and regulatory needs. Total shareholders’ equity amounted to $36.2 million, or 11.2% of total assets, at September 30, 2004. This is compared to $32.2 million, or 9.4% of total assets, at December 31, 2003. The $4.0 million increase in total shareholders’ equity resulted principally from retention of earnings and stock issued pursuant to the Company’s stock option plans and restricted stock plan. Increases in equity were partially offset by cash dividend of $311,000 paid in July 2004. Book value per share at September 30, 2004 and December 31, 2003 was $8.08 and $7.47, respectively.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of total capital and establish minimum ratios for capital adequacy purposes. To be categorized as “well capitalized”, as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), Summit Financial and its banking subsidiary must maintain a risk-based Total Capital ratio of at least 10%, a risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order, or capital directive with any of its regulators. At September 30, 2004, the Company and the Bank exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. There are no current conditions or events that management believes would change the Company’s or the Bank’s category. The following table summarizes capital ratios for the Company and the Bank at September 30, 2004 and December 31, 2003.

RISK-BASED CAPITAL CALCULATION

			FOR CAPITAL		TO BE CATEGORIZED
	ACTUAL		ADEQUACY PURPOSES		“WELL-CAPITALIZED”
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2004
THE COMPANY
Total capital to risk-weighted assets	$39,060	15.59%	$20,049	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$35,923	14.33%	$10,024	4.00%	N.A.
Tier 1 capital to average assets	$35,923	10.93%	$13,152	4.00%	N.A.

THE BANK
Total capital to risk-weighted assets	$33,231	13.42%	$19,817	8.00%	$24,771	10.00%
Tier 1 capital to risk-weighted assets	$30,132	12.16%	$9,908	4.00%	$14,863	6.00%
Tier 1 capital to average assets	$30,132	9.25%	$13,032	4.00%	$16,290	5.00%

As of December 31, 2003
THE COMPANY
Total capital to risk-weighted assets	$35,223	13.75%	$20,486	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$32,019	12.50%	$10,243	4.00%	N.A.
Tier 1 capital to average assets	$32,019	9.92%	$12,911	4.00%	N.A.

THE BANK
Total capital to risk-weighted assets	$30,522	12.05%	$20,269	8.00%	$25,336	10.00%
Tier 1 capital to risk-weighted assets	$27,354	10.80%	$10,134	4.00%	$15,202	6.00%
Tier 1 capital to average assets	$27,354	8.57%	$12,772	4.00%	$15,965	5.00%

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

In addition to deposits and normal cash flows, FHLB advances and short-term borrowings (including purchasing federal funds from other financial institutions or lines of credit through the Federal Reserve Bank) provide liquidity sources based on specific needs or if management determines that these are the best sources of funds to meet current requirements. At September 30, 2004, based on its approved line of credit equal to 25% of total assets and limited to eligible collateral available, the Bank had additional available credit of approximately $2.4 million from the FHLB. Further, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated correspondent banks with available balances of $23.1 million at September 30, 2004. The Bank considers advances from the FHLB to be a reliable and readily available source of funds for both liquidity purposes and asset-liability management and interest rate risk management strategies.

Liquid assets, consisting primarily of cash and due from banks, interest-bearing deposits at banks, federal funds sold, and unpledged investment securities available for sale, accounted for 16% and 18%, respectively, of average assets for each of the nine month period ended September 30, 2004 and 2003. Investment securities are an important tool to the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk. In management’s opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds.

As of September 30, 2004, there was no substantial change from the future contractual obligations as of December 31, 2003 as presented in the Company’s 2003 Annual Report on Form 10-K. The foregoing disclosures related to the liquidity of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

Summit Financial, the parent holding company, has limited liquidity needs required to pay operating expenses and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $2.7 million in available liquidity remaining from its initial public offering and the retention of earnings. In addition, a total of $2.2 million of Summit Financial’s funds were advanced to the Finance Company, in the form of an intercompany loan, to fund its operations as of September 30, 2004. This amount could be replaced by a loan from an unrelated source to create additional liquidity for Summit Financial. Other sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, borrowing from individuals, and receipt of management fees and debt service from the Company’s subsidiary on a monthly basis.

Liquidity needs of Freedom Finance, primarily for the funding of loan originations, paying operating expenses, and servicing debt, have been met to date through the initial capital investment of $500,000 made by Summit Financial, retention of earnings, intercompany loan facilities provided by Summit Financial and Summit National Bank, and borrowings from unrelated private investors as necessary. The Company’s management believes its liquidity sources are adequate to meet its operating needs.

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

Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. As such, there are no “stand-ready obligations” in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, “Accounting for Contingencies”. At September 30, 2004 and 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material.

At September 30, the Company’s total contractual amounts of commitments and letters of credit are as follows:

(dollars in thousands)	2004	2003
Legally binding commitments to extend credit:
Commercial and industrial	$12,377	$12,477
Commercial real estate	5,993	3,011
Residential real estate, including prime equity lines	19,372	17,851
Construction and development	17,348	18,547
Consumer and overdraft protection	2,337	2,510
	57,427	54,396
Standby letters of credit	3,687	3,713
Total commitments	$61,114	$58,109

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities maturing within one year. The Company’s gap analysis indicates an asset-sensitive position over the entire lives of the assets and liabilities. For a 12 month period, the gap analysis indicates an asset-sensitive position as of September 30, 2004 of $14.9 million. When the “effective change ratio” (the historical relative movement of each asset’s and liability’s rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company actually has a somewhat higher asset-sensitive gap over a 12 month period. This is primarily due to the fact that in excess of 70% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime lending rate, while the deposit rates do not increase or decrease as much or as quickly relative to a prime rate movement. The Company’s asset sensitive position means that assets reprice faster than the liabilities, which causes a decrease in the short-term in the net interest income and net interest margin in periods of declining rates until the fixed rate deposits mature and are repriced at then lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company’s current balance sheet structure, the opposite effect (that is, an increase in net interest income and net interest margin) is realized in the short-term in a rising rate environment.

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

At December 31, 2003, the Company’s estimated changes in EVE were within the limits established by the Board. As of September 30, 2004, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

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

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on paragraphs 6 through 20, 22 and 23 of EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provided for adoption of the related consensus as of the beginning of the third quarter of 2004. Subsequent to the FASB’s ratification, in September 2004 the FASB issued FASB Staff Position (“FSP”) EITF 03-1-1 which effectively delays the guidance in paragraphs 10 through 20 of EITF 03-01 until the FASB issues final guidance, expected in the fourth quarter of 2004. In addition, the FASB issued proposed FSP EITF 03-1-a, which provides guidance on the application of EITF 03-01 to debt securities that are impaired as a result of interest rate and/or sector spread increases, and is expected to be discussed and issued in final form in the fourth quarter of 2004.

Paragraphs 10 through 20 of EITF 03-01 provide guidance on when impairment of debt and equity securities is considered other-than-temporary. This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and the ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. We are currently evaluating the impact that implementation of this guidance could have on our consolidated financial position or results of operations.

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
31.1 - Rule 13a - 14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 - Rule 13a - 14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1 - Section 1350 Certificate of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2 - Section 1350 Certificate of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K:

On October 20, 2004, the Company filed a Form 8-K related to the earnings press release dated October 19, 2004, which included selected financial data for the three month and nine month periods ended September 30, 2004 and for other selected periods.

SUMMIT FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT FINANCIAL CORPORATION

Date: November 1, 2004
J. Randolph Potter, President and Chief Executive Officer

Date: November 1, 2004
Blaise B. Bettendorf, Senior Vice President and Chief Financial Officer

