Form 10-K
period 2004-12-31
SUMMIT FINANCIAL CORP
filed 2005-03-01
CIK 856223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended: December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From __________ to ___________

Commission File No. 000-19235

SUMMIT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57-0892056
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

P. O. Box 1087, 937 North Pleasantburg Drive
Greenville, South Carolina 29602
(Address of Principal Executive Offices, including zip code)

Registrant's Telephone Number, Including Area Code: (864) 242-2265

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Title of Class: COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The registrant’s common stock is traded on the Small-Cap market of NASDAQ under the symbol SUMM. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and asked prices of such common equity as quoted on the NASDAQ Market, as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $59.3 million (3,208,357 shares held by non-affiliates at $18.47 per share). For purposes of the foregoing calculation only, all directors, executive officers, and 5% shareholders of the registrant have been deemed affiliates.

As of February 22, 2005, there were 4,525,727 shares of the registrant's Common Stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for 2005 Annual Meeting of Shareholders is incorporated by reference in Part III.

PART I

Item 1.     BUSINESS

The Company
Summit Financial Corporation (“the Company”), headquartered in Greenville, South Carolina, was incorporated as a bank holding company under the Bank Holding Company Act of 1956, as amended, and under the laws of the State of South Carolina on May 26, 1989. The Company became a financial holding company on March 23, 2000 as provided by the “Gramm-Leach-Bliley” Financial Services Modernization Act of 1999. Subsidiaries of the Company are Summit National Bank (“the Bank” or “Summit”), a national bank organized in 1990, and Freedom Finance, Inc. (“the Finance Company” or “Freedom”), a consumer finance company organized in 1994. In 1997, the Bank incorporated Summit Investment Services, Inc., an investment and financial planning company, as a wholly-owned subsidiary. The Company has no foreign operations.

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

At December 31, 2004, the Company had total assets of $320.9 million, total deposits of $231.7 million, loans, net of unearned income, of $238.8 million and shareholders’ equity of $37.3 million. This compares with total assets of $343.9 million, total deposits of $257.0 million, loans of $228.4 million and shareholders’ equity of $32.2 million at December 31, 2003. The operating results and key financial measures of the Company and its subsidiaries are discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included under Item 7 below.

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

Deposits of the Bank are insured up to $100,000 by the Federal Deposit Insurance Corporation (“the FDIC”). The Company has no material concentration of deposits from any single customer or group of customers. Other services which the Bank offers include safe deposit boxes, bank money orders, wire transfer facilities, remote internet banking and various cash management and electronic banking programs.

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

Freedom Finance, Inc.
The Finance Company makes and services installment loans to individuals with loan principal amounts generally not exceeding $2,000 and with maturities ranging from three to 18 months. The Finance Company, which is headquartered in Greenville, South Carolina, currently has 11 branch offices throughout South Carolina. The Finance Company’s loan customers are primarily in the low-to-moderate income brackets and are engaged in widely diverse occupations. A loan investigation and credit history review is made for each borrower, either through credit reporting agencies or directly by Freedom’s employees. Freedom also makes available to borrowers credit life, accident and health, and property insurance directly related to the extension of credit to the individual. The business of the Finance Company is rather seasonal and the amount of loans outstanding increases significantly at the end of each calendar year due to the seasonal loan demand, while the first quarter of the calendar year often results in substantial loan paydowns.

Business Segments
SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has two reportable operating business segments, Summit National Bank and Freedom Finance, Inc. Item 8, Note 20 to the Consolidated Financial Statements discusses the Company’s business segments, which information is incorporated herein by reference.

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

Many of these competitors may have substantially greater resources and lending abilities than the Bank due to their size and these competitors may offer services, such as international banking and trust services, which the Bank is not currently providing. Moreover, most of the competitors have multiple branch networks located throughout the extended market area, while the Bank currently has only four locations, which could be a competitive disadvantage. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations, but concentrates its efforts on small and medium-sized businesses and individuals. The Company believes that the Bank is able to compete effectively in this market segment by offering competitive pricing of services and quality, experience and personal treatment in the execution of services.

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

The Finance Company competes directly with national, regional, and local consumer finance companies as well as pay-day lenders and check cashing companies. The principal areas of competition in the consumer finance industry are convenience of services to customers, effectiveness of advertising, effectiveness of administration of loans, and the cost of borrowed money. Many of the finance companies competing with Freedom may have substantially greater resources and lending abilities than the Finance Company and may have more branches within the specific market areas in which they and the Finance Company compete. The Company believes that the Finance Company is able to compete effectively in its current markets.

Employees
As of December 31, 2004 the Company and its subsidiaries employed a total of 87 full-time equivalent employees. The Company and its subsidiaries provide a variety of benefit programs including retirement and stock ownership plans as well as health, life, disability, and other insurance. Summit also maintains training, educational, and affirmative action programs. The Company believes that its relations with its employees are good.

Monetary Policy
The earnings of the Company and its bank subsidiary may be affected significantly by the monetary policies of the Federal Reserve Board which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United States Government securities, changes in the discount rate paid by member banks on borrowings, changes in the reserve requirements against bank deposits and limitations on interest rates which banks may pay on time and savings deposits. The Federal Reserve uses these techniques in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

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

REGULATORY AGENCIES

Financial Holding Company: The Company elected to become a financial holding company on March 23, 2000 and continues to be subject to regulation under the Bank Holding Company Act of 1956, as amended (“the BHCA”), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“the Federal Reserve”). As a bank holding company registered under the laws of the State of South Carolina, the Company is also subject to regulation by the South Carolina State Board of Financial Institutions (“the State Board”). Consequently, subject to certain exceptions, the Company must receive the approval of the State Board prior to engaging in the acquisition of banking or nonbanking institutions or assets. The Company is also required to file annual reports and other information with the Federal Reserve and the State Board regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries.

Subsidiary Bank: The Company’s national bank subsidiary, Summit National Bank (“the Bank”), is subject to regulation and examination primarily by the Office of the Comptroller of Currency (“the OCC”) and secondarily by the Federal Reserve and the FDIC. The Bank is subject to various statutory requirements, supervision and regulation promulgated and enforced by the OCC. These statutes, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the business of Summit National Bank.

Nonbank Subsidiary: The Company’s nonbank subsidiary is subject to regulation by the Federal Reserve, the State Board, and other applicable state agencies.

THE COMPANY

The Sarbanes-Oxley Act of 2002:
The Sarbanes-Oxley Act of 2002 enacted on July 30, 2002, also known as the Public Company Accounting Reform and Investor Protection Act of 2002 (“the Act”), is the most far-reaching securities legislation passed since the New Deal. The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Act generally applies to all companies, both U.S. and non-U.S. that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Act of 1934.

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

Rules adopted by the SEC to implement provisions of the Act include CEO and CFO certifications related to the fair presentation of the financial statements and financial information in public filings as well as management’s evaluation of disclosure controls and procedures; disclosure of whether any audit committee members qualify as “financial experts” as defined; disclosures related to the audit committee composition and auditor pre-approval policies; disclosure related to the company’s written code of ethics; reconciling non-GAAP financial information with GAAP in public communications; disclosure of off-balance sheet transactions; and disclosures related to director independence and director nomination procedures.

Financial and Bank Holding Company Activities:
In November 1999, Congress passed the Gramm-Leach-Bliley Financial Services Modernization Act (“the GLB Act”) which repealed two provisions of the Glass-Stegall Act that previously separated banking, insurance, and securities activities. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers. Generally the GLB Act broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries; provided an enhanced framework for protecting the privacy of consumer information; adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system; modified the laws governing the implementation of the CRA; and addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

The GLB Act created a new financial services structure, the financial holding company, under the BHCA. Financial holding companies may engage in any activity that is deemed (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As a financial holding company, the Company may engage in, and acquire companies engaged in, activities that are considered “financial in nature,” as defined by the GLB Act and Federal Reserve interpretations. These activities include, among other things, lending, exchanging, transferring, investing for others, or safeguarding money or securities; securities underwriting; dealing in or market-making in securities; insurance underwriting and agency activities; providing financial, investment, or economic advisory services; merchant banking; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.

If any banking subsidiary of the Company ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on the Company’s ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require the Company to divest the banking subsidiary. In addition, if any banking subsidiary of the Company receives a Community Reinvestment Act rating of less than satisfactory, the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The Company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve after-the-fact notice of the new activities. The GLB Act also permits national banks, such as Summit National Bank, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

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

The GLB Act also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001. Additional customer privacy considerations are discussed below under “The Bank”.

Control Acquisitions:
The BHCA requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

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

FDICIA
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions which are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. FDICIA requires that a bank holding company guarantee that any “undercapitalized” (as defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would be necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

Interstate Banking and Branching
As a bank holding company, the Company is required to obtain prior Federal Reserve approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“the Riegle-Neal Act”) has increased the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Act, with the approval of the Federal Reserve, and subject to nationwide and statewide concentration limits, the Company and any other bank holding company located in South Carolina may acquire or merge with a bank located in any other state and a bank holding company located outside of South Carolina may acquire or merge with any South Carolina-based bank, provided the acquirer is adequately capitalized and adequately managed, as defined in the Riegle-Neal Act. The Riegle-Neal Act also permits de novo branching provisions. The legislation preserves the state laws which require that a bank must be in existence for a minimum period of time before being acquired, as long as the requirement is five years or less.

In July 1996, South Carolina enacted the South Carolina Banking and Branching Efficiency Act of 1996 (“the Act”) which provides that, except as otherwise expressly permitted by federal law and in limited circumstances specified in the Act, a company may not acquire a South Carolina bank holding company (as defined in the Act) or a bank chartered under the laws of South Carolina unless the company obtains prior approval from the State Board. The company proposing to make the acquisition must file with the State Board a notice or application that the company filed with the responsible federal bank supervisory agency and pay the fee, if any, prescribed by the State Board. In addition, the company must publish prior notice of the application once in a daily newspaper of general circulation in South Carolina and provide an opportunity for public comment. If the company proposing to make the acquisition is an out-of-state bank holding company, it must qualify to do business in South Carolina or appoint an agent for service of process in South Carolina. The Act also provides that approval of the State Board must be obtained before an interstate bank merger involving a South Carolina bank may be consummated.

Affiliate Transactions
The Company is an “affiliate” of the Bank within the meaning of the Federal Reserve Act, which imposes restrictions on loans by the Bank to the Company, on investments by the Bank in the stock or securities of the Company, and on the use of such stock or securities as collateral for loans by the Bank to any borrower. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines “covered transaction”, which includes an extension of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable and adequate collateral, as set forth in the regulation. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for comparable transactions with or involving unaffiliated companies.

THE BANK

General
The OCC is responsible for overseeing the affairs of all national banks and periodically examines national banks to determine their compliance with law and regulations. The OCC monitors all areas of the Bank’s operations, including loans, mortgages, issuance of securities, capital adequacy, risk management, payment of dividends, and establishment of branches. In addition, the OCC has authority to issue cease and desist orders against national banks which are engaged in unsafe or unsound practice in the conduct of their business. Federal banking laws applicable to all depository financial institutions, among other things, (i) afford federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to “insiders” of banks; (iii) require banks to keep information on loans to “insiders”, including shareholders, executive officers, and directors; and (iv) bar certain director and officer interlocks between financial institutions.

National banks are authorized by the GLB Act to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries).

Community Reinvestment Act
Summit National Bank is subject to the requirements of the Community Reinvestment Act of 1977 (“CRA”). CRA requires that, in connection with its examinations of financial institutions, the OCC shall evaluate the record of the Bank in meeting the credit needs of the local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the Bank. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch facility. The federal banking agencies, including the OCC, issued a new joint rule which became effective for the Bank in 1997 related to evaluating an institution’s CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the OCC assesses the CRA performance of a bank by applying lending, investment, and service tests. The OCC assigns a rating to a bank based on the bank’s performance under the tests. To evaluate compliance with the lending, investment, and service tests, subject to certain exceptions, banks are required to collect and report to the OCC extensive demographic and loan data. Summit National Bank received a “satisfactory” rating in its most recent CRA examination.

Federal Home Loan Bank Membership
The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”) which provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in, and may obtain advances from, the FHLB. The amount of stock owned is based on the Bank’s balance of residential mortgages and the balance of outstanding advances from the FHLB. The FHLB makes advances to members in accordance with policies and procedures established by its Board of Directors. The Bank is authorized to borrow funds from the FHLB to meet demands for withdrawals of deposit accounts, to meet seasonal requirements, to fund expansion of the loan portfolio, or for general asset/liability management. Advances are made on a secured basis. Collateral on advances may be in the form of first mortgages on 1-4 family real estate or commercial real estate, government securities, or other assets acceptable to the FHLB. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB, and general market conditions.

Deposit Insurance Assessments
The Bank is also a member of the FDIC, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semiannual statutory deposit insurance assessment to maintain the Bank Insurance Fund and is subject to the rules and regulations of the FDIC. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United Stated Department of the Treasury. The FDIC has broad authority to prohibit Summit National Bank from engaging in unsafe or unsound banking practices and may remove or suspend officers or directors of a bank to protect its soundness. The FDIC requires insured banks to maintain specified levels of capital, maintain certain security devices and procedures and to file quarterly reports and other information regarding its operations. The FDIC requires assessment to be paid by each FDIC-insured institution based on the institution’s assessment risk classification, which is determined based on whether the institution is considered “well capitalized”, “adequately capitalized”, or “undercapitalized”, as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

Brokered Deposits
Current federal law regulates the acceptance of brokered deposits by insured depository institutions to permit only “well capitalized” depository institutions to accept brokered deposits without prior regulatory approval.

Prompt Corrective Action
Pursuant to the authority granted under FDICIA, U.S. bank regulatory agencies were empowered to take prompt corrective action to resolve problems of insured depository institutions and impose progressively more restrictive constraints on operations, management and capital. The extent of these powers depends upon whether the institution is “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered “well capitalized” if it has (1) a total risk-based capital ratio of 10% or greater; (2) a Tier I risk-based capital ratio of 6% or greater; (3) a leverage ratio of 5% or greater; and (4) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

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

The USA Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, also known as the USA Patriot Act (“the Act”), was signed into law on October 26, 2001. The Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets (as defined in the regulation) and Tier 1 capital (as defined in the regulation) to total assets. Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 2004 and 2003, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action as described above. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2004 and 2003 as well as the minimum calculated amounts for each regulatory defined category are included in this report under Part II, Item 8. “Financial Statements and Supplementary Data” as Note 16 to the Notes to Consolidated Financial Statements.

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

Specifically, approval of the OCC will be required for any cash dividend to be paid to the Company by the Bank if the total of all dividends, including any proposed dividend, declared by the Bank in any calendar year exceeds the total of its retained net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Additionally, the National Bank Act provides that a national bank cannot pay cash dividends or other distributions to shareholders out of any portion of its common stock or preferred stock accounts and that a bank shall pay no cash dividend in an amount greater than its net profits then on hand, after deduction of its losses and bad debts. The Bank paid cash dividends to the Company, its sole shareholder, of $0.76 and $0.51, respectively, per common share totaling $646,000 and $434,000, respectively for the year ended December 31, 2004 and 2003. It is currently the Bank’s intention to pay all dividends only from the net income of the current year.

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

Item 2.     PROPERTIES

The operations of the Company and the Bank do not require any substantial investment in fixed assets. The principal offices for the Company, the Bank and the Finance Company are located at 937 North Pleasantburg Drive, Greenville, South Carolina. The building at this location is approximately 7,500 square feet in area and is situated on a one-acre lot. The Company executed a lease for the land and building and assigned the lease to the Bank effective on the Bank’s commencement of operations. The initial term of the lease commenced April 1, 1990 and renewal options were exercised in April 1995 and April 2000. The term on the renewal of the lease is five years under substantially the same terms. Under the terms of the original lease, the Company has one renewal option remaining. The lease provides that the Company will be responsible for real property taxes, insurance, utilities and maintenance with respect to the premises. During 1995, the Bank built its second full service bank branch on .63 acres of land in Greenville, South Carolina. The facility is approximately 6,500 square feet and is fully owned and occupied by the Bank. During April of 1998, the Company entered into an agreement to lease a facility for a branch located in Greenville, South Carolina. This facility, which was occupied in October 1998, serves as the third full service bank branch and as the Bank’s operations facility. The facility is approximately 8,000 square feet and has an initial lease term of seven years with a renewal option for an additional seven year period which was exercised in February 2005. In 2001, the Bank completed construction and occupied a 7,500 square feet branch facility on 1.1 acres of land in Spartanburg, South Carolina. In January 2004, the Company entered into a contract to purchase a one acre site in Greenville County for a branch facility. Construction of a 4,000 square foot branch on this site commenced in August 2004 and is expected to be completed in March 2005.

The eleven Finance Company branches throughout South Carolina are housed in leased facilities averaging 1,200 square feet each with lease terms from one to five years. The lease agreements have various renewal options under substantially the same terms as the original agreements.

Refer to Note 17 to the Notes to Consolidated Financial Statements contained in Part II, Item 8. “Financial Statements and Supplementary Data” for information relating to minimum rental commitments under the Company’s leases for office facilities and to Note 6 for further details on the Company’s properties.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders in the fourth quarter of the Company’s year ending December 31, 2004.

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

	2004				2003
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Stock Price ranges:
High	$22.95	$19.49	$21.05	$19.00	$21.42	$19.05	$17.24	$15.54
Low	$18.11	$17.50	$17.77	$17.61	$17.73	$15.71	$14.76	$14.16
Close	$21.35	$18.50	$18.31	$18.41	$18.00	$18.74	$16.14	$14.87
Volume traded	102,413	44,886	48,729	50,170	66,440	97,107	127,542	171,972
Cash dividend declared	$0.08	-	$0.07	-	$0.10	-	-	-

(b) Holders

As of February 22, 2005, there were 4,525,727 shares of common stock outstanding and approximately 375 shareholders of record of the common stock. The number of shareholders does not reflect the number of persons or entities who hold their stock in nominee or “street” name through various brokerage firms.

(c) Dividends

The Company and its bank subsidiary are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Company paid cash dividends totaling $0.15 and $0.10 per common share, respectively for 2004 and 2003. Total cash dividends amounted to 16.7% and 12.7%, respectively, of fully diluted net income per common share for the year ended December 31, 2004 and 2003, respectively. The Company presently intends to pay an annual cash dividend on the common stock; however, future dividends will depend upon the Company’s earnings, financial condition, capital position, and such other factors as the Board may deem relevant. Further, the ability of the Company to pay cash dividends is dependent upon its receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. It is currently the Bank’s intention to pay all dividends only from the net income of the current year. For additional information on dividend restrictions, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Capital Management and Part II, Item 8. “Financial Statements and Supplementary Data”, Note 15 under Notes to Consolidated Financial Statements.

(d) Issuer Repurchases of Equity Securities

None

Item 6.     SELECTED FINANCIAL DATA
The information presented below should be read in conjunction with the consolidated financial statements, the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained under Item 7 of this report.

Selected Consolidated Financial and Other Information
(All Dollar Amounts In Thousands, Except Per Share Data)

	2004	2003	2002	2001	2000
SUMMARY OF OPERATIONS
Net interest income	$12,952	$12,289	$11,647	$10,398	$10,023
Provision for loan losses	436	786	847	725	654
Noninterest income	2,316	2,930	2,671	2,582	1,846
Noninterest expense	8,434	8,872	8,444	8,259	7,356
Income taxes	1,959	1,754	1,585	1,280	1,204
Net income	4,439	3,807	3,442	2,716	2,655
Per common share — basic	1.00	0.89	0.82	0.66	0.65
Per common share — diluted	0.90	0.79	0.73	0.60	0.59
YEAR END BALANCE SHEETS
Investment securities	$59,838	$90,887	$63,464	$47,400	$32,445
Loans, net of unearned income	242,460	231,802	218,800	207,041	180,521
Allowance for loan losses	3,649	3,437	3,369	2,937	2,560
Total assets	320,938	343,921	302,206	273,097	249,835
Noninterest-bearing deposits	36,897	37,037	33,342	29,372	35,468
Interest-bearing deposits	194,821	219,975	197,173	189,406	173,723
FHLB advances	50,134	52,317	40,600	26,900	16,000
Shareholders’ equity	37,265	32,205	28,742	24,601	21,528
Book value per share	8.25	7.47	6.82	5.89	5.17
AVERAGE BALANCE SHEETS
Investment securities	$68,467	$74,661	$52,157	$40,232	$28,681
Loans, net of unearned income	232,301	223,365	211,704	195,573	159,711
Total assets	326,519	322,766	288,887	263,695	212,177
Noninterest-bearing deposits	35,969	32,132	29,678	26,549	21,746
Interest-bearing deposits	202,879	212,048	197,631	190,713	153,624
FHLB advances	50,356	44,655	32,207	19,891	14,131
Shareholders’ equity	34,651	30,558	26,427	23,193	19,562
RATIOS AND OTHER DATA
Return on average assets	1.36%	1.18%	1.19%	1.03%	1.25%
Return on average equity	12.81%	12.46%	13.02%	11.71%	13.57%
Net interest margin, tax-equivalent basis	4.33%	4.14%	4.38%	4.29%	5.11%
Efficiency ratio	58.10%	63.46%	64.89%	69.21%	67.49%
Noninterest income ratio	11.66%	14.38%	13.03%	11.33%	8.68%
Total risk-based capital	15.27%	13.75%	13.20%	12.41%	12.21%
Leverage capital	11.39%	9.92%	9.70%	9.25%	10.13%
Net charge-offs to average loans	0.10%	0.32%	0.20%	0.18%	0.16%
Nonperforming assets to loans plus OREO, year end	0.37%	0.38%	0.22%	0.64%	0.19%
Allowance for loan losses to loans, year end	1.51%	1.48%	1.54%	1.42%	1.42%
Closing market price per share	$21.35	$18.00	$14.62	$9.07	$7.99
Price to earnings, year end	23.7	22.8	20.3	15.1	13.5

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere herein. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement presentations.

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

There is intense competition in all areas in which the Company conducts its business. The Bank competes with other major financial institutions, including commercial banks, investment banks, mutual savings banks, savings and loan associations, and credit unions, as well as other non-bank institutions, such as insurance companies, brokerage firms, and investment companies. The competition among the various financial institutions is based upon interest rates offered on deposit accounts, interest rates and fees charged on loans, service charges, the quality and range of services rendered, the convenience of banking facilities, and, in the case of loans to large commercial borrowers, relative lending limits. The Finance Company competes directly with national, regional and local consumer finance companies, as well as pay-day lenders and check cashing companies. The principal areas of competition in the consumer finance industry are convenience of services to customers, effectiveness of advertising, effectiveness of administration of loans and the cost of borrowed money. The amounts, rates, and fees charged on consumer finance loans are generally regulated by state law according to the type of license granted.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of its accounting policies about the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues and expenses. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The Company’s accounting policies are discussed in Item 8. “Financial Statements and Supplementary Data”, Note 1 under Notes to Consolidated Financial Statements. Of these significant accounting policies, the Company has determined that accounting for the allowance for loan losses and income taxes are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

As explained in Note 1 to the consolidated financial statements, the allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on problem or impaired loans, as well as historical loss experience associated with homogenous pools of loans. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Allowance for Loan Losses and Nonperforming Assets” and “Provision for Loan Losses” sections below.

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

EXECUTIVE SUMMARY

The Company ended 2004 with total assets of $320.9 million compared to $343.9 million for the prior year end. The decrease of 7% was directly related to the reduction in investment securities of 34% from $90.9 million at December 31, 2003 to $59.8 million at December 31, 2004. The Company’s strategic decision to realign the balance sheet during 2004 in anticipation of rising rates resulted in the $31.1 million reduction in securities which had increased during 2003 from the investment of excess liquidity in higher yielding, cash flowing securities. The level of investment securities as of December 31, 2004 is back in line with historical levels of investments as a percent of total assets.

The cash flow generated from liquidating securities was utilized to accomplish another of the Company’s strategic objectives and reduce higher priced, out-of-market deposits. Total deposits decreased $25.3 million during the year to total $231.7 million. The decrease occurred in the certificates of deposit category as management allowed maturing deposits, primarily public funds and out-of-market CDs, to roll out of the Bank while concentrating on local market core deposits. The result was increases in both interest-bearing demand deposits ($8.9 million or 38%) and money market deposits ($8.7 million or 12%).

The balance sheet realignment has decreased the Company’s exposure to interest rate risk, reduced both price and extension risk in the investment portfolio, and contributed to the reduction in cost of funds and increase in net interest income for 2004.

Total loans grew 5% or $10.7 million to total $242.5 million at December 31, 2004. Over the last two years, customers of the Bank have felt the impact of the slow economy and management continues to maintain a focus on asset quality. Procedures to ensure early detection of weak credits and strong underwriting criteria, as well as an emphasis on collection of potential problem loans has resulted in a manageable level of watch list and classified loans. This focus in 2004 contributed to a reduction of loans through the majority of the year as weaker credits were collected or not renewed. Lower loan demand also contributed to the slight decrease in net loan growth through the third quarter of 2004. As the economy has improved throughout the year, loan demand has increased with the fourth quarter reporting net originations of $13.7 million.

Shareholders’ equity totaled $37.3 million at December 31, 2004 as compared to $32.2 million at December 31, 2003. This increase was primarily a result of retained net income of $4.4 million, proceeds from stock option exercises of $1.2 million, and an increase in the unrealized gain on available for sale securities during 2004. Increases in equity were partially offset by the payment of a cash dividend totaling $673,000.

The Company reported another year of record earnings in 2004, up 17% from 2003. Net income totaled $4.4 million, or $0.90 diluted earnings per share, in 2004 compared with $3.8 million, or $0.79 diluted earnings per share, in 2003 and $3.4 million, or $0.73 diluted earnings per share, for 2002. The improvement in net income and earnings per share between 2003 and 2004 resulted primarily from the increase in net interest income related to lower cost of funds, due principally to the low interest rate environment. The low short-term interest rate environment, which has persisted since 2001, started to turn in mid-2004 and the prime interest rate increased 125 basis points during the last six months of the year. The increase in short-term rates, offset by a shift in the loan portfolio to a higher percentage of variable rate loans combined with lower weighted average rate on the fixed rate portion of the portfolio due to new and renewing loans added at lower current market rates, resulted in a flat yield on earning assets between the two year period. The decline in cost of funds was thus the primary contributor to the higher net interest income and the 19 basis point increase in net interest margin for 2004.

Lower provision for loan losses, due primarily to the improvement in credit quality of the portfolio and lower net originations in 2004 as compared to 2003, also contributed to the increase in net income for 2004. Factors affecting fluctuations in the allowance and the provision are discussed in the “Allowance for Loan Losses” and “Provision for Loan Losses” sections below. Decreases in income, primarily gain in sales of investment securities and mortgage referral fees, were substantial offset by decreases in overhead expenses. Overhead declined primarily in advertising expense, consultant and other professional fees, and the FHLB prepayment penalty incurred in 2003 and are discussed in more detail under “Results of Operations” section below.

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

As of December 31, 2004, the Company had gross loans outstanding, net of unearned income, of $242.5 million which represents an increase of $10.7 million, or 5% from the 2003 outstanding loans of $231.8 million. Outstanding loans represent the largest component of earning assets at 75% and 73% of average earning assets for 2004 and 2003, respectively. For 2004, the Company’s loans averaged $232.3 million with a yield of 6.19%. This is compared to $223.4 million average loans with a yield of 6.27% in 2003. Short-term rates began to rise in July 2004 and the prime rate increased 125 basis points to average 4.34% for the year compared to 4.12% for 2003. However, loan yields decreased 8 basis points in 2004 due to the increases in prime rate being more than offset by a shift in the portfolio’s mix to a higher percent of variable rate loans and the decline in the average rate on the fixed rate portion of the portfolio as new loans were added or renewed at lower current market rates. Interest rates charged on loans of the Bank vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government policy and regulations also influence interest rates. Loans of the Finance Company are generally regulated under state laws which establish the maximum loan amounts and interest rates, and the types and maximum amounts of fees, insurance premiums, and other costs that may be charged.

The loan portfolio consists primarily of commercial loans secured by real estate, loans secured by one-to-four family residential mortgages, real estate construction loans, and commercial and industrial loans. Substantially all of these loans are located in the Upstate of South Carolina and are concentrated in the Company’s market area. At December 31, 2004, the Company had no loans for highly leveraged transactions and no foreign loans. The primary focus has been on commercial lending to small and medium-sized businesses in its marketplace. The Company has a diversified loan portfolio which is spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio, and with no dependence on any specific economic segment. The Company regularly monitors its credit concentrations based on loan purpose, industry, and customer base. As of December 31, 2004, there were no material concentrations of credit risk within the Company’s loan portfolio.

The following table shows the composition of the loan portfolio at December 31 for each year presented.

Loan Portfolio Composition
(dollars in thousands)

	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial secured by real estate	$81,943	33.8%	$74,845	32.3%	$77,748	35.5%	$70,036	33.8%	$62,709	34.7%
Real estate - residential mortgages	63,657	26.2%	64,921	28.0%	67,963	31.1%	64,239	31.0%	52,287	29.0%
Real estate - construction	56,254	23.2%	49,313	21.3%	32,791	15.0%	26,672	12.9%	23,232	12.9%
Commercial and industrial	31,999	13.2%	33,370	14.4%	30,643	14.0%	35,737	17.3%	31,995	17.7%
Installment and other consumer loans	5,182	2.1%	5,845	2.5%	5,846	2.7%	6,301	3.1%	6,540	3.6%
Consumer finance, net of unearned income	3,049	1.3%	3,267	1.4%	3,544	1.6%	3,606	1.7%	3,542	2.0%
Other loans and overdrafts	376	0.2%	241	0.1%	265	0.1%	450	0.2%	216	0.1%
	242,460	100%	231,802	100%	218,800	100%	207,041	100%	180,521	100%
Less - Allowance for loan losses	(3,649)		(3,437)		(3,369)		(2,937)		(2,560)
Net loans	$238,811		$228,365		$215,431		$204,104		$177,961

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

Loan Maturity and Interest Sensitivity
The following table shows the maturity distribution and interest sensitivity of the Company’s loan portfolio at December 31, 2004.

Loan Portfolio Maturity Schedule
(dollars in thousands)

	1 Year or Less	Over 1, to 5 Years	Over 5 Years	Total
MATURITY DISTRIBUTION:
Commercial secured by real estate	$18,374	$60,785	$2,784	$81,943
Real estate - residential mortgages	19,688	26,817	17,152	63,657
Real estate - construction	37,770	18,484	-	56,254
Commercial and industrial	18,226	13,773	-	31,999
Installment and other consumer loans	2,981	2,155	46	5,182
Consumer finance, net of unearned income	3,049	-	-	3,049
Other loans and overdrafts	376	-	-	376
Total	$100,464	$122,014	$19,982	$242,460

INTEREST SENSITIVITY:
Total of loans with:
Floating interest rates	$90,109	$88,886	$17,400	$196,395
Predetermined interest rates	10,355	33,128	2,582	46,065
Total	$100,464	$122,014	$19,982	$242,460

Allowance for Loan Losses and Nonperforming Assets
The allowance for loan losses is established through charges in the form of a provision for loan losses based on management’s periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management’s opinion of an adequate level to absorb probable losses inherent in the loan portfolio at December 31, 2004. In assessing the adequacy of the allowance and the amount charged to the provision, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are losses which must be charged-off, and to assess the risk characteristics of the portfolio in the aggregate as well as the credit risk associated with particular loans. The Company’s methodology for evaluating the adequacy of the allowance for loan losses incorporates management’s current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied process. The methodology includes segmentation of the loan portfolio into reasonable components based on loan purpose for calculation of the most accurate reserve. Appropriate reserve estimates are determined for each segment based on a review of individual loans, application of historical, peer, and industry loss factors for each segment, and adjustment factors applied as considered necessary. The adjustment factors are applied consistently and are quantified for consideration of national and local economic conditions; exposure to concentrations that may exist in the portfolio; impact of off-balance sheet risk; alterations of lending policies and procedures; the total amount of and changes in trends of past due loans, nonperforming loans, problem loans and charge-offs; the total amount of and changes in trends of the Bank’s internally graded “watch list” loans which include classified loans and OAEM; variations in the nature, maturity, composition, and growth of the loan portfolio; changes in trends of collateral value; entry into new markets; and other factors which may impact the current credit quality of the loan portfolio.

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

The allowance for loan losses totaled $3.6 million, or 1.51% of total loans, at the end of 2004. This is compared to a $3.4 million allowance, or 1.48% of total loans, at December 31, 2003. Changes in the allowance for loan losses as a percent of loans each year is reflective of the factors discussed previously as well as under the “Provision for Loan Losses” section below, including changes in charge-off and recovery activity each year, and trends in nonperforming assets, classified loans, and “watch list” loans.

The table below presents an allocation of the allowance for loan losses for each of the years ended December 31 by the different loan categories. However, the breakdown is based on a number of qualitative factors and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category.

Allocation of Allowance for Loan Losses
(dollars in thousands)

	2004		2003		2002		2001		2000
	Allowance Break- down	Percent of Loans in Category	Allowance Break-down	Percent of Loans in Category	Allowance Break-down	Percent of Loans in Category	Allowance Break-down	Percent of Loans in Category	Allowance Break-down	Percent of Loans in Category
Commercial	$1,841	47.0%	$1,811	46.7%	$1,802	49.5%	$1,365	51.1%	$1,011	52.4%
Real estate - residential mortgage	709	26.2%	702	28.0%	722	31.1%	746	31.0%	741	29.0%
Real estate - construction	520	23.2%	415	21.3%	317	15.0%	375	12.9%	330	12.9%
Installment and consumer finance and other loans	416	3.6%	471	4.0%	482	4.4%	440	5.0%	337	5.7%
Unallocated	163		38		46		11		141
	$3,649	100%	$3,437	100%	$3,369	100%	$2,937	100%	$2,560	100%

For the year ended December 31, 2004, the Company reported consolidated net charge-offs of $224,000, or 0.10% of average loans. This is compared to consolidated net charge-offs of $718,000, or 0.32% of average loans, for the year ended December 31, 2003.

The following table sets forth certain information with respect to changes in the Company’s allowance for loan losses for the last five years.

(dollars in thousands)	2004	2003	2002	2001	2000
Balance at beginning of period	$3,437	$3,369	$2,937	$2,560	$2,163
Charge-offs:
Commercial and industrial	37	167	179	-	-
Commercial real estate	95	388	13	130	125
Installment and consumer	444	519	455	358	309
	576	1,074	647	488	434
Recoveries:
Commercial and industrial	89	2	16	-	50
Commercial real estate	130	205	78	31	-
Installment and consumer	133	149	138	109	127
	352	356	232	140	177
Net charge-offs	(224)	(718)	(415)	(348)	(257)
Provision charged to expense	436	786	847	725	654
Balance at end of period	$3,649	$3,437	$3,369	$2,937	$2,560
Net charge-offs to average loans	0.10%	0.32%	0.20%	0.18%	0.16%
Allowance to loans, year end	1.51%	1.48%	1.54%	1.42%	1.42%
Net charge-offs to allowance	6.14%	20.89%	12.32%	11.85%	10.04%

The Company’s nonperforming assets consist of loans on nonaccrual basis, loans which are contractually past due 90 days or more on which interest is still being accrued, troubled debt restructurings, and other real estate owned (“OREO”). Loans past due 90 days and greater totaled $156,000, or 0.06% of gross loans, at December 31, 2004 compared to $170,000, or 0.07% of gross loans, at December 31, 2003. Loans on nonaccrual totaled $531,000 and $587,000, respectively, at December 31, 2004 and 2003. Generally, loans of the Bank are placed on nonaccrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. Loans of the Finance Company are not classified as nonaccrual, but are charged-off when such become 150 days contractually past due or earlier if the loan is deemed uncollectible. At December 31, 2004 and 2003, there were no loans considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) 114, “Accounting by Creditors for Impairment of a Loan”.

The following table summarizes the nonperforming assets at December 31 for each year presented.

(dollars in thousands)	2004	2003	2002	2001	2000
Nonaccrual loans	$531	$587	$293	$1,180	$218
Accruing loans past due in excess of 90 days	156	170	187	153	122
Troubled debt restructurings	-	-	-	-	-
Other real estate owned	217	125	-	-	-
Total nonperforming assets	$904	$882	$480	$1,333	$340
Nonperforming assets to total loans and OREO	0.37%	0.38%	0.22%	0.64%	0.19%

Management maintains a list of potential problem loans which includes non-accrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either internally, by external audits or regulatory examinations) as “substandard”, “doubtful”, or “loss”. A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at December 31, 2004 determined to be potential problem loans based upon management’s internal designations, was $4.1 million or 1.7% of the loan portfolio at year end, compared to $3.5 million or 1.5% of the loan portfolio at December 31, 2003. The amount of potential problem loans at December 31, 2004 does not represent management’s estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. Management believes that the allowance for loan losses as of December 31, 2004 was adequate to absorb any losses related to the nonperforming loans and potential problem loans as of that date. Management continues to monitor closely the levels of nonperforming and potential problem loans, and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of nonperforming and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision for loan losses accordingly. An increase in the provision for loan losses would likely decrease net income.

Investment Securities
At December 31, 2004, the Company’s total investment portfolio had an estimated fair value of $59.8 million, which is a decrease of 34% from the $90.9 million invested as of the end of 2003. At the 2004 year end, the portfolio had a weighted average life of approximately 5.8 years and an average duration of 4.7 years. Investment securities averaged $68.5 million yielding 5.04% in 2004, compared to the 2003 average of $74.7 million yielding 4.95%. Securities are the second largest earning asset of the Company at 22% and 24% of average earning assets for 2004 and 2003, respectively.

The Company’s investment portfolio consists primarily of securities of United States government agencies, mortgage-backed securities, and state and municipal obligations. The investment portfolio is designed to enhance liquidity while providing acceptable rates of return and minimizing asset quality risk. Decisions involving securities are based upon management’s expectations of interest rate movements, overall market conditions, the composition and structure of the balance sheet, and an analysis of the financial impacts of alternative rate and maturity scenarios. The Company does not purchase or hold securities for trading purposes. However, securities may be sold prior to their maturity as all securities in the Bank’s portfolio are classified as “available for sale” and recorded on the Company’s balance sheet at estimated fair value. Investment securities are an important tool to the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk. There are no investments classified as “held to maturity” or “trading” pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.

The following table sets forth the amortized cost and the estimated fair market value of the investment securities of the Company at December 31 for each year presented.

Security Portfolio Composition
(dollars in thousands)

	2004		2003		2002
Available for Sale:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government agencies	$9,771	$9,636	$23,520	$23,172	$18,609	$18,822
Mortgage-backed	30,199	30,067	44,054	43,949	27,321	27,743
State and municipal	19,710	20,135	23,268	23,766	16,567	16,899
	$59,680	$59,838	$90,842	$90,887	$62,497	$63,464

The Company also maintains certain investments in stock as permitted by law or as required to be owned by the Bank. Equity investments at December 31 as follows:

(dollars in thousands)	2004	2003	2002
Federal Home Loan Bank of Atlanta stock	$2,938	$2,616	$2,030
Federal Reserve Bank stock	255	255	255
Bankers Bank of Atlanta stock	133	133	133
	$3,326	$3,004	$2,418

The amount of Federal Reserve Bank stock owned is based on the Bank’s capital levels. The amount of Federal Home Loan Bank (“FHLB”) stock owned is determined based on the Bank’s balances of residential real estate mortgages, and the level of advances from the FHLB. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

The following table indicates the estimated fair value of each investment security category by maturity as of December 31, 2004. The weighted average yield for each range of maturities at December 31, 2004 is also shown. All securities are classified as “Available for Sale” as defined in SFAS No. 115.

Security Portfolio Maturity Schedule
(dollars in thousands)

	Within 1 Year		After 1, and Within 5 Years		After 5, and Within 10 Years		After 10 Years		Total
	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield
U. S. Government agencies	-	-	-	-	$7,893	4.43%	$1,743	5.03%	$9,636	4.54%
Mortgage-backed	-	-	$1,349	3.76%	6,562	3.64%	22,156	4.59%	30,067	4.34%
State and municipal (1)	-	-	-	-	882	7.38%	19,253	6.27%	20,135	6.32%
Total	-	-	$1,349	3.76%	$15,337	4.25%	$43,152	5.35%	$59,838	5.03%

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

Deposits and Other Interest-Bearing Liabilities
The Company has a large, stable base of deposits, principally money market accounts and certificates of deposit obtained primarily from customers in South Carolina. The Company’s core deposit base consists of consumer and commercial money market accounts, checking accounts, savings and retirement accounts, NOW accounts, and non-jumbo time deposits (less than $100,000). Although such core deposits continue to be interest-sensitive for both the Company and the industry as a whole, these deposits provide the Company with a reliable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and more interest rate sensitive than core deposits. Certificates of deposit in excess of $100,000 represented 17% and 25%, respectively, of total deposits at December 31, 2004 and 2003. At December 31, 2004 and 2003, the Company had no brokered deposits or foreign deposits.

During 2004, interest-bearing liabilities averaged $253.8 million with an average rate of 1.81% compared to $257.7 million with an average rate of 2.00% in 2003. The decrease in the average rate is related to the maturities of fixed rate deposits and other borrowings which were renewed at lower current market rates and the shift in the deposit portfolio to lower costing core deposits. In pricing deposits, the Company considers its liquidity needs, the anticipated direction and levels of interest rates and local market conditions. At December 31, 2004, interest-bearing deposits comprised approximately 84% of total deposits and 80% of total interest-bearing liabilities. Federal Home Loan Bank advances comprise the remainder of interest-bearing liabilities.

The Company uses its deposit base as a primary source with which to fund earning assets. Deposits decreased 10% from $257.0 million at December 31, 2003 to $231.7 million as of year end 2004. The decrease occurred in time deposit accounts, offset somewhat by increases in interest-bearing demand and money market accounts. Noninterest-bearing deposits averaged 15% and 13% of total average deposits respectively for 2004 and 2003. The Company faces continuing stiff competition from other banking and financial services companies in gathering deposits. As the percentage of funding provided by depositors decreases, other sources such as FHLB advances and reductions in investment securities funded the loan demand. The Company considers advances from the FHLB to be a reliable and readily available source of funds and utilizes these advances in its asset-liability management and interest rate risk management strategies. Advances from the FHLB decreased 4% during the year to total $50.1 million at December 31, 2004 compared to $52.3 million at the prior year end.

The following is a detailed breakout of the Company’s deposit base as of December 31 of each year presented and the percent of deposits in each category as of year end (dollars in thousands).

	2004		2003		2002		2001		2000
	Balance	Percent of Deposits in Category	Balance	Percent of Deposits in Category	Balance	Percent of Deposits in Category	Balance	Percent of Deposits in Category	Balance	Percent of Deposits in Category
Noninterest-bearing demand	$36,897	15.9%	$37,037	14.4%	$33,342	14.4%	$29,372	13.5%	$35,468	17.0%
Interest-bearing demand	32,478	14.0%	23,542	9.2%	24,943	10.8%	21,807	9.9%	14,641	7.0%
Savings and money market	81,896	35.4%	73,245	28.5%	73,933	32.1%	85,388	39.0%	63,821	30.5%
Time deposits, $100,000 and over	38,925	16.8%	65,200	25.4%	48,791	21.2%	41,798	19.1%	46,523	22.2%
Other time deposits	41,522	17.9%	57,988	22.5%	49,506	21.5%	40,413	18.5%	48,738	23.3%
	$231,718	100.0%	$257,012	100.0%	$230,515	100.0%	$218,778	100.0%	$209,191	100.0%

The maturity distribution of certificates of deposit greater than or equal to $100,000 as of December 31, 2004 is as follows (dollars in thousands):

3 months or less	$9,796
Greater than 3, but less than or equal to 6 months	5,898
Greater than 6, but less than or equal to 12 months	15,612
Greater than 12 months	7,619
$38,925

Advances from the FHLB, including scheduled maturities subsequent to year end, at December 31 consist of the following (dollars in thousands):

	2004		2003
Maturing in year ended December 31,	Amount	Weighted Rate	Amount	Weighted Rate
2004	$-	-	$11,000	2.86%
2005	5,250	2.39%	2,000	1.24%
2006	8,100	3.61%	8,700	3.42%
2007	5,000	3.46%	5,400	3.66%
2008	14,250	3.05%	15,250	3.04%
2009	5,700	2.87%	-	-
Thereafter	11,834	3.37%	9,967	3.40%
	$50,134	3.17%	$52,317	3.13%

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

Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. At December 31, 2004 and 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material.

Approximately $812,000 and $1,326,000 of total commitments at December 31, 2004 and 2003, respectively, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk. At December 31, the Company’s total contractual amounts of commitments and letters of credit are as follows:

(dollars in thousands)	2004	2003
Legally binding commitments to extend credit:
Residential real estate, including prime equity lines	$20,031	$17,890
Construction and development	24,361	12,968
Commercial and industrial	16,557	14,621
Consumer and overdraft protection	2,336	2,373
	63,285	47,852
Standby letters of credit	3,529	3,925
Total commitments	$66,814	$51,777

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

In addition to deposits and normal cash flows, FHLB advances and short-term borrowings (including purchasing federal funds from other financial institutions or lines of credit through the Federal Reserve Bank) provide liquidity sources based on specific needs or if management determines that these are the best sources of funds to meet current requirements. At December 31, 2004, based on its approved line of credit equal to 25% of total assets and limited to eligible collateral available, the Bank had additional available credit of approximately $1 million from the FHLB. The Bank considers advances from the FHLB to be a reliable and readily available source of funds for both liquidity purposes and asset-liability management and interest rate risk management strategies. The Bank also had short-term lines of credit to purchase unsecured federal funds from unrelated correspondent banks with available balances of $23.1 million at December 31, 2004.

Liquid assets, consisting primarily of cash and due from banks, interest-bearing deposits at banks, federal funds sold, and unpledged investment securities available for sale, accounted for 13% and 16%, respectively, of average assets for each of the years ended December 31, 2004 and 2003. Investment securities are an important tool to the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk. In management’s opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds. The following table summarizes future contractual obligations as of December 31, 2004.

(dollars in thousands)	1 Year or Less	>1 to 3 Years	>3 to 5 Years	Over 5 Years	Total
Time deposits	$59,709	$19,833	$905	$-	$80,447
FHLB advances	5,250	13,100	19,950	11,834	50,134
Operating leases	192	227	156	214	789
Total contractual cash obligations	$65,151	$33,160	$21,011	$12,048	$131,370

Summit Financial, the parent holding company, has limited liquidity needs required to pay operating expenses and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $5.4 million in available liquidity remaining from its initial public offering and the retention of earnings. A total of $2.2 million of this liquidity was advanced to the Finance Company in the form of an intercompany loan to fund its operations as of December 31, 2004. Additional sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, borrowing from individuals, and payments for management fees and debt service which are made by the Company’s subsidiary on a monthly basis. Liquidity needs of Freedom Finance, primarily for the funding of loan originations, paying operating expenses, and servicing debt, have been met to date through the initial capital investment of $500,000 made by Summit Financial, retention of earnings, borrowings from unrelated private investors, and line of credit facilities provided by Summit Financial and Summit National Bank. The Company’s management believes its liquidity sources are adequate to meet its operating needs.

CAPITAL MANAGEMENT

The Company’s capital serves to support asset growth and provide protection against loss to depositors and creditors. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive return to shareholders will be realized over both the short and long-term, while serving depositors’, creditors’ and regulatory needs. Total shareholders’ equity amounted to $37.3 million, or 11.6% of total assets, at December 31, 2004. This is compared to $32.2 million, or 9.4% of total assets, at December 31, 2003. The $5.1 million increase in total shareholders’ equity resulted principally from retention of earnings of $4.4 million, stock issued pursuant to the Company’s stock option plans totaling $1.2 million, and the increase in unrealized gain on securities available for sale. The Company’s unrealized gain on securities, net of tax, which is included in accumulated other comprehensive income, was $98,000 as of December 31, 2004 as compared to $28,000 as of December 31, 2003. Increases in equity were somewhat offset by the payment of cash dividends totaling $673,000 for the year. Book value per share at December 31, 2004 and 2003 was $8.25 and $7.47, respectively.

The Company and its bank subsidiary are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Company paid cash dividends totaling $0.15 and $0.10 per common share for 2004 and 2003, respectively. The Company presently intends to pay an annual cash dividend on the common stock; however, future dividends will depend upon the Company’s earnings, financial condition, capital position, and such other factors as the Board may deem relevant. Further, the ability of the Company to pay cash dividends is dependent upon its receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds that bank’s net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. It is currently the Bank’s intention to pay all dividends only from the net income of the current year.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of total capital and establish minimum ratios for capital adequacy purposes. To be categorized as “well capitalized”, as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), Summit Financial and its banking subsidiary must maintain a risk-based Total Capital ratio of at least 10%, a risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order, or capital directive with any of its regulators. At December 31, 2004, the Company and the Bank exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. The following table summarizes capital ratios for the Company and the Bank at December 31, 2004 and 2003.

	The Company		The Bank
	12/31/04	12/31/03	12/31/04	12/31/03
Total risk-based capital	15.27%	13.75%	13.05%	12.05%
Tier 1 risk-based capital	14.02%	12.50%	11.80%	10.80%
Tier 1 leverage capital	11.39%	9.92%	9.57%	8.57%

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

During 2004, the Company recorded net interest income of $13.0 million, a 5% increase from the 2003 net interest income of $12.3 million. This is compared to net interest income of $11.6 million for 2002. Fluctuations in net interest income between years is related to changes in the volume of average earning assets and interest-bearing liabilities, combined with changes in average yields and rates of the corresponding assets and liabilities as demonstrated in the tables following under “Average Balance Sheets and Yield/Rates”.

Net interest margin is calculated as net interest income divided by average earning assets. For the year ended December 31, 2004, the Company’s net interest margin was 4.33% (fully tax-equivalent), compared to 4.14% in 2003 and 4.38% for 2002. The margin for 2004 increased 19 basis points from the prior year due primarily to the lower cost of funds related to the continued repricing of deposits and maturity of higher priced FHLB advances to lower current market rates during 2004. Also contributing to the increase in net interest margin is the 22 basis point increase in average prime rate in 2004. The margin for 2003 decreased 24 basis points from the prior year due to the lower yield on earning assets resulting from the 56 basis point reduction in average prime rate during the year. Lower asset yields were partially offset by a continued reduction in the Company’s cost of funds related to repricing deposits and FHLB advances to lower current market rates during 2002 and 2003.

Interest Income
Interest income for 2004 was $17.5 million, which was an increase of $97,000, or 1%, from the $17.4 million for 2003. Interest income for 2002 was $17.8 million. The increase in interest income in 2004 is related to the 1% increase in average earning assets during the year as the average yield on assets was down only slightly. The decrease between 2002 and 2003 is a result of the 12% increase in average earning assets being more than offset by the 81 basis point reduction in the average yield on assets. The tax-equivalent yield on interest-earning assets decreased from 6.63% in 2002 to 5.82% in 2003, and decreased slightly to 5.81% in 2004 due to declines in the general interest rate environment during the period through mid-year 2004.

Interest earned on the loan portfolio was $14.4 million in 2004, $14.0 million in 2003, and $14.9 million in 2002. Loans averaged $232.3 million in 2004 with an average yield of 6.19%, compared to $223.4 million in 2003 with an average yield of 6.27%, and $211.7 million in 2002 with an average yield of 7.04%. During 2004, the Company’s loan portfolio averaged 79% adjustable rates which immediately reprice with changes in the prime lending rate. This is compared to an average of 74% for 2003. Thus, the decline in average yield each year is primarily related to fluctuations in the average prime rate which dropped from 4.68% in 2002 to 4.12% in 2003. Short-term rates began to rise in July 2004 and the prime rate increased 125 basis points to average 4.34% for the year. Loan yields decreased 8 basis points in 2004 due to the increases in prime rate being more than offset by a shift in the portfolio’s mix to a higher percent of variable rate loans and the decline in the average rate on the fixed rate portion of the portfolio as new loans were added or renewed at lower current market rates. The reduction in average rate each year, offset somewhat by the higher level of average loans each year, resulted in lower interest income on loans for 2003 and 2004. The 4% increase in average loans more than offset the rate reduction for 2004 resulting in the 3% increase in interest income on loans for the year.

The second largest component of interest income is earnings from the Company’s investment portfolio which averaged $68.5 million yielding 5.04% (fully tax-equivalent) in 2004. This is compared to average securities of $74.7 million in 2003 yielding 4.95%, and $52.2 million yielding 5.81% for 2002. The fluctuations in the average yield of the investment portfolio each year is related to the timing, maturity distribution and types of securities purchased, called, matured, and sold, combined with fluctuations in the general interest rate environment. The decrease of 8% in average securities during 2004 more than offset the 9 basis point increase in yield and resulted in the decrease in interest income on investments of $298,000, or 9% between 2003 and 2004. The increase in average securities, offset somewhat by lower yields, resulted in an increase in interest income on investments of $616,000, or 23%, between 2002 and 2003.

Interest Expense
The Company’s interest expense for 2004 was $4.6 million, compared to $5.2 million for 2003 and $6.2 million for 2002. Interest-bearing liabilities averaged $253.8 million in 2004 with an average rate of 1.81%, $257.7 million in 2003 with an average rate of 2.00%, and an average of $230.3 million with an average rate of 2.68% during 2002. The 11% decrease in interest expense in 2004 was related to the 19 basis point decrease in cost of funds, combined with the 2% decline in average interest-bearing liabilities. The 16% decrease in interest expense between 2002 and 2003 was related to the 68 basis point decrease in the cost of funds, partially offset by the 12% increase in average interest-bearing liabilities. The reduction in average cost of funds for the each year between 2002 and 2004 was a direct result of declining interest rates throughout the period combined with the maturity of CDs and FHLB advances renewed at lower current market rates.

Average Balance Sheets and Yield/Rates
The following table presents certain information related to the Company’s average balance sheet, its average yields on assets, and its average costs of liabilities for the last three years. Also presented is the average yields on assets and costs of liabilities at December 31, 2004. Such yields and rates are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated based on daily averages (dollars in thousands).

		2004			2003			2002
	Average Yield/Rate at 12/31/04	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Earning assets:
Loans, net of unearned income (1)	6.76%	$232,301	$14,377	6.19%	$223,365	$13,996	6.27%	$211,704	$14,914	7.04%
Investment securities (taxable) (2)	4.35%	47,517	2,055	4.32%	57,010	2,459	4.31%	37,425	1,934	5.17%
Investment securities (non-taxable) (2) (3)	6.57%	20,950	922	6.67%	17,651	816	7.00%	14,732	725	7.46%
Federal funds sold	2.02%	4,240	50	1.19%	3,883	40	1.03%	4,913	80	1.63%
Investment in stock (4)	3.80%	2,949	111	3.75%	2,684	106	3.95%	2,087	108	5.17%
Interest-bearing bank balances	2.07%	2,096	27	1.30%	2,641	28	1.06%	3,522	60	1.70%
Total earning assets	6.31%	310,053	$17,542	5.81%	307,234	$17,445	5.82%	274,383	$17,821	6.63%
Non-earning assets		16,466			15,532			14,504
Total average assets		$326,519			$322,766			$288,887

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Interest-bearing demand	0.64%	$26,280	$116	0.44%	$23,470	$78	0.33%	$21,074	$155	0.73%
Savings and money market	1.44%	76,764	849	1.11%	72,611	758	1.04%	75,207	1,163	1.55%
Time deposits, $100,000 and over	2.25%	51,905	1,054	2.03%	58,136	1,353	2.33%	49,860	1,579	3.17%
Other time deposits	2.26%	47,930	988	2.06%	57,831	1,361	2.35%	51,490	1,701	3.30%
Total interest-bearing deposits	1.65%	202,879	3,007	1.48%	212,048	3,550	1.67%	197,631	4,598	2.33%
FHLB advances	3.13%	50,356	1,576	3.13%	44,655	1,590	3.56%	32,207	1,563	4.85%
Federal funds purchased and other short-term borrowings	-	527	7	1.34%	1,030	16	1.55%	441	13	2.85%
Total interest-bearing liabilities	1.96%	253,762	$4,590	1.81%	257,733	$5,156	2.00%	230,279	$6,174	2.68%
Noninterest-bearing deposits		35,969			32,132			29,678
Other noninterest-bearing liabilities		2,137			2,343			2,503
Total liabilities		291,868			292,208			262,460
Shareholders’ equity		34,651			30,558			26,427
Total average liabilities and equity		$326,519			$322,766			$288,887
Net interest margin (5)			$12,952	4.33%		$12,289	4.14%		$11,647	4.38%
Interest rate spread (6)				4.00%			3.82%			3.95%

(1) - Average loans are stated net of unearned income and include nonaccrual loans. Interest recognized on non-accrual loans has been included in interest income.
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

	2003 - 2004				2002 - 2003
	Change Related to				Change Related to
	Volume	Rate	Rate/ Volume	Total Change	Volume	Rate	Rate/ Volume	Total Change
Earning Assets:
Loans, net of unearned income	$560	$(172)	$(7)	$381	$821	$(1,648)	$(91)	$(918)
Investment securities (taxable)	(409)	6	(1)	(404)	1,012	(320)	(167)	525
Investment securities (non-taxable)	152	(39)	(7)	106	144	(44)	(9)	91
Federal funds sold	4	6	-	10	(17)	(29)	6	(40)
Other	4	1	(1)	4	(8)	(27)	1	(34)
Total interest income	311	(198)	(16)	97	1,952	(2,068)	(260)	(376)
Interest-Bearing Liabilities:
Interest-bearing deposits:
Interest-bearing demand	10	25	3	38	17	(84)	(10)	(77)
Savings and money market accounts	43	46	2	91	(40)	(378)	13	(405)
Time deposits, $100,000 and over	(145)	(173)	19	(299)	262	(419)	(69)	(226)
Other time deposits	(233)	(170)	30	(373)	209	(489)	(60)	(340)
Total interest-bearing deposits	(325)	(272)	54	(543)	448	(1,370)	(126)	(1,048)
FHLB advances	203	(192)	(25)	(14)	604	(416)	(161	27
Other	(8)	(2)	1	(9)	17	(6)	(8)	3
Total interest expense	(130)	(466)	30	(566)	1,069	(1,792)	(295)	(1,018)
Net Interest Differential	$441	$268	$(46)	$663	$883	$(276)	$35	$642

Provision for Loan Losses
The provision for loan losses was $436,000 in 2004, $786,000 in 2003, and $847,000 in 2002. A component of the change in the provision each year is the level of net originations as follows: $10.9 million in 2004, $13.7 million in 2003, and $12.2 million in 2002. As discussed under the “Allowance for Loan Losses” section above, other factors influencing the amount charged to the provision each year include the total amount of past due, classified, and “watch list” loans, trends in nonperforming assets, charge-off activity each year, and the percentage of Finance Company loans to the consolidated totals. Thus, in addition to the general economic uncertainty starting prior to 2002 and continuing into 2004, factors contributing to the fluctuations in the level of provision each year included changes in net charge-off activity of 0.10% of average loans in 2004, 0.32% in 2003 and 0.20% in 2002; and the fluctuations in nonperforming assets which amounted to 0.37%, 0.38%, and 0.22% of gross loans plus OREO at December 31, 2004, 2003, and 2002, respectively. Somewhat offsetting the previously mentioned factors and contributing to the lower provision in 2004 are trends in the Bank’s total “watch list” loans, which include classified loans, non-accrual loans, and other assets especially mentioned (“OAEM”) in the Bank’s internal credit grading procedures and periodic reviews. Total watch list loans have decreased totaling 7.9%, 7.6%, and 4.9%, respectively, of gross loans at December 31, 2002, 2003, and 2004. Finally, the percentage of Finance Company loans, which have inherently more risk than do loans of the Bank, has decreased each year representing 1.62%, 1.41%, and 1.26%, respectively, of consolidated loans at December 31, 2002, 2003, and 2004, thus contributing to the lower provisions required each year. Estimates charged to the provision for loan losses are based on management’s judgment as to the amount required to cover probable losses in the loan portfolio, and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

Noninterest Income and Expenses
Noninterest income decreased $614,000, or 21%, in 2004 to $2.3 million from $2.9 million in 2003 and $2.7 million in 2002. Fluctuations in service charges and fees on deposit accounts, which decreased 13% in 2004 to $480,000 and decreased slightly in 2003 to $550,000 from $553,000 in 2002, is related to the level of and changes in transaction fees and number of Bank deposit accounts, as well as fluctuations in the volume of transactions subject to service charges, NSF and other fees each year. The decline in 2004 was primarily related to lower service charges ($33,000) due to changes in transaction accounts, and a reduction in NSF fee income ($39,000) related to numerous accounts with recurring overdrafts being closed during the year.

Insurance commission fee income increased $150,000, or 34%, to $588,000 from $438,000 in 2003 and $587,000 in 2002, primarily related to fluctuations in market conditions affecting the volume of annuity product sales made by the Bank’s nondeposit investment subsidiary. In addition, there was one more full time licensed broker during 2004 as compared to 2003 contributing to the higher volume of sales transactions. Offsetting the higher insurance commission fees and contributing to the decrease in total noninterest income for 2004 was the lower gain on sale of securities, which decreased $284,000 to total $83,000. This is compared to gains on sales of $367,000 for 2003 and $117,000 for 2002. Fluctuations in gain on sales of investment securities each year are primarily related to the volume of investment sales each year from the Company’s available for sale investment portfolio. In addition to the volume of transactions, changes in general market interest rates and thus, the market valuations, affect the amount of gain recorded.

The line item “other income” was down $410,000, or 26%, in 2004 and up $161,000, or 11%, in 2003. The decrease in 2004 is primarily related to lower level of mortgage loan referral fees which decreased $223,000 in 2004 as the level of refinancing declined; and (2) the decline of $166,000 in merchant discount and transaction fees related to the Company’s outsourcing the operations of this product in mid-2004 and thereafter, receiving a residual net revenue amount. Additional fluctuations in other income are related to the normal activity of the Bank and the level of transactions each year.

Noninterest expense totaled $8.4 million in 2004, $8.9 million in 2003, and $8.4 million in 2002. The most significant item included in noninterest expense is salaries, wages and benefits which amounted to $5.4 million in 2004, $5.2 million in 2003, and $5.1 million in 2002. The increase of $157,000, or 3%, in 2004 was primarily related to normal annual raises, higher commissions on nondeposit product sales, and increases in group health insurance premiums. These increases were offset somewhat by lower bonus accruals in 2004. The increase of $153,000, or 3%, in 2003 was primarily related to normal annual raises and increases in group health insurance premiums, somewhat offset by lower bonuses in 2003 and lower commission expense on nondeposit product sales due to less volume in 2003.

Occupancy and furniture, fixtures, and equipment expenses decreased slightly (1.8%) in 2004 and remained fairly flat between 2002 and 2003 due to reductions in depreciation for fully depreciated assets being offset by normal increases in utilities, maintenance, and other ongoing occupancy and equipment expenses. There were no significant changes in facilities in any year presented.

Included in the line item “other expenses”, which decreased $572,000, or 24%, in 2004 and increased $279,000, or 13%, between 2002 and 2003, are charges for advertising and public relations; insurance claims and premiums; printing and office support; merchant program expenses; legal and professional services; and other branch and customer related expenses. A majority of these items are related directly to the normal operations of the Bank and fluctuate in relation to the changes in assets, fluctuations in transaction volume, and the number of customer loan and deposit accounts. A significant contribution to the decrease in 2004 and a majority of the increase in 2003 is related to a $166,000 prepayment penalty incurred on the early repayment of higher cost FHLB advances during 2003. Other decreases in 2004 are related to (1) lower advertising and public relations expense of $189,000 related to fewer promotional campaigns as compared to the prior year and a substantial reduction in the frequency of newspaper advertising as compared to the prior year; (2) reductions in consultant and other professional fees ($96,000) related to fewer contracted services and projects in 2004; (3) lower legal fees ($22,000) as there was less required for loan collection matters; and (4) a decline in merchant processing transaction expense of $169,000 due to the Company’s outsourcing the operations of this product in mid-2004 and thereafter, receiving a residual net revenue amount. Decreases in expense were offset somewhat by an increase of $79,000 in expenses associated with other real estate owned. The increase in other expenses for 2003, in addition to the FHLB prepayment penalty previously discussed, is a result of higher legal and consultant fees ($60,000) for collection matters and special projects, and higher advertising ($43,000) related to new marketing campaigns.

Income Taxes
The Company recorded an income tax provision of $2.0 million, $1.8 million, and $1.6 million in 2004, 2003, and 2002, respectively. The effective tax rate in each year was 30.6%, 31.5%, and 31.5%, respectively for the years ended December 31, 2004, 2003, and 2002. The slight decrease in effective rate for 2004 is primarily related to fluctuations in municipal securities and other tax-free income sources.

Return on Equity and Assets
The return on average shareholders’ equity ratio (net income divided by average total equity) and the return on average assets ratio (net income divided by average total assets) for the years ended December 31 are presented in the following table.

	2004	2003	2002
Return on average assets	1.36%	1.18%	1.19%
Return on average shareholders’ equity	12.81%	12.46%	13.02%
Average shareholders’ equity as a percent of average assets	10.61%	9.47%	9.15%

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

The Company’s market risk exposure is measured using interest rate sensitivity analysis by computing estimated changes in EVE in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Company’s Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in EVE in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Company’s projected change in EVE for the various rate shock levels as of year end. At December 31, 2004, the Company’s estimated changes in EVE were within the limits established by the Board. (dollars in thousands)

		December 31, 2004		December 31, 2003
Change in Interest Rates	Policy Limit	Economic Value of Equity (000s)	Percent Change	Economic Value of Equity (000s)	Percent Change
300 basis point rise	40.00%	$37,231	0.09%	$25,094	22.08%
200 basis point rise	25.00%	$37,225	0.11%	$27,159	15.67%
100 basis point rise	10.00%	$37,193	0.19%	$29,617	8.04%
No change	0.00%	$37,265	0.00%	$32,205	0.00%
100 basis point decline	10.00%	$35,855	3.78%	$30,205	6.21%
200 basis point decline	25.00%	$33,653	9.69%	$28,851	10.41%
300 basis point decline	40.00%	$31,470	15.55%	$27,331	15.13%

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities maturing within one year. The Company’s gap analysis, presented below, indicates a positive twelve month gap as of December 31, 2004 of $20.9 million. When the “effective change ratio” (the historical relative movement of each asset’s and liability’s rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company actually has a somewhat higher asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that in excess of 75% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime lending rate, while the deposit rates do not increase or decrease as much or as quickly relative to a prime rate movement. The Company’s asset sensitive position means that assets reprice faster than the liabilities, which causes a decrease in the short-term in the net interest income and net interest margin in periods of declining rates as experienced in 2002 through 2003, until the fixed rate deposits mature and are repriced at then lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company’s current balance sheet structure, the opposite effect (that is, an increase in net interest income and net interest margin) is realized in the short-term in a rising rate environment, as experienced starting in the latter half of 2004.

The following is the Company’s gap analysis as of December 31, 2004 (dollars in thousands).

	Assets and Liabilities Repricing Within
	3 Months or Less	4 to 12 Months	1 to 5 Years	Over 5 Years	Total
Earning assets:
Loans, net of unearned income	$194,059	$5,827	$39,948	$2,626	$242,460
Investment securities (1)	-	-	1,349	58,489	59,838
Federal funds sold and other	365	-	-	-	365
Total	194,424	5,827	41,297	61,115	302,663

Interest-bearing liabilities:
Interest-bearing demand deposits (2)	114,374	-	-	-	114,374
Time deposits, $100,000 and over	9,796	21,510	7,619	-	38,925
Other time deposits	5,697	22,706	13,119	-	41,522
FHLB advances	1,750	3,500	33,050	11,834	50,134
Total	131,617	47,716	53,788	11,834	244,955
Period interest sensitivity gap	$62,807	$(41,889)	$(12,491)	$49,281	$57,708
Cumulative interest sensitivity gap	$62,807	$20,918	$8,427	$57,708

(1) - Presented at market value as all investment securities are classified as “available for sale”; includes the Bank’s investment in stock of Federal Reserve Bank, Federal Home Loan Bank, and other equities.

(2) - Includes interest-bearing checking accounts, money market accounts, and regular savings accounts.

ACCOUNTING, REPORTING AND REGULATORY MATTERS

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Company currently does not include the associated servicing of the loan when recognizing loan commitments at inception and throughout its life. The adoption of SAB 105 had no impact on the Company.

In March 2004, the FASB issued EITF No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application of Certain Investments,” which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-1-1, a delay of the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until the FASB issues final guidance, expected in the first quarter of 2005. Paragraphs 10 through 20 of EITF 03-1 provide guidance on when impairment of debt and equity securities is considered other-than-temporary. This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. We are currently evaluating the impact of the initial adoption of this guidance on the financial condition or results of operations of the Company. The Company adopted the guidance of EITF 03-1, excluding paragraphs 10-20 effective as of December 31, 2004. As a result of this adoption, the Company provides additional disclosures, which are found in Note 3 to the consolidated financial statements contained in Item 8 of this report. The initial adoption of this issuance, which excludes paragraphs 10-20, did not have a material impact on the financial condition or results of operations of the Company.

In December 2004, the FASB issues SFAS No. 123R, “Share-Based Payment” as a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires instead that such transactions be recognized in the income statement as the grant-date fair value of stock options or other equity-based compensation issued to employees. The fair value calculations are accounted for using a either a lattice model or a closed-form model. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. SFAS No. 123R is effective for most public companies’ interim or annual periods beginning after June 15, 2005 and is effective for nonpublic companies for annual periods beginning after December 15, 2005. We have not yet completed our evaluation of the impact that this Statement will have on our financial position and results of operations

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Asset-Liability Management” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2004	2003
ASSETS
Cash and due from banks	$6,548	$9,854
Interest-bearing bank balances	147	341
Federal funds sold	218	201
Investment securities available for sale	59,838	90,887
Investment in Federal Home Loan Bank and other stock	3,326	3,004
Loans, net of unearned income and net of allowance for loan losses of $3,649 and $3,437	238,811	228,365
Premises and equipment, net	4,805	4,070
Accrued interest receivable	1,430	1,505
Other assets	5,815	5,694
	$320,938	$343,921
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$36,897	$37,037
Interest-bearing demand	32,478	23,542
Savings and money market	81,896	73,245
Time deposits, $100,000 and over	38,925	65,200
Other time deposits	41,522	57,988
	231,718	257,012
Federal Home Loan Bank advances	50,134	52,317
Accrued interest payable	581	841
Other liabilities	1,240	1,546
Total liabilities	283,673	311,716

Shareholders' equity:
Common stock, $1.00 par value; 20,000,000 shares authorized; 4,515,553
and 4,312,925 shares issued and outstanding	4,516	4,313
Additional paid-in capital	26,993	25,791
Retained earnings	5,868	2,102
Accumulated other comprehensive income, net of tax	98	28
Nonvested restricted stock	(210)	(29)
Total shareholders' equity	37,265	32,205
	$320,938	$343,921

See accompanying notes to consolidated financial statements.

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, except Per Share Data)

	For the year ended December 31,
	2004	2003	2002
Interest Income:
Loans	$14,377	$13,996	$14,914
Taxable securities	2,055	2,459	1,934
Nontaxable securities	922	816	725
Federal funds sold	50	40	80
Other	138	134	168
	17,542	17,445	17,821
Interest Expense:
Deposits	3,007	3,550	4,598
Federal Home Loan Bank advances	1,576	1,590	1,563
Federal funds purchased	7	16	5
Other short-term borrowings	-	-	8
	4,590	5,156	6,174
Net interest income	12,952	12,289	11,647
Provision for loan losses	436	786	847
Net interest income after provision for loan losses	12,516	11,503	10,800
Noninterest Income:
Service charges and fees on deposit accounts	480	550	553
Insurance commission fee income	588	438	587
Gain on sale of investment securities	83	367	117
Other income	1,165	1,575	1,414
	2,316	2,930	2,671
Noninterest Expense:
Salaries, wages and benefits	5,370	5,213	5,060
Occupancy	682	666	644
Furniture, fixtures and equipment	608	647	673
Other expenses	1,774	2,346	2,067
	8,434	8,872	8,444
Income before income taxes	6,398	5,561	5,027
Income taxes	1,959	1,754	1,585
Net income	$4,439	$3,807	$3,442

Net income per common share:
Basic	$1.00	$0.89	$0.82
Diluted	$0.90	$0.79	$0.73
Average shares outstanding:
Basic	4,419,000	4,256,000	4,176,000
Diluted	4,924,000	4,842,000	4,744,000

See accompanying notes to consolidated financial statements.

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2004, 2003 and 2002
(Dollars in Thousands)

				Accumulated
		Additional		other	Nonvested	Total
	Common	paid-in	Retained	comprehensive	restricted	shareholders'
	stock	capital	earnings	income, net	stock	equity
Balance at December 31, 2001	$3,793	$18,409	$2,379	$203	($183)	$24,601
Net income for the year ended December 31, 2002	-	-	3,442	-	-	3,442
Other comprehensive income:
Unrealized holding gains on securities arising
during the period, net of taxes of $287	-	-	-	469	-
Less: reclassification adjustment for gains
included in net income, net of tax of $45	-	-	-	(72)
Other comprehensive income	-	-	-	397	-	397
Comprehensive income	-	-	-	-	-	3,839
Stock options exercised, including tax benefit of $33	30	148	-	-	-	178
Amortization of deferred compensation
on restricted stock	-	-	-	-	128	128
Issuance of 5% stock dividend	190	2,765	(2,955)	-	-	-
Cash in lieu of fractional shares	-	-	(4)	-	-	(4)
Balance at December 31, 2002	4,013	21,322	2,862	600	(55)	28,742
Net income for the year ended December 31, 2003	-	-	3,807	-	-	3,807
Other comprehensive loss:
Unrealized holding losses on securities arising
during the period, net of taxes of ($210)	-	-	-	(345)	-
Less: reclassification adjustment for gains
included in net income, net of tax of $140	-	-	-	(227)
Other comprehensive loss	-	-	-	(572)	-	(572)
Comprehensive income	-	-	-	-	-	3,235
Stock options exercised, including tax benefit of $193	95	544	-	-	-	639
Amortization of deferred compensation
on restricted stock	-	-	-	-	26	26
Cash dividends declared ($0.10 per common share)	-	-	(430)	-	-	(430)
Issuance of 5% stock dividend	205	3,925	(4,130)	-	-	-
Cash in lieu of fractional shares	-	-	(7)	-	-	(7)
Balance at December 31, 2003	4,313	25,791	2,102	28	(29)	32,205
Net income for the year ended December 31, 2004	-	-	4,439	-	-	4,439
Other comprehensive income:
Unrealized holding gains on securities arising
during the period, net of taxes of $74	-	-	-	121	-
Less: reclassification adjustment for gains
included in net income, net of tax of $31	-	-	-	(51)
Other comprehensive income	-	-	-	70	-	70
Comprehensive income	-	-	-	-	-	4,509
Stock options exercised, including tax benefit of $269	189	964	-	-	-	1,153
Stock issued pursuant to restricted stock plan	14	238	-	-	(252)	-
Amortization of deferred compensation
on restricted stock	-	-	-	-	71	71
Cash dividends declared ($0.15 per common share)	-	-	(673)	-	-	(673)
Balance at December 31, 2004	$4,516	$26,993	$5,868	$98	($210)	$37,265

See accompanying notes to consolidated financial statements.

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$4,439	$3,807	$3,442
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	436	786	847
Depreciation	388	435	488
Net gain on sale and disposal of equipment and vehicles	(36)	(30)	-
Net gain on sale of investment securities	(83)	(367)	(117)
Net amortization of net premium on investment securities	110	257	221
Amortization of deferred compensation on restricted stock	71	26	128
Increase in other assets	(77)	(260)	(222)
(Decrease) increase in other liabilities	(297)	231	64
Deferred income taxes	(12)	11	(156)
Net cash provided by operating activities	4,939	4,896	4,695
Cash flows from investing activities:
Purchases of investment securities	(9,773)	(89,706)	(48,930)
Proceeds from sales of investment securities	28,973	29,547	19,945
Proceeds from maturities of investment securities	11,935	31,924	13,456
Purchases of Federal Home Loan Bank stock	(709)	(861)	(685)
Redemptions of Federal Home Loan Bank stock	387	275	-
Purchase of bank-owned life insurance	-	(1,500)	-
Net increase in loans	(10,882)	(13,720)	(12,174)
Purchases of premises and equipment	(1,123)	(327)	(238)
Proceeds from sale of equipment and vehicles	36	49	-
Net cash provided by (used in) investing activities	18,844	(44,319)	(28,626)
Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(25,294)	26,497	11,737
Proceeds from Federal Home Loan Bank advances	11,500	29,500	25,500
Repayments of Federal Home Loan Bank advances	(13,683)	(17,783)	(11,800)
Repayments of other short-term borrowings	-	-	(500)
Cash dividends paid	(673)	(430)	-
Proceeds from stock options exercised	884	446	145
Cash paid in lieu of fractional shares	-	(7)	(4)
Net cash (used in) provided by financing activities	(27,266)	38,223	25,078
Net (decrease) increase in cash and cash equivalents	(3,483)	(1,200)	1,147
Cash and cash equivalents, beginning of year	10,396	11,596	10,449
Cash and cash equivalents, end of year	$6,913	$10,396	$11,596

Supplemental Information:
Cash paid during the period for interest	$4,850	$5,321	$6,362
Cash paid during the period for income taxes	1,675	1,590	1,610
Change in fair market value of investment securities available for sale, net of income taxes	70	(572)	397
Stock option tax benefit	269	193	33

See accompanying notes to consolidated financial statements.

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation - Summit Financial Corporation (“the Company”), a South Carolina corporation, is the parent holding company for Summit National Bank (“the Bank”), a nationally chartered bank, and Freedom Finance, Inc. (“the Finance Company”), a consumer finance company. Summit Investment Services, Inc. is a wholly-owned subsidiary of the Bank which provides financial management services and nondeposit product sales. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents - For the purpose of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, “Cash and due from banks”, “Interest-bearing bank balances” and “Federal funds sold” to be cash and cash equivalents. These accounts totaled $6,913,000 and $10,396,000 at December 31, 2004 and 2003, respectively.

Investment Securities - Investment securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”. At the time of purchase, investment securities are classified by management into one of three categories as follows: (1) Investments Held to Maturity: securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities: securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Investments Available for Sale: securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to income in the consolidated statements of income.

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

Loans of the Finance Company are carried at the gross amount outstanding, reduced by unearned interest, deferred insurance income and other deferred fees, and an allowance for loan losses. Unearned interest and fees are deferred at the time the loans are made and accreted to income using the “Rule of 78’s” method. The results of this method are not materially different from those obtained by using the simple interest method. Charges for late payments are credited to income when collected. Loans of the Finance Company are generally charged-off when they become 150 days contractually past due or when it is determined that collection is doubtful.

Loan Origination and Commitment Fees - The Company accounts for loan origination fees and direct costs of loan originations in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Direct Costs of Leases”. SFAS 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, which are principally actual personnel costs. Pursuant to SFAS 91, loan commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of yield by the interest method over the related loan’s life, or if the commitment expires unexercised, recognized in income upon expiration.

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

Impaired Loans - The Company accounts for impaired loans in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”. Loans are considered to be impaired when, in management’s judgment, the collection of all amounts of principal and interest is not probable in accordance with the terms of the loan agreement. SFAS 114 requires that impaired loans be recorded at fair value, which is determined based upon the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, if available, or the value of the underlying collateral. All cash receipts on impaired loans are applied to principal until such time as the principal is brought current, and thereafter according to the contractual terms of the agreement. After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone. As a practical matter, the Bank determines which loans are impaired through a loan review process and provides a specific reserve which is a component of the allowance for loan losses as discussed above.

Other Real Estate Owned - Other real estate owned, included in “Other assets” in the accompanying consolidated balance sheets, is comprised of real estate properties acquired in partial or total satisfaction of problem loans. In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the property is classified as held for sale when the sale is probable and is expected to occur within one year. The property is initially carried at the lower of cost or estimated fair value less estimated selling costs. Principal losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Interest losses are charged to interest income. Subsequent write-downs that may be required to the carrying value of these properties and gains and losses realized from the sale of other real estate owned are included in other noninterest income. Costs related to the development and improvement of such property are capitalized, whereas the costs related to holding the property are charged to expense. Other real estate owned (“OREO”) totaled $217,000 and $125,000 at December 31, 2004 and 2003, respectively.

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

Per Share Data - Earnings per share (“EPS”) are computed in accordance with SFAS 128, “Earnings per Share.” SFAS 128 requires companies to report basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Shares of restricted stock that are unvested are not included in weighted average shares outstanding. Diluted EPS reflects the potential dilution of securities that could occur if the Company’s dilutive stock options were exercised and thus resulted in the issuance of common stock. Also included in diluted weighted average shares outstanding is unvested restricted stock. The Company has issued twelve 5% stock dividends between 1993 and 2003. The basic and diluted average number of shares outstanding and earnings per share information for prior reporting periods have been restated to reflect the effect of all stock dividends.

Intangible Assets - As of January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company’s intangible assets, totaling $187,000 in both years presented, consist of goodwill resulting from the Finance Company’s branch and loan acquisitions accounted for as purchases, and are included in “Other assets” on the accompanying consolidated balance sheets.

Income Taxes - Income taxes are accounted for in accordance with SFAS 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.

Reporting Comprehensive Income - The Company reports comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income.” SFAS 130 requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The disclosure requirements of SFAS 130 have been included in the Company’s consolidated statements of shareholders’ equity and comprehensive income.

Fair Value of Financial Instruments - SFAS 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations which require the exchange of cash or other financial instruments. Certain financial instruments and all non-financial instruments are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment, and other assets and liabilities. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Disclosures Regarding Segments - SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has two reportable operating segments, Summit National Bank and Freedom Finance, Inc.

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

(dollars, except per share, in thousands)	2004	2003	2002
Net income, as reported	$4,439	$3,807	$3,442
Less - total stock-based employee compensation expense determined under fair value based method, net of taxes	124	170	216
Proforma net income	$4,315	$3,637	$3,226
Basic earnings per share:
As reported	$1.00	$0.89	$0.82
Proforma	$0.98	$0.85	$0.77
Diluted earnings per share:
As reported	$0.90	$0.79	$0.73
Proforma	$0.88	$0.75	$0.68

The weighted average fair value per share of options, calculated using the Black-Scholes option-pricing model, granted in 2004, 2003 and 2002 amounted to $2.57, $3.73 and $7.66, respectively. For purposes of the proforma calculation, compensation expense is recognized on a straight line basis over six years. In calculating the proforma disclosures, the fair values of options granted were estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	2004	2003	2002
Historical volatility	46.0%	49.6%	49.5%
Risk-free interest rate	3.61%	3.35%	2.70%
Expected life of options	6.1 years	5.8 years	5.7 years
Dividend yield	0.80%	0.60%	N/A

Reclassifications - Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 presentations. These reclassifications had no impact on shareholders’ equity or net income as previously reported.

Note 2 - Restrictions on Cash and Due From Banks
The Company’s bank subsidiary is required to maintain average reserve balances, net of vault cash, with the Federal Reserve Bank of Richmond against outstanding domestic deposits and certain other liabilities. The required reserves, which are reported in “Cash and due from banks” on the accompanying consolidated balance sheets, were $2,458,000 and $1,957,000 at December 31, 2004 and 2003, respectively.

Note 3 - Investment Securities
All investment securities are classified as “Available for Sale” in each year presented. There are no securities classified as “Held to Maturity” or “Trading” in any year presented. The aggregate amortized cost, estimated fair value, and gross unrealized gains and losses of investment securities available for sale at December 31 are as follows:

(dollars in thousands)	2004				2003
	Amortized	Gross Unrealized		Estimated Fair	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. government agencies	$9,771	$-	($135)	$9,636	$23,520	$49	($397)	$23,172
Mortgage-backed securities	30,199	34	(166)	30,067	44,054	132	(237)	43,949
State and municipal securities	19,710	530	(105)	20,135	23,268	666	(168)	23,766
	$59,680	$564	($406)	$59,838	$90,842	$847	($802)	$90,887

The estimated fair value and gross unrealized losses of investment securities available for sale at December 31, 2004 for securities with unrealized losses, and the period of time the securities have been in a loss position, are presented in the following table.

(dollars in thousands)	Less than 12 months			12 months or longer			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
U.S. government agencies	1	$1,491	($9)	5	$8,145	($126)	6	$9,636	($135)
Mortgage-backed securities	11	18,531	(145)	2	2,062	(21)	13	20,593	(166)
State and municipal securities	4	1,547	(13)	6	2,296	(92)	10	3,843	(105)
	16	$21,569	($167)	13	$12,503	($239)	29	$34,072	($406)

The unrealized losses on investments in U.S. government agencies, mortgage-backed securities and state and municipal securities summarized above are considered to be temporary impairments in value attributable to increases in interest rates, rather than changes in credit quality. The agency securities and agency mortgage-backed securities carry the implied guarantee of the U.S. Government and the state and municipal securities all have a credit rating of at least AA and are generally insured as well. The Company has demonstrated an ability to hold securities until maturity, thus an actual loss may not be realized.

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

(dollars in thousands)	2004		2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year, through five years	1,362	1,349	1,153	1,181
Due after five years, through ten years	15,457	15,337	31,684	31,297
Due after ten years	42,861	43,152	58,005	58,409
	$59,680	$59,838	$90,842	$90,887

The change in the net unrealized gain on securities available for sale, net of taxes, recorded in shareholders’ equity for the year ended December 31, 2004 was $70,000. Investment securities with an approximate book value of $34,326,000 and $43,788,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. Estimated fair values of securities pledged were $34,125,000 and $43,870,000 at December 31, 2004 and 2003, respectively.

Note 3 - Investment Securities - continued
Information related to the sale of securities classified as available for sale for each year is as follows:

(dollars in thousands)	2004	2003	2002
Proceeds from sales of securities	$28,972	$29,547	$19,945
Gross realized gains on securities sold	358	391	159
Gross realized losses on securities sold	275	24	42

Note 4 - Investments in Stock
Summit National Bank, as a member of the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in these organizations. The amount of stock owned is based on the Bank’s capital levels in the case of the FRB and totaled $255,000 at December 31, 2004 and 2003. The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $2,938,000 and $2,616,000 at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the Bank owns $133,000 of stock in The Bankers Bank located in Atlanta, Georgia. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

Note 5 - Loans and Allowance for Loan Losses
A summary of loans by classification at December 31 is as follows:

(dollars in thousands)	2004	2003
Commercial and industrial	$31,999	$33,370
Commercial secured by real estate	81,943	74,845
Real estate - residential mortgages	63,657	64,921
Real estate - construction	56,254	49,313
Installment and other consumer loans	5,182	5,845
Consumer finance, net of unearned income of $982 and $1,033	3,049	3,267
Other loans and overdrafts	376	241
	242,460	231,802
Less - allowance for loan losses	(3,649)	(3,437)
	$238,811	$228,365

The Company’s loan portfolio is composed of loans to individuals and small and medium-sized businesses for various personal and commercial purposes primarily in the Upstate of South Carolina and diversified as to borrowers. The Company regularly monitors its credit concentrations based on loan purpose, industry, and customer base. Industry concentrations parallel the mix of economic activity in the Company’s markets, the most significant of which are the commercial real estate, textile, and automobile and trucking industries. Although the portfolio is affected by economic conditions, repayment of loans therein is not excessively dependent on any specific economic segment. As of December 31, 2004, there were no material concentrations of credit risk within the Company’s loan portfolio as determined by management.

Changes in the allowance for loan losses for the years ended December 31 are as follows:

(dollars in thousands)	2004	2003	2002
Balance, beginning of year	$3,437	$3,369	$2,937
Provision for losses	436	786	847
Loans charged-off	(576)	(1,074)	(647)
Recoveries of loans previously charged-off	352	356	232
Balance, end of year	$3,649	$3,437	$3,369

Note 5 - Loans and Allowance for Loan Losses - continued
Nonperforming assets and impaired loans at December 31 are as follows:

(dollars in thousands)	2004	2003	2002
Accruing loans, past due in excess of 90 days	$156	$170	$187
Nonaccrual loans, not considered impaired	531	587	293
Loans considered impaired under SFAS 114	-	-	-
Other real estate owned	217	125	-

There were no loans considered impaired during 2004, 2003, or 2002. The amount of foregone interest income that would have been recorded had the nonaccrual loans performed according to their contractual terms amounted to approximately $20,000, $27,000 and $10,000 during 2004, 2003 and 2002, respectively. Interest income recognized on nonaccrual and impaired loans was approximately $33,000, $33,000 and $15,000 during 2004, 2003 and 2002, respectively.

Note 6 - Premises and Equipment
A summary of premises and equipment at December 31 is as follows:

(dollars in thousands)	2004	2003
Land	$1,651	$1,043
Building and leasehold improvements	3,339	3,336
Furniture, fixtures, equipment and software	3,183	3,084
Vehicles	194	188
Construction and assets in process	431	98
	8,798	7,749
Less - accumulated depreciation	(3,993)	(3,679)
	$4,805	$4,070

Depreciation expense charged to operations totaled $388,000, $435,000, and $488,000 in 2004, 2003, and 2002, respectively.

Note 7 - Deposits
The scheduled maturities of time deposits subsequent to December 31 each year end are as follows:

(dollars in thousands)	2004	2003
2004	$-	$112,891
2005	59,709	4,237
2006	16,293	5,169
2007	3,540	670
2008	151	221
2009	754	-
Thereafter	-	-
	$80,447	$123,188

At December 31, 2004, the remaining maturity of time deposits in denominations in excess of $100,000 is $9,796,000 in three months or less; $5,898,000 in over three through six months; $15,612,000 in over six through 12 months; and $7,619,000 in over 12 months.

Note 8 - Federal Home Loan Bank Advances
Federal Home Loan Bank (“FHLB”) advances represent borrowings from the FHLB of Atlanta by the Bank pursuant to a line of credit collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences, home equity lines of credit, multi-family real estate, and commercial real estate. Advances have various maturity dates, terms and repayment schedules with fixed or variable rates of interest, payable monthly on maturities of one year or less and payable quarterly on maturities over one year.

Total qualifying loans of the Bank pledged to the FHLB for advances at December 31, 2004 were approximately $73 million. In addition, investment securities with a book value and market value of $9 million are pledged to the FHLB for advances. The Bank has adopted the policy of pledging excess collateral to facilitate future advances. At December 31, 2004, the Bank had a total credit facility with the FHLB equal to 25% of the Bank’s total assets, limited to qualifying collateral. Available credit at December 31, 2004 was approximately $1 million.

At December 31, 2004 fixed rate FHLB advances had initial maturities from one to ten years. At December 31, 2004, included in the four, five, and greater than five year maturities, detailed below, were advances totaling $17 million subject to call provisions at the option of the FHLB with call dates ranging from February 2005 to March 2008. Call provisions are more likely to be exercised by the FHLB when rates rise. Advances totaling $4,000,000 at December 31, 2004 were at variable rates based on three month LIBOR and were priced at from 2.16% to 2.46% as of year end, depending on the reset date.

Advances from the FHLB, including scheduled maturities subsequent to year end, at December 31 consist of the following (dollars in thousands):

	2004		2003
Maturing in year ended December 31,	Amount	Weighted Rate	Amount	Weighted Rate
2004	$-	-	$11,000	2.86%
2005	5,250	2.39%	2,000	1.24%
2006	8,100	3.61%	8,700	3.42%
2007	5,000	3.46%	5,400	3.66%
2008	14,250	3.05%	15,250	3.04%
2009	5,700	2.87%	-	-
Thereafter	11,834	3.37%	9,967	3.40%
	$50,134	3.17%	$52,317	3.13%

Note 9 - Short-Term Borrowings
Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. These borrowings bear interest at the prevailing market rate for federal funds purchased. Average interest rates on federal funds purchased were 1.34%, 1.55%, and 1.95% for the years ended December 31, 2004, 2003, and 2002, respectively. There were no outstanding balances of federal funds purchased at December 31, 2004 or 2003. Average balances were $527,000, $1,030,000, and $236,000 for 2004, 2003, and 2002, respectively. The maximum balance of federal funds purchased at any time during 2004, 2003, and 2002 was $10.0 million, $11.5 million, and $5.5 million, respectively. At December 31, 2004, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated banks with available balances totaling $23.1 million. These lines are generally available to be outstanding up to ten consecutive days for general corporate purposes of the Bank and have specified repayment deadlines after disbursement of funds. All of the lenders have reserved the right to withdraw these lines at their option.

Other short-term borrowings outstanding during 2002 consisted of a term loan agreement with an unrelated individual. This loan had an initial term of six months and matured during 2002. This term loan was unsecured and paid interest at a fixed rate. The weighted average interest rate on short-term borrowings outstanding for the year ended December 31, 2002 was 3.88%.

Note 10 - Income Taxes
The provision for income taxes for the years ended December 31 is as follows:

(dollars in thousands)	2004	2003	2002
Current:
Federal	$1,754	$1,558	$1,584
State	217	185	157
	1,971	1,743	1,741
Deferred:
Federal	(15)	7	(160)
State	3	4	4
	(12)	11	(156)
Total tax provision	$1,959	$1,754	$1,585

Income taxes are different than tax expense computed by applying the statutory federal tax rate of 34% to income before income taxes. The reasons for the differences for years ended December 31 are as follows:

(dollars in thousands)	2004	2003	2002
Tax expense at statutory rate	$2,175	$1,891	$1,709
State tax, net of federal benefit	145	125	106
Effect of tax exempt interest	(294)	(260)	(227)
Effect of tax exempt earnings on bank-owned life insurance	(55)	(51)	(39)
Other, net	(12)	49	36
Total	$1,959	$1,754	$1,585

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

(dollars in thousands)	2004	2003
Deferred tax assets:
Allowance for loan losses deferred for tax purposes	$1,196	$1,139
Book depreciation and amortization in excess of tax	21	19
Nonqualified retirement plan expense deferred for tax purposes	164	128
Gross deferred tax assets	1,381	1,286
Deferred tax liabilities:
Unrealized net gains on securities available for sale	(60)	(17)
Compensation expense deferred for financial reporting	(86)	(12)
Other	(9)	-
Gross deferred tax liabilities	(155)	(29)
Net deferred tax asset	$1,226	$1,257

The net deferred tax asset is included in “Other assets” in the accompanying consolidated balance sheets. A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale for which a current period deferred tax expense of $43,000 has been recorded directly to shareholders’ equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of ($12,000). In management’s opinion, it is more likely than not that the results of future operations will generate sufficient income to realize the net deferred tax asset and no valuation allowance is considered necessary at December 31, 2004.

Note 11 - Other Income and Other Expenses
The components of other operating income and other operating expenses for the years ended December 31 are as follows:

(dollars in thousands)	2004	2003	2002
Other Income:
Late charges and other loan fees	$303	$274	$274
Merchant discount income	262	428	450
Mortgage origination fees	101	325	267
Nondeposit product sales commission	98	99	110
Other	401	449	313
	$1,165	$1,575	$1,414
Other Expenses:
Advertising and public relations	$124	$313	$271
Stationary, printing and office support	386	382	357
Merchant and credit card service expense	185	354	386
Legal and professional fees	364	466	395
Other	715	831	658
	$1,774	$2,346	$2,067

Note 12 - Common Stock and Per Share Information
As of December 31, 2004, there were approximately 994,000 common shares reserved for issuance under stock compensation benefit plans, of which approximately 355,000 were available for issuance.

The following is a reconciliation of the denominators of the basic and diluted per share computations for net income. There was no required adjustment to the numerator from the net income reported on the accompanying consolidated statements of income.

	2004		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$4,439,000	$4,439,000	$3,807,000	$3,807,000	$3,442,000	$3,442,000
Average shares outstanding	4,419,000	4,419,000	4,256,000	4,256,000	4,176,000	4,176,000
Effect of dilutive securities: Stock options Unvested restricted stock	- -	488,000 17,000	- -	580,000 6,000	- -	549,000 19,000
	4,419,000	4,924,000	4,256,000	4,842,000	4,176,000	4,744,000
Per share amount	$1.00	$0.90	$0.89	$0.79	$0.82	$0.73

Note 13 - Stock Compensation Plans
The Company has a Restricted Stock Plan for awards to certain key employees. Under the Restricted Stock Plan, the Company may grant common stock to its employees for up to 326,000 shares, with 230,000 shares available for grant at December 31, 2004. All shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. The restrictions as to transferability of shares granted under this plan vest over a period of five years at a rate of 20% per year on each anniversary date of the grant. At December 31, 2004, there were 96,000 shares of common stock outstanding which were issued under the Restricted Stock Plan, of which 17,000 shares were unvested. Deferred compensation representing the fair market value of the stock at the date of grant is amortized over the five-year vesting period as the restrictions lapse. Included in the accompanying consolidated statements of income under the caption “Salaries, wages and benefits” is $71,000, $26,000, and $128,000 of amortized deferred compensation for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 13 - Stock Compensation Plans - continued
The Company has two Incentive Stock Option Plans, one approved in 1989 (which has expired and no additional grants may be made under it) and one approved in 2000, and a nonqualified Non-Employee Stock Option Plan (collectively referred to as stock-based option plans). Under the Incentive Stock Option Plans, options are periodically granted to employees with an exercise price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. At December 31, 2004, 261,000 shares of common stock are reserved under the Incentive Stock Option Plans, and 79,000 of these reserved shares are available to be granted under the 2000 Plan.

Under the Non-Employee Stock Option Plan, options have been granted with an exercise price not less than the fair market value of the shares at the date of grant to eligible non-employee directors as a retainer for their services as directors. Options granted are exercisable for a period of ten years from the date of grant. Options granted in 1995 became exercisable one year after the date of grant. Options granted in 1996 become exercisable over a period of nine years at a rate of 11.1% per year on each of the first nine anniversaries of the date of grant. The Non-Employee Stock Option Plan authorizes the granting of stock options up to a maximum of 407,000 shares of common stock. At December 31, 2004, 46,000 reserved shares of common stock are available to be issued under this plan.

All outstanding options, option price, and option activity for all stock-based option plans have been retroactively restated to reflect the effects of all 5% stock dividends issued.

A summary of the activity under the stock-based option plans for the years ended December 31 and information about stock options outstanding under the stock-based option plans at December 31, 2004 is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	863,277	$5.87	968,221	$5.67	1,000,386	$5.61
Granted	2,750	$18.32	4,641	$17.48	4,190	$13.91
Canceled	(2,250)	$10.78	(10,489)	$5.25	(3,739)	$9.55
Exercised	(188,627)	$4.68	(99,096)	$4.50	(32,616)	$4.46
Outstanding, December 31	675,150	$6.24	863,277	$5.87	968,221	$5.67
Exercisable, December 31	608,609	$6.06	735,002	$5.64	759,367	$5.33

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Nuber of Options Exercisable	Weighted Average Exercise Price
$3.61 - $4.83	253,009	0.9 years	$4.78	226,948	$4.78
$5.25 - $5.33	221,449	2.0 years	$5.33	221,449	$5.33
$7.20 - $8.64	152,068	5.3 years	$7.91	120,234	$7.91
$9.16 - $11.94	36,144	3.5 years	$11.59	36,144	$11.59
$12.14 - $13.91	5,530	5.6 years	$13.48	2,994	$13.12
$17.86 - $18.32	6,950	9.0 years	$18.04	840	$17.86
$3.61 - $18.32	675,150	2.5 years	$6.24	608,609	$6.06

Note 14 - Employee Benefit Plans
The Company maintains an employee benefit plan for all eligible employees of the Company and its subsidiaries under the provisions of Internal Revenue Code Section 401K. The Summit Retirement Savings Plan (“the Plan”) allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches employee contributions from one percent to a maximum of six percent of deferred compensation. The matching contributions as a percent of deferred compensation were 6% for each year 2004, 2003, and 2002. A total of $188,000, $164,000, and $179,000, respectively, in 2004, 2003, and 2002 was charged to operations for the Company’s matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after completion of six years of service, as defined in the Plan.

During 1998, Summit National Bank entered into salary continuation agreements with several key management employees. Under the agreements, the Bank is obligated to provide for each such executive officer or his beneficiaries, during a period of 20 years after the employee’s death, disability, or retirement, annual benefits ranging from $43,000 to $130,000. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The expense incurred and amount accrued for this nonqualified salary continuation plan, which is an unfunded plan, for the years ended December 31, 2004, 2003 and 2002 amounted to $110,000, $87,000 and $69,000, respectively. To partially finance benefits to be paid under this plan, the Bank purchased, and is the beneficiary of, several life insurance policies. Proceeds from the insurance policies are payable to the Company upon the death of the participant. The cash surrender value of these policies included in the accompanying consolidated balance sheets in “Other assets” was $3,876,000 and $3,737,000 at December 31, 2004 and 2003, respectively.

Note 15 - Regulatory Restrictions
The ability of the Company to pay cash dividends is dependent upon its receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds that bank’s net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. The Bank paid cash dividends of $0.76 and $0.51, respectively, per common share totaling $646,000 and $434,000, respectively, for the year ended December 31, 2004 and 2003. It is currently the Bank’s intention to pay all dividends only from the net income of the current year.

Under current Federal Reserve regulations, the Bank is limited in the amount it may loan to the Company, the Finance Company, or other affiliates. Loans made by the Bank to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20%, of the Bank’s capital, surplus, and undivided profits, after adding back the allowance for loan losses. Based on these limitations, approximately $6.9 million was available for loans to the Company and the Finance Company at December 31, 2004. Certain collateral restrictions also apply to loans from the Bank to its affiliates.

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

The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier I capital, and Tier I leverage capital as set forth in the table following. Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 2004 and 2003, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company’s or the Bank’s risk-based capital regulatory-defined category.

Note 16 - Regulatory Capital Requirements - continued
The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2004 and 2003 as well as the minimum calculated amounts for each regulatory defined category. (dollars in thousands)

	Actual		To Be Categorized “Adequately Capitalized”		To Be Categorized “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
The Company
Total capital to risk-weighted assets	$40,511	15.27%	$21,228	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$37,190	14.02%	$10,614	4.00%	N.A.
Tier 1 capital to average assets	$37,190	11.39%	$13,061	4.00%	N.A.
The Bank
Total capital to risk-weighted assets	$34,246	13.05%	$20,994	8.00%	$26,242	10.00%
Tier 1 capital to risk-weighted assets	$30,963	11.80%	$10,497	4.00%	$15,745	6.00%
Tier 1 capital to average assets	$30,963	9.57%	$12,939	4.00%	$16,174	5.00%
As of December 31, 2003
The Company
Total capital to risk-weighted assets	$35,223	13.75%	$20,486	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$32,019	12.50%	$10,243	4.00%	N.A.
Tier 1 capital to average assets	$32,019	9.92%	$12,911	4.00%	N.A.
The Bank
Total capital to risk-weighted assets	$30,522	12.05%	$20,269	8.00%	$25,336	10.00%
Tier 1 capital to risk-weighted assets	$27,354	10.80%	$10,134	4.00%	$15,202	6.00%
Tier 1 capital to average assets	$27,354	8.57%	$12,772	4.00%	$15,965	5.00%

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

The Company leases branch facilities for both the Bank and the Finance Company. These leases have initial terms of from two to ten years and various renewal options under substantially the same terms with certain rate escalations. Rent expense charged to operations totaled $296,000, $294,000, and $290,000, respectively, for the years ended December 31, 2004, 2003, and 2002. The annual minimum rental commitments under the terms of the Company’s noncancellable leases subsequent to December 31, 2004 are (dollars in thousands):

2005	$192
2006	140
2007	87
2008	78
2009	78
Thereafter	214
$789

Note 18 - Related Party Transactions
Directors, executive officers, and associates of such persons are customers of and have transactions with the Company’s bank subsidiary in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which are made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. All loans to related parties were current and performing in accordance with contractual terms at December 31, 2004. The aggregate dollar amount of loans outstanding to related parties was approximately $4,846,000 and $4,925,000 at December 31, 2004 and 2003, respectively. During 2004, new loans and advances on lines of credit of approximately $829,000 were made, and payments on these loans and lines totaled approximately $908,000. At December 31, 2004, there were commitments to extend additional credit to related parties in the amount of approximately $2,019,000.

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

Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. At December 31, 2004 and 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material.

At December 31, the Company’s total contractual amounts of commitments and letters of credit are as follows:

(dollars in thousands)	2004	2003
Legally binding commitments to extend credit:
Commercial and industrial	$16,557	$14,621
Residential real estate, including prime equity lines	20,031	17,890
Construction and development	24,361	12,968
Consumer and overdraft protection	2,336	2,373
	63,285	47,852
Standby letters of credit	3,529	3,925
Total commitments	$66,814	$51,777

Approximately $812,000 and $1,326,000 of total commitments at December 31, 2004 and 2003, respectively, represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

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

(dollars in thousands)	Bank	Finance	Corporate	Total
At and for the year ended December 31, 2004
Interest income	$15,851	$1,696	$(5)	$17,542
Interest expense	4,590	126	(126)	4,590
Net interest income	11,261	1,570	121	12,952
Provision for loan losses	135	301	-	436
Noninterest income	2,005	371	(60)	2,316
Noninterest expenses	7,025	1,374	35	8,434
Income before income taxes	6,106	266	26	6,398
Income taxes	1,851	98	10	1,959
Net income	$4,255	$168	$16	$4,439
Net loans	$236,154	$2,829	$(172)	$238,811
Total assets	$317,843	$3,301	$(206)	$320,938

(dollars in thousands)	Bank	Finance	Corporate	Total
At and for the year ended December 31, 2003
Interest income	$15,642	$1,829	$(26)	$17,445
Interest expense	5,156	147	(147)	5,156
Net interest income	10,486	1,682	121	12,289
Provision for loan losses	450	336	-	786
Noninterest income	2,654	336	(60)	2,930
Noninterest expenses	7,476	1,367	29	8,872
Income before income taxes	5,214	315	32	5,561
Income taxes	1,626	116	12	1,754
Net income	$3,588	$199	$20	$3,807
Net loans	$225,968	$3,038	$(641)	$228,365
Total assets	$341,033	$3,596	$(708)	$343,921

(dollars in thousands)	Bank	Finance	Corporate	Total
At and for the year ended December 31, 2002
Interest income	$15,931	$1,924	$(34)	$17,821
Interest expense	6,166	184	(176)	6,174
Net interest income	9,765	1,740	142	11,647
Provision for loan losses	530	317	-	847
Noninterest income	2,394	337	(60)	2,671
Noninterest expenses	7,037	1,379	28	8,444
Income before income taxes	4,592	381	54	5,027
Income taxes	1,423	142	20	1,585
Net income	$3,169	$239	$34	$3,442
Net loans	$213,318	$3,298	$(1,185)	$215,431
Total assets	$298,484	$3,938	$(216)	$302,206

Note 21 - Fair Value of Financial Instruments
The Company estimates the fair value of financial instruments in accordance with SFAS 107, “Disclosures about Fair Value of Financial Instruments”. Fair value is assumed to approximate book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing bank balances, and federal funds sold. Fair value of investment securities is estimated based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

The estimated fair values of the Company’s financial instruments as of December 31 are as follows (dollars in thousands):

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$6,548	$6,548	$9,854	$9,854
Interest-bearing bank balances	147	147	341	341
Federal funds sold	218	218	201	201
Investment securities available for sale	59,838	59,838	90,887	90,887
Investment in FHLB and other stock	3,326	3,326	3,004	3,004
Loans, net	238,811	239,055	228,365	235,651
Financial Liabilities:
Deposits	231,718	231,581	257,012	257,872
Federal Home Loan Bank advances	50,134	50,473	52,317	52,148

Note 22 - Quarterly Operating Results (unaudited)
Consolidated quarterly operating data for the years ended December 31 is summarized as follows (per share data has been restated to reflect all 5% stock dividends issued) (dollars in thousands, except per share data):

	2004				2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$4,443	$4,198	$4,282	$4,619	$4,329	$4,424	$4,280	$4,412
Interest expense	1,179	1,138	1,100	1,173	1,368	1,363	1,207	1,218
Net interest income	3,264	3,060	3,182	3,446	2,961	3,061	3,073	3,194
Provision for loan losses	210	(50)	33	243	173	229	100	284
Net interest income after provision	3,054	3,110	3,149	3,203	2,788	2,832	2,973	2,910
Noninterest income	620	599	548	549	761	855	758	556
Noninterest expenses	2,242	2,106	2,044	2,042	2,223	2,148	2,316	2,185
Income before taxes	1,432	1,603	1,653	1,710	1,326	1,539	1,415	1,281
Income taxes	445	483	505	526	417	480	445	412
Net income	$987	$1,120	$1,148	$1,184	$909	$1,059	$970	$869
Net income per share:
Basic	$0.23	$0.25	$0.26	$0.26	$0.21	$0.25	$0.23	$0.20
Diluted	$0.20	$0.23	$0.23	$0.24	$0.19	$0.22	$0.20	$0.18
Average common shares outstanding:
Basic	4,320,000	4,432,000	4,448,000	4,476,000	4,213,000	4,253,000	4,262,000	4,296,000
Diluted	4,857,000	4,944,000	4,941,000	4,952,000	4,781,000	4,842,000	4,843,000	4,899,000

Note 23 - Parent Company Financial Information
The following is condensed financial information of Summit Financial Corporation (parent company only) at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002.

SUMMIT FINANCIAL CORPORATION
Condensed Balance Sheets
(Dollars in Thousands)

	December 31,
	2004	2003
Assets
Cash	$3,173	$1,791
Investment in bank subsidiary	31,061	27,382
Investment in nonbank subsidiary	821	653
Due from subsidiaries	2,236	2,428
Other assets	25	-
	$37,316	$32,254
Liabilities and Shareholders’ Equity
Accruals and other liabilities	$51	$49
Due to subsidiaries	-	-
Shareholders’ equity	37,265	32,205
	$37,316	$32,254

Note 23 - Parent Company Financial Information - continued

SUMMIT FINANCIAL CORPORATION
Condensed Statements of Income
(Dollars in Thousands)

	For the Years Ended December 31,
	2004	2003	2002
Interest income	$121	$121	$142
Interest expense	-	-	-
Net interest income	121	121	142
Noninterest expenses	95	89	88
Net operating income	26	32	54
Equity in undistributed net income of subsidiaries	4,423	3,787	3,408
Income before taxes	4,449	3,819	3,462
Income taxes	10	12	20
Net income	$4,439	$3,807	$3,442

SUMMIT FINANCIAL CORPORATION
Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
	2004	2003	2002
Operating activities:
Net income	$4,439	$3,807	$3,442
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,423)	(3,787)	(3,408)
(Increase) decrease in other assets	(25)	-	2
Increase in other liabilities	2	10	4
Amortization of deferred compensation	71	26	128
Net cash provided by operating activities	64	56	168
Investing activities:
Net decrease in due from subsidiaries	461	33	8
Net (decrease) increase in due to subsidiaries	-	(14)	12
Net cash provided by investing activities	461	19	20
Financing activities:
Employee stock options exercised	884	446	145
Cash dividends declared ($0.15 per common share)	(673)	(430)	-
Cash dividends received from subsidiary	646	434	-
Cash paid in lieu of fractional shares	-	(7)	(4)
Net cash provided by financing activities	857	443	141
Net increase in cash and cash equivalents	1,382	518	329
Balance, beginning of year	1,791	1,273	944
Balance, end of year	$3,173	$1,791	$1,273

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Summit Financial Corporation

We have audited the accompanying consolidated balance sheets of Summit Financial Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Greenville, South Carolina	/s/ KPMG LLP
February 22, 2005

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

The Audit Committee, composed entirely of outside directors, meets periodically (separately and jointly) with Company management, the internal auditor, and the independent auditors, KPMG LLP, to review matters relative to the quality of financial reporting, internal control, and the nature, timing, extent and results of the audit efforts. KPMG LLP, have audited the Company’s consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States), as described in their report.

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

Item 9B. OTHER INFORMATION

There was no information required to be disclosed by the Company in a report on Form 8-K during the fourth quarter of 2004 that was not disclosed.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth under the headings “Proposal 1 - Election of Directors”, “Executive Officers and Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Audit Committee Matters” in the definitive Proxy Statement of the Company filed in connection with its 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The Company has adopted a Code of Ethics for its directors, chief executive officer, chief financial officer, controller and all employees. A copy of the Company’s Code of Ethics will be furnished to any interested party, without charge, upon written request to: Ms. Blaise B. Bettendorf, CFO, Summit Financial Corporation, Post Office Box 1087, Greenville, South Carolina, 29602.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth under the headings “Directors’ Compensation”, “Executive Officers and Compensation”, “Compensation Committee Report”, and “Stock Performance Graph” in the definitive Proxy Statement of the Company filed in connection with its 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners

The information required by this item is set forth under the headings “Stock Ownership” and “Proposal 1 - Election of Directors” in the definitive Proxy Statement of the Company filed in connection with its 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

(b) Security Ownership of Management

The information required by this item is set forth under the headings “Stock Ownership” and “Proposal 1 - Election of Directors” in the definitive Proxy Statement of the Company filed in connection with its 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

(c) Change in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plan Information as of December 31, 2004

EQUITY COMPENSATION PLAN INFORMATION

(a) Plan Category	(b) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(c) Weighted-Average Price of Outstanding Options, Warrants, and Rights	(d) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities in column (a))
Equity compensation plans approved by shareholders	675,150	$6.24	354,323
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	675,150	$6.24	354,323

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the heading “Compensation Committee Interlocks and Insider Participation” and “Transactions with Management” in the definitive Proxy Statement of the Company filed in connection with its 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the heading “Audit Committee Matters” in the definitive Proxy Statement of the Company filed in connection with its 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following consolidated financial statements and report of independent auditors of the Company are included in Part II, Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income For The Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity And Comprehensive Income For The Years Ended December 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows For The Years Ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2.	Financial statement schedules required by Regulation S-X:

All other consolidated financial statements or schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto referenced above, or is not applicable or required.

3.	Exhibits required by Item 601 of Regulation S-K:

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 filed with the Registrant's Registration Statement on Form S-1 Under The Securities Act of 1933, File No. 33-31466).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, File No. 000-19235).
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
Consent of KPMG LLP with regard to S-8 Registration Statements for Summit Financial Corporation Restricted Stock Plan (as filed with the Securities and Exchange Commission, “SEC”, August 23, 1994, File No. 33-83538); Summit Financial Corporation Incentive Stock Option Plan (as filed with the SEC July 19, 1995, File No. 33-94962); Summit Financial Corporation 1995 Non-Employee Stock Option Plan (as filed with the SEC July 19, 1995, File No. 33-94964) and Summit Financial Corporation 1999 Incentive Stock Option Plan (as filed with the SEC November 21,2003, File No. 333-101367).

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Rule 13a - 14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Section 1350 Certificate of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Section 1350 Certificate of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

SUMMIT FINANCIAL CORPORATION

Dated: February 22, 2005	J. Randolph Potter, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ J. Randolph Potter	President, Chief Executive Officer and Director	February 22, 2005
J. Randolph Potter

/s/ Blaise B. Bettendorf	Senior Vice President (Principal Financial and Accounting Officer)	February 22, 2005
Blaise B. Bettendorf

/s/ C. Vincent Brown	Chairman, Director	February 22, 2005
C. Vincent Brown

/s/ David C. Poole	Secretary, Director	February 22, 2005
David C. Poole

/s/ James G. Bagnal, III	Director	February 22, 2005
James G. Bagnal, III

/s/ Ivan E. Block	Director	February 22, 2005
Ivan E. Block

/s/ J. Earle Furman, Jr.	Director	February 22, 2005
J. Earle Furman, Jr.

_/s/ John W. Houser	Director	February 22, 2005
John W. Houser

/s/ T. Wayne McDonald	Director	February 22, 2005
T. Wayne McDonald

/s/ Allen H. McIntyre	Director	February 22, 2005
Allen H. McIntyre

_/s/ Larry A. McKinney	Director	February 22, 2005
Larry A. McKinney

/s/ James B. Schwiers	Director	February 22, 2005
James B. Schwiers