Form 10-K/A
period 2004-12-31
SUMMIT FINANCIAL CORP
filed 2005-04-29
CIK 856223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From_____________ to ________________

Commission File No. 000-19235

SUMMIT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-0892056
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

P. O. Box 1087, 937 North Pleasantburg Drive Greenville, South Carolina	29602
(Address of principal executive offices)	(Zip code)

Registrant's Telephone Number, Including Area Code: (864) 242-2265

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:
Title of Class: COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐Yes ☒ No

The registrant’s common stock is traded on the SmallCap market of NASDAQ under the symbol SUMM. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and asked prices of such common equity as quoted on the NASDAQ Market, as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $59.3 million (3,208,357 shares held by non-affiliates at $18.47 per share). For purposes of the foregoing calculation only, all directors, executive officers, and 5% shareholders of the registrant have been deemed affiliates.

As of February 22, 2005, there were 4,525,727 shares of the registrant's Common Stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K/A of Summit Financial Corporation (the “Company”) for the year ended December 31, 2004 has been filed to add the information required by Part III and to add as exhibits updated certifications of the registrant’s principal executive and principal accounting officers as required by Rule 12b-15. Except for Part III, Item 15 of Part IV and the exhibit index, no changes are made by this amendment, and all other information included in the original filing is unchanged. In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this amendment, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing. Accordingly, this amendment and the annual report on Form 10-K that it amends should be read in conjunction with the registrant’s subsequent filings with the Commission.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification and business experience of directors -

The following table sets forth certain information concerning the directors of the Company, including the names, ages, position with the Company, term as director, and business experience of each director.

Name	Age (1)	Position with Company	Year First Elected Director	Year Term Expires (2)
James G. Bagnal, III (3)	60	Regional President of the Bank	2000	2007
Ivan E. Block	59	Director (4)	1989	2007
C. Vincent Brown (3)	65	Chairman (4)	1989	2006
J. Earle Furman, Jr. (3)	57	Director (4)	1989	2007
John W. Houser (3)	61	Director (4)	1989	2005
T. Wayne McDonald (3)	66	Director (4)	1989	2007
Allen H. McIntyre (3)	48	Director (4)	2000	2006
Larry A. McKinney (3)	63	Director (4)	1993	2005
David C. Poole (3)	66	Secretary (4)	1989	2005
J. Randolph Potter (3)	58	President and Chief Executive Officer	1989	2006
James B. Schwiers (3)	46	Chief Operating Officer of the Bank	2000	2005

(1) -	As of April 25, 2005.
(2) -	Each director serves for a three-year period or until his successor has been duly elected and qualified.
(3) -	Also serves as director of the Bank.
(4) -	Each director is “independent” as defined under the Nasdaq Stock Market rules.

Information regarding each director’s principal occupation and business experience is provided below. Unless otherwise stated, each individual has held his current occupation for at least the last five years.

James G. Bagnal, III has been regional president in Spartanburg of the Bank since 2000. He served as regional president in Spartanburg, South Carolina for Regions Bank from 1998 to 2000 and president of Spartanburg National Bank in Spartanburg, South Carolina prior to 1998.

Ivan E. Block is president and chief executive officer of Diversified Coatings Systems, Inc., which is engaged in the custom painting of exterior plastic parts for the automotive industry, and is president of Crown Metro Chemicals, a producer of organic chemicals.

C. Vincent Brown is an attorney and is president of Brown, Massey, Evans, McLeod and Haynsworth, Attorneys at Law, P.A., where he has practiced tax and corporate law for over 30 years. Mr. Brown is the Chairman of the Company and the Bank.

J. Earle Furman, Jr. is president of NAI Earle Furman, LLC, a commercial and industrial real estate brokerage firm which he formed in 1986.

John W. Houser is the president of Piedmont Management of Fairforest, Inc., a consulting firm. He is a partner in Piedmont Brokerage and Universal Packaging, which are involved in the manufacturing and sales of corrugated boxes.

T. Wayne McDonald is a physician specializing in gynecology. He is currently associated with the Highlands Center for Women.

Allen H. McIntyre is president of ChemPro, Inc., a company in the consumer packaged goods industry.

Larry A. McKinney is chief executive officer of ElDeCo, Inc., an electrical contracting firm.

David C. Poole is president of David C. Poole Co., Inc., a dealer in synthetic fibers and polymers. Mr. Poole is Secretary of the Company and the Bank.

J. Randolph Potter has been president and chief executive officer of the Company since 1989, president and chief executive officer of the Bank since 1990, president and chief executive officer of Freedom Finance since 1994 and president and chief executive officer of Summit Investment Services since 1997.

James B. Schwiers is the executive vice president and chief operating officer of the Bank and has been with the Bank since its inception in 1990.

Identification and business experience of executive officers -

J. Randolph Potter, age 58, has been president and chief executive officer of the Company since 1989.

James B. Schwiers, age 46, has been chief operating officer of the Bank since 1997. He has been executive vice president of the Bank since 1990.

Blaise B. Bettendorf, age 42, is a certified public accountant and has been senior vice president and chief financial officer of the Company since 1990. Ms. Bettendorf is Assistant Secretary of the Company and the Bank.

James G. Bagnal, III, age 60, has been regional president in Spartanburg of the Bank since April 2000. He served as regional president in Spartanburg, South Carolina for Regions Bank from 1998 to 2000.

The Audit Committee of the board of directors consists of directors McDonald, McKinney, McIntyre and Poole. The board of directors has determined that the Audit Committee does not have an “audit committee financial expert” as that term is defined by applicable Securities and Exchange Commission rules. However, the board believes that the current members of the Audit Committee, as a whole based on their experiences and backgrounds, are qualified to effectively carry out the duties and responsibilities of the Audit Committee. Each Audit Committee member has significant experience in accounting and audit functions, internal controls and budget preparation. All four Audit Committee members serve or have served as president or chief executive officer of a business corporation, or in a similar role with significant financial oversight responsibilities, and have an understanding of generally accepted accounting principles and financial statements. All four Audit Committee members have served several terms on the Audit Committee.

Section 16(a) of the Securities Exchange Act of 1934 requires that the directors and officers and certain shareholders of the Company file reports of holdings and transactions in the Company’s common stock with the Securities and Exchange Commission. Based solely on its review of the copies of the reports it received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of the Company’s directors and executive officers complied with all applicable reporting requirements pursuant to Section 16(a) of the Securities Exchange Act of 1934 for the year ended December 31, 2004.

The Company has adopted a code of ethics that applies to its directors, chief executive officer, chief financial officer, controller and all employees. A copy of the Company’s code of ethics will be furnished to any interested party, without charge, upon written request to: Ms. Blaise B. Bettendorf, CFO, Summit Financial Corporation, Post Office Box 1087, Greenville, South Carolina, 29602.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, the cash compensation paid by the Company and its subsidiaries, as well as other compensation paid or accrued for each of these years, to the chief executive officer and to each of the other most highly compensated executive officers (collectively the “Named Executive Officers”) for services rendered in all capacities to the Company and its subsidiaries.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Other Annual Compensation ($)	AWARDS Restricted Stock Awards ($)	AWARDS Securities Underlying Options/ SARS (#)	All Other Compensation ($)
J. Randolph Potter,	2004	$250,000	$62,500	(3)	-	-	$13,442 (4)
President and Chief	2003	$247,000	$61,000	(3)	$36,400 (8)	-	$12,442
Executive Officer	2002	$242,000	$48,000	(3)	-	-	$12,562

James B. Schwiers,	2004	$183,000	$45,000	(3)	-	-	$11,422 (5)
Executive Vice President	2003	$178,000	$44,000	(3)	$36,400 (8)	-	$11,122
and COO of the Bank	2002	$173,000	$31,000	(3)	-	-	$11,527

Blaise B. Bettendorf,	2004	$152,000	$38,000	(3)	-	-	$9,547 (6)
Senior Vice President	2003	$148,000	$37,000	(3)	$36,400 (8)	-	$9,288
and Chief Financial Officer	2002	$144,000	$28,000	(3)	-	-	$9,077

James G. Bagnal, III,	2004	$162,500	$22,000	(3)	-	-	$10,127 (7)
Regional President of the	2003	$157,770	$21,000	(3)	-	-	$10,016
Bank	2002	$147,000	$14,000	(3)	-	-	$9,677

(1) -	All compensation and benefits are paid by the Bank.
(2) -	Includes bonuses awarded for the year which may be paid in the subsequent year.
(3) -
Certain amounts may have been expended by the Company which may have had value as a personal benefit to the Named Executive Officer. However, the total value of such perquisites and other personal benefits for any year presented did not exceed, in the aggregate, 10% of the annual salary and bonus of such executive officer.

(4) -
The amount for 2004 is comprised of (i) $13,000 contributed by the Company to the Summit Financial Corporation 401(k) Plan to match fiscal 2004 pre-tax deferral contributions, all of which was vested; and (ii) $442 of term life insurance premiums, not generally available to other employees, paid by the Company on behalf of Mr. Potter.

(5) -
The amount for 2004 is comprised of (i) $10,980 contributed by the Company to the Summit Financial Corporation 401(k) Plan to match fiscal 2004 pre-tax deferral contributions, all of which was vested; and (ii) $442 in term life insurance premiums, not generally available to other employees, paid by the Company on behalf of Mr. Schwiers.

(6) -
The amount for 2004 is comprised of (i) $9,127 contributed by the Company to the Summit Financial Corporation 401(k) Plan to match fiscal 2004 pre-tax deferral contributions, all of which was vested; and (ii) $420 in term life insurance premiums, not generally available to other employees, paid by the Company on behalf of Ms. Bettendorf.

(7) -
The amount for 2004 is comprised of (i) $9,685 contributed by the Company to the Summit Financial Corporation 401(k) Plan to match fiscal 2004 pre-tax deferral contributions, which was partially vested; and (ii) $442 in term life insurance premiums, not generally available to other employees, paid by the Company on behalf of Mr. Bagnal.

(8) -
In February 2004, pursuant to the Company’s Restricted Stock Plan, Mr. Potter, Mr. Schwiers, and Ms. Bettendorf were awarded 2,000 shares each of the Company’s common stock related to 2003 performance. The awards were granted for nominal consideration and restrictions lapse 20% each year over a period of 5 years from the date of the award. The amount (adjusted for stock dividends) and 2004 year end value (based on the closing market price of $21.35 at December 31, 2004) of all restricted stock held by the Named Executive Officers at December 31, 2004 are: Mr. Potter held 26,945 shares of restricted stock, of which 24,458 shares had vested, with a market value of $575,300; Mr. Schwiers held 21,316 shares of restricted stock, of which 18,830 shares had vested, with a market value of $455,100; and, Ms. Bettendorf held 18,502 shares of restricted stock, of which 16,016 shares had vested, with a market value of $395,000. Dividends are payable on the restricted stock to the extent paid on the Company’s common stock generally. If a change in control of the Company (as defined in the plan) were to occur, the restricted stock would immediately vest in full.

Option Exercises And Fiscal Year End Option Value Table

The following table shows stock option exercises by the Named Executive Officers during the year ended December 31, 2004.  In addition, this table includes the number of shares (adjusted for stock dividends) covered by both exercisable and nonexercisable options as of December 31, 2004.  Also reported are the values for “in-the-money” options (which represent the positive spread between the exercise price of any such existing options and the year-end market price of the Company’s common stock) for exercisable and nonexercisable options at December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR,
AND FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options/SARs at FY-End (#) (2)		Value of Unexercised In-the-Money Options/SARs at FY-End ($) (3) (4)
Name	Number of Shares Acquired on Exercise (#)	Value Realized ($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
J. Randolph Potter	32,368	$458,000	59,098	-	$947,000	-
James B. Schwiers	-	-	59,098	-	$947,000	-
Blaise B. Bettendorf	32,578	$483,000	44,324	-	$710,000	-
James G. Bagnal, III	-	-	48,620	12,155	$658,000	$164,000

(1) -	Value realized is calculated as the spread between the fair market value of the underlying common stock as quoted on the NASDAQ SmallCap Market as of the exercise date, minus the grant price.
(2) -	The number of exercisable and unexercisable options has been adjusted for all 5% stock dividends issued.
(3) -	Values are based on the fair market value, determined as the closing price of the common stock on December 31, 2004 ($21.35 as quoted on the NASDAQ SmallCap Market), minus the grant price.
(4) -
The value of unexercised in-the-money stock options at December 31, 2004 is presented to comply with Securities and Exchange Commission regulations. The actual amount realized upon any exercise of stock options will depend upon the excess of the fair market value of the common stock over the grant price at the time the stock option is exercised. There is no assurance that the values of unexercised stock options reflected in this table will be realized.

Defined Benefit Plan

During 1998, the Company established a salary continuation plan pursuant to salary continuation agreements with certain executives of the Company and the Bank.  Under the salary continuation agreements, an executive will be entitled to a stated annual benefit for a period of 20 years either, (i) upon retirement from the Company after attaining the normal retirement age, defined in the plan as age 65, or (ii) upon the executive’s disability or death, in which case the benefits would be payable immediately to the executive or to the executive’s beneficiary.  If the executive’s employment is terminated voluntarily or is terminated as a result of a change in control (as defined in the salary continuation agreement), a reduced annual benefit will be payable at the age of 65 pursuant to the early termination terms of the agreement.  Mr. Potter, Mr. Schwiers and Ms. Bettendorf have entered into salary continuation agreements with the Company that currently provide annual benefits at age 65 of $130,000, $48,500 and $45,000, respectively.

Directors’ Compensation

During 2004, members of the board of directors of the Company who are not officers of the Company or any of its subsidiaries received a fee of $1,350 for each board meeting attended, and from $150 to $400 for each committee meeting attended, depending on the committee.  The Chairman of the Board receives two times the standard attendance fees.  Total fees paid to directors of the Company during 2004 were $160,000.  There were no stock options granted to directors during 2004.

Employment Agreements

The Company has entered into substantially similar noncompetition, severance and employment agreements with J. Randolph Potter, James B. Schwiers, Blaise B. Bettendorf and James G. Bagnal, III (each an “executive”).  The terms of each agreement are summarized below; however, this summary is qualified in its entirety by reference to each agreement.

Under each agreement, the applicable executive is given duties and authority typical of similar executives, and the Company is obligated to pay the executive an annual salary determined by the Company’s board, such incentive compensation as may become payable to the executive under the Company’s bonus plans and certain other typical executive benefits.  The provisions of the agreement are to continue until such time as the executive’s employment is terminated as provided for in the agreement.  In the event the executive voluntarily terminates his employment with the Company, the Company’s obligations under the agreement cease as of the date of such termination, and the executive is subject to a 12 month noncompetition provision as defined in the agreement.  In the event the executive’s employment is terminated without cause (as defined in the agreement), the Company is obligated to continue monthly salary payments for a minimum period of one year up to a maximum of three years.  The executive is subject to a noncompetition provision for the entire period severance payments are made.  In the event of termination associated with a change in control (as defined in the agreement), the executive is entitled to an amount equal to three times his annual base pay amount computed and paid over a three-year period as provided for in the agreement.  The executive is subject to a noncompetition provision as defined in the agreement for a period of up to three years while he or she is receiving payments following a change in control.

In connection with the execution of the merger agreement with First Citizens Bank & Trust Company, Inc., the Company entered into a new employment agreement dated March 7, 2005 with James B. Schwiers to provide for the terms of Mr. Schwiers’s continuing employment with the Company before the merger and with First Citizens Bank following the merger.  Mr. Schwiers’s new employment agreement provides for a term commencing March 7, 2005 and continuing for a period of three years following the effective time of the merger at a base salary of $188,500.  It also provides for an initial bonus of $50,000 immediately prior to the consummation of the merger and an additional bonus if Mr. Schwiers is still employed by First Citizens Bank on the third anniversary of the merger.  The new employment agreement contains noncompetition, nonsolicitation, nonpiracy and confidentiality provisions designed to protect the employer.  The agreement provides that between the effective date thereof (March 7, 2005) and the date the merger is consummated, Mr. Schwiers’s employment agreement dated September 2, 1999, the terms of which are described in the preceding paragraph, is suspended.  If the merger does not occur prior to December 31, 2005, Mr. Schwiers’s March 7, 2005 employment agreement will terminate and the September 2, 1999 employment agreement will be reinstated retroactively to March 7, 2005.

Compensation Committee Interlocks and Insider Participation

During 2004, the following persons served on the Company’s compensation committee:  C. Vincent Brown (Chairman), David C. Poole (Secretary), Ivan Block and John W. Houser.

Certain of the directors who were members of the compensation committee during 2004, and members of the immediate family and affiliates of such directors, have from time to time engaged in banking transactions with the Bank and are expected to continue such relationships in the future.  All loans or other extensions of credit made by the Bank to such individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Security Ownership of Certain Beneficial Owners

                The following table sets forth the only shareholder known to the Company to be the beneficial owner, as of April 1, 2005, of more than 5% of the Company’s common stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Ivan E. Block	324,436 (1)	6.6%
210 League Road
Simpsonville, SC 29681

(1) – Includes 131,998 shares owned directly, 163,118 shares owned indirectly through Mr. Block’s spouse and a related company, and exercisable options to purchase 29,320 shares of common stock.

(b)  Security Ownership of Management

The following table sets forth information as to the shares of common stock beneficially owned, directly or indirectly, on April 1, 2005 by each director of the Company, by the Chief Executive Officer of the Company, by the Company’s other “Named Executive Officers,” and by all executive officers and directors of the Company as a group.  A person may be considered to beneficially own any share of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Non-Employee Directors
Ivan E. Block	324,436 (3)	6.6%
C. Vincent Brown	216,972 (4)	4.4%
J. Earle Furman, Jr.	92,484 (5)	1.9%
John W. Houser	121,010 (3)	2.4%
T. Wayne McDonald	98,773 (6)	2.0%
Allen H. McIntyre	14,672	< 1%
Larry A. McKinney	143,946 (3)	2.9%
David C. Poole	205,213 (7)	4.1%
Employee Directors
James G. Bagnal, III (11)	80,029 (8)	1.6%
J. Randolph Potter (11)	135,148 (8)(9)	2.7%
James B. Schwiers (11)	169,002 (8)	3.4%
Named Executive Officer, Not a Director
Blaise B. Bettendorf	121,047 (8)	2.4%
All directors and executive officers as a group (12 persons)	1,722,732 (10)	34.8%

(1) -
Pursuant to Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Company’s common stock if he or she has voting and/or investment power with respect to such security or has a right to acquire beneficial ownership of such shares, through the exercise of outstanding options or otherwise, at any time within 60 days from April 1, 2005. The table includes certain shares owned by spouses, other immediate family members, closely-held companies, shares held in retirement accounts for the benefit of the named individuals, and other forms of ownership, over which shares the named persons possess sole or shared voting and/or investment power.

(2) -
Based on outstanding shares of common stock of the Company outstanding and entitled to vote at the Annual Meeting, plus the number of shares that may be acquired within 60 days by each individual (or group of individuals) by exercising options totaling 4,950,656 shares.

(3) -	Includes exercisable options to purchase 29,320 shares of common stock at $4.83 granted under the 1995 Non-Employee Stock Option Plan.
(4) -	Includes exercisable options to purchase 58,640 shares of common stock at $4.83 granted under the 1995 Non-Employee Stock Option Plan.
(5) -	Includes exercisable options to purchase 24,320 shares of common stock at $4.83 granted under the 1995 Non-Employee Stock Option Plan.
(6) -	Includes exercisable options to purchase 27,328 shares of common stock at $4.83 granted under the 1995 Non-Employee Stock Option Plan.
(7) -	Includes exercisable options to purchase 3,258 shares of common stock at $4.83 granted under the 1995 Non-Employee Stock Option Plan.
(8) -
Includes exercisable options granted under the Incentive Stock Option Plan to purchase common stock at exercise prices from $5.33 to $7.82 per shares as follows: Mr. Bagnal - 60,775 shares; Mr. Potter - 59,098 shares; Mr. Schwiers - 59,098 shares; and Ms. Bettendorf - 44,324 shares.

(9) -	Does not include 1,786 shares held by a related party as to which Mr. Potter disclaims beneficial ownership.
(10) -	Includes 424,801 shares of common stock subject to stock options exercisable within 60 days from April 1, 2005 held by the Directors and the executive officers of the Company as a group.
(11) -	Mr. Bagnal, Potter, and Schwiers are also Named Executive Officers of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of the executive officers and directors of the Company, and members of the immediate family and affiliates of such persons, have from time to time engaged in banking transactions with the Bank and are expected to continue such relationships in the future. All loans or other extensions of credit made by the Bank to such individuals are regulated and limited by national banking laws. Such loans are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees, billed or accrued, for the years ended December 31, 2004 and 2003 for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for those years. Also presented are fees billed for other services rendered by KPMG LLP.

	2004	2003
Audit fees	$44,000	$41,000
Audit related fees	-	-
Total audit and audit related fees	44,000	41,000
Tax fees	-	-
All other fees (1)	-	2,800
Total fees	$44,000	$43,800

(1) - All other fees paid consisted of fees for professional services rendered for collateral verification audits for the Federal Home Loan Bank.

The Audit Committee implemented a policy in 2002 to have all auditing services and permitted nonaudit services of KPMG LLP pre-approved by the Audit Committee, including fees and terms. The Audit Committee pre-approved 100% of the engagements for the audit of the Company and audit-related engagements paid during 2004 and 2003. The Audit Committee has considered whether the provision of services other than the audit services (as specified above) is compatible with maintaining KPMG LLP’s independence and has determined that provision of such services has not adversely affected KPMG LLP’s independence.

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

Exhibits required to be filed or furnished with this Annu¨³al Report on Form 10-K are listed in the Exhibit Index following the signature page. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit number in prior filings are incorporated herein by reference and made a part hereof.

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

SUMMIT FINANCIAL CORPORATION
Dated: April 29, 2005
J. Randolph Potter, President

EXHIBIT INDEX

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

21.	Subsidiaries of Summit Financial Corporation:
Summit National Bank, a nationally chartered bank, incorporated in South Carolina
Summit Investment Services, Inc., a subsidiary of Summit National Bank, incorporated in South Carolina
Freedom Finance, Inc., a consumer finance company, incorporated in South Carolina
23.	Consent of KPMG LLP (filed with Form 10-K on March 1, 2005).
31.1
Rule 13a - 14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed on March 1, 2005 with original Form 10-K for the year ended December 31, 2004).

31.2
Rule 13a - 14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed on March 1, 2005 with original Form 10-K for the year ended December 31, 2004).

31.3	Rule 13a - 14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.4	Rule 13a - 14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1
Section 1350 Certificate of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed on March 1, 2005 with original Form 10-K for the year ended December 31, 2004).

32.2
Section 1350 Certificate of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed on March 1, 2005 with original Form 10-K for the year ended December 31, 2004).

32.3	Section 1350 Certificate of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.4	Section 1350 Certificate of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

*** - Management contracts or compensatory plan or arrangement.