Form 10-Q
period 2005-03-31
SUMMIT FINANCIAL CORP
filed 2005-05-13
CIK 856223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________

Commission File Number: 000-19235

SUMMIT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

SOUTH CAROLINA (State or other jurisdiction of incorporation or organization)	57-0892056 (I.R.S. Employer Identification No.)

Post Office Box 1087
937 North Pleasantburg Drive
Greenville, South Carolina 29602
(Address, including zip code, of principal executive offices)

(Registrant’s telephone number, including area code) (864) 242-2265

Not applicable
(Former name or former address, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2005, 4,527,406 shares of $1.00 par value common stock were outstanding.

SUMMIT FINANCIAL CORPORATION
FORM 10-Q FOR QUARTER ENDED MARCH 31, 2005
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PART I. FINANCIAL INFORMATION
Item 1.
Consolidated Balance Sheets March 31, 2005 and December 31, 2004	3
Consolidated Statements of Income Three months ended March 31, 2005 and 2004	4
Consolidated Statements of Shareholders' Equity and Comprehensive Income Three months ended March 31, 2005 and 2004	5
Consolidated Statements of Cash Flows Three months ended March 31, 2005 and 2004	6
Condensed Notes to Consolidated Financial Statements March 31, 2005	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.
Controls and Procedures	25

PART II. OTHER INFORMATION	26

SIGNATURES	27

EXHIBITS:
Exhibit 2.1 - Agreement and Plan of Reorganization and Merger dated as of March 7, 2005 by and among Summit Financial Corporation, Summit National Bank, and First Citizens Bank and Trust Company, Inc., and joined in by First Citizens Bancorporation, Inc.

Exhibit 10.1 - Employment Agreement of James B. Schwiers dated March 7, 2005
Exhibit 31.1 - Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Exhibit 31.2 - Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$9,112	$6,548
Interest-bearing bank balances	2,538	147
Federal funds sold	4,792	218
Investments available for sale	55,706	59,838
Investment in Federal Home Loan Bank and other stock	3,078	3,326
Loans, net of unearned income and net of
allowance for loan losses of $3,711 and $3,649	244,059	238,811
Premises and equipment, net	5,209	4,805
Accrued interest receivable	1,509	1,430
Other assets	6,357	5,815
	$332,360	$320,938
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$28,787	$36,897
Interest-bearing demand	41,585	32,478
Savings and money market	73,543	81,896
Time deposits, $100,000 and over	55,886	38,925
Other time deposits	47,015	41,522
	246,816	231,718
Federal Home Loan Bank advances	45,401	50,134
Accrued interest payable	758	581
Other liabilities	1,511	1,240
	294,486	283,673
Shareholders' equity:
Common stock, $1.00 par value; 20,000,000
shares authorized; issued and
outstanding 4,525,855 and 4,515,553 shares	4,526	4,516
Additional paid-in capital	27,023	26,993
Retained earnings	7,027	5,868
Accumulated other comprehensive income, net of tax	(507)	98
Nonvested resticted stock	(195)	(210)
Total shareholders' equity	37,874	37,265
	$332,360	$320,938

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars, except per share data, in Thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Interest Income:
Loans	$4,142	$3,538
Taxable investment securities	408	622
Nontaxable investment securities	213	250
Federal funds sold	12	2
Other	42	31
	4,817	4,443
Interest Expense:
Deposits	922	763
Federal Home Loan Bank advances	379	410
Other borrowings	7	6
	1,308	1,179
Net interest income	3,509	3,264
Provision for loan losses	102	210

Net interest income after provision for loan losses	3,407	3,054

Noninterest Income:
Service charges and fees on deposit accounts	96	133
Insurance commission fee income	145	139
Gain on sale of investment securities	-	22
Other income	210	326
	451	620
Noninterest Expense:
Salaries, wages and benefits	1,400	1,361
Occupancy	187	174
Furniture, fixtures and equipment	152	158
Other operating expenses	429	549
	2,168	2,242
Income before income taxes	1,690	1,432
Income taxes	531	445
Net income	$1,159	$987

Net income per share:
Basic	$.26	$.23
Diluted	$.23	$.20
Average shares outstanding:
Basic	4,513,851	4,319,720
Diluted	5,000,213	4,857,367

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in Thousands)
(Unaudited)

				Accumulated
		Additional		other	Nonvested	Total
	Common	paid-in	Retained	comprehensive	restricted	shareholders'
	stock	capital	earnings	income (loss), net	stock	equity
Balance at December 31, 2003	$4,313	$25,791	$2,102	$28	($29)	$32,205
Net income for the three months ended March 31, 2004	-	-	987	-	-	987
Other comprehensive income:
Unrealized holding gains arising during the period, net of tax of ($415)	-	-	-	677	-	-
Less: reclassification adjustment for gains included in net income, net of tax of ($8)	-	-	-	(14)	-	-
Other comprehensive income	-	-	-	663	-	663
Comprehensive income	-	-	-	-	-	1,650
Stock options exercised	87	327	-	-	-	414
Stock issued purshant to restricted stock plan	14	238	-	-	(252)	-
Amortization of deferred compensation on restricted stock	-	-	-	-	14	14
Balance at March 31, 2003	$4,414	$26,356	$3,089	$691	($267)	$34,283

Balance at December 31, 2004	$4,516	$26,993	$5,868	$98	($210)	$37,265
Net income for the three months ended March 31, 2005	-	-	1,159	-	-	1,159
Other comprehensive loss:
Unrealized holding losses arising during the period, net of tax of $370	-	-	-	(605)	-	-
Less: reclassification adjustment for gains included in net income, net of tax	-	-	-	-	-	-
Other comprehensive loss	-	-	-	(605)	-	(605)
Comprehensive income	-	-	-	-	-	554
Stock options exercised	10	30	-	-	-	40
Amortization of deferred compensation on restricted stock	-	-	-	-	15	15
Balance at March 31, 2005	$4,526	$27,023	$7,027	($507)	($195)	$37,874

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,159	$987
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	102	210
Depreciation and amortization	105	106
Net gain on sale of and disposal of equipment and vehicles	-	(22)
Net gain on sale of investments available for sale	-	(22)
Net amortization of net premium on investments	21	30
Amortization of deferred compensation on restricted stock	15	14
Increase in other assets	(260)	(162)
Increase in other liabilities	448	152
Deferred income taxes	9	(36)
Net cash provided by operating activities	1,599	1,257

Cash flows from investing activities:
Purchases of securities available for sale	(2,913)	(2,268)
Proceeds from maturities of securitiesavailable for sale	1,300	5,025
Proceeds from sales of securities available for sale	4,749	18,715
Purchases of investments in FHLB and other stock	-	(66)
Redeemption of FHLB stock	248	-
Net increase in loans	(5,350)	(8,339)
Purchases of premises and equipment	(509)	(67)
Proceeds from sale of equipment and vehicles	-	22
Net cash (used) provided by investing activities	(2,475)	13,022

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	15,098	(8,500)
Proceeds from Federal Home Loan Bank advances	-	4,000
Repayments of Federal Home Loan Bank advances	(4,733)	(2,683)
Proceeds from employee stock options exercised	40	414
Net cash provided (used) by financing activities	10,405	(6,769)
Net increase in cash and cash equivalents	9,529	7,510
Cash and cash equivalents, beginning of period	6,913	10,396
Cash and cash equivalents, end of period	$16,442	$17,906

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$1,131	$1,358
Cash paid during the period for income taxes	$605	$455
Change in market value of investment securities available for sale, net of income taxes	$(605)	$663

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, the estimates affect the reported income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

The significant accounting policies followed by the Company for interim reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements of the Company at March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 were prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at March 31, 2005, and the results of operations and cash flows for the periods ended March 31, 2005 and 2004 have been included. The information contained in the footnotes included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2004 should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain interim 2004 amounts have been reclassified to conform with the statement presentations for the interim 2005. The results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - MERGER AGREEMENT:
On March 7, 2005, the Company entered into a definitive agreement to merge with First Citizens Bank and Trust Company, Inc., a South Carolina state bank (“First Citizens”), under which the Company and the Bank will be merged with and into First Citizens, with First Citizens continuing after the merger as the surviving corporation.

Under the terms of the agreement, each shareholder of the Company will receive $22.00 per share in cash upon consummation of the proposed merger. In addition, in exchange for signing an option release, holders of the Company’s stock options will receive for each share that may be acquired pursuant to their options, a cash payment equal to the difference between $22.00 per share and the exercise price per share of the Company’s stock covered by the option. The transaction has been unanimously approved by the board of directors of each company and is subject to the approval of the shareholders of Summit, receipt of required regulatory approvals, and other customary closing conditions.

NOTE 3 - SUBSEQUENT EVENTS:
On May 5, 2005, the Company entered into a letter of intent (the “Letter”) to sell substantially all the assets of the Finance Company. The Letter specifies the assets to be sold, the purchase price, non-competition provisions for the Company, and other customary closing conditions. The sale of the Finance Company’s assets is expected to close prior to the consummation of the Company’s merger with First Citizens.

NOTE 4 - CASH FLOW INFORMATION:
For the purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks. Included in cash and cash equivalents are federal funds sold and overnight investments. The Company considers the amounts included in the balance sheet line items, “Cash and due from banks”, “Interest-bearing bank balances” and “Federal funds sold” to be cash and cash equivalents. These accounts totaled $16,442,000 and $17,906,000 at March 31, 2005 and 2004, respectively.

NOTE 5 - NONPERFORMING ASSETS:
Loans past due in excess of 90 days at March 31, 2005 were $103,000, compared to $156,000 at December 31, 2004, and $144,000 at March 31, 2004. Total nonperforming assets, including loans past due in excess of 90 days, nonaccrual loans and other real estate owned (“OREO”), at March 31, 2005 were $709,000, compared to $904,000 at December 31, 2004, and $795,000 at March 31, 2004. There were no impaired loans at March 31, 2005, December 31, 2004 or March 31, 2004.

NOTE 6 - INTANGIBLE ASSETS:
As of January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company’s intangible assets consist of goodwill resulting from the Finance Company’s branch acquisitions and are included in “Other assets” on the accompanying consolidated balance sheets. The balance of goodwill at March 31, 2005 and December 31, 2004 was $187,000. There was no impairment expense charged in any period presented.

NOTE 7 - PER SHARE INFORMATION:
The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three months ended March 31, 2005 and 2004. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of income.

	Three Months Ended March 31,
	2005	2005	2004	2004
	BASIC	DILUTED	BASIC	DILUTED

Net Income	$1,159,000	$1,159,000	$987,000	$987,000

Average shares outstanding	4,513,851	4,513,851	4,319,720	4,319,720
Effect of Dilutive Securities:
Stock options	-	475,162	-	520,730
Unvested restricted stock	-	11,200	-	16,917
	4,513,851	5,000,213	4,319,720	4,857,367

Per-share amount	$0.26	$0.23	$0.23	$0.20

NOTE 8 - STOCK COMPENSATION PLANS:
At March 31, 2005, the Company had three stock-based employee and director option plans, which are described more fully in Note 13 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for December 31, 2004. The Company reports stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, which measures compensation expense as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123, “Accounting for Stock-Based Compensation”, encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. Accordingly, no compensation cost has been recognized for the stock-based option plans as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation.

	For the Quarter Ended March 31,
(dollars, except per share, in thousands)	2005	2004

Net income, as reported	$1,159	$987
Less - total stock-based employee compensation expense determined under fair value based method, net of taxes	27	31
Proforma net income	$1,132	$956
Earnings per share:
Basic - as reported	$0.26	$0.23
Basic – proforma	$0.25	$0.22
Diluted - as reported	$0.23	$0.20
Diluted – proforma	$0.23	$0.19

NOTE 9 - SEGMENT INFORMATION:
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

At and for the three months ended March 31, 2005
	Bank	Finance	Corporate	Total
Interest income	$4,371	$446	$0	$4,817
Interest expense	1,308	36	(36)	1,308
Net interest income	3,063	410	36	3,509
Provision for loan losses	65	37	0	102
Other income	358	108	(15)	451
Other expenses	1,780	345	43	2,168
Income before taxes	1,576	136	(22)	1,690
Income taxes	488	51	(8)	531
Net income	$1,088	$85	($14)	$1,159
Net loans	$241,545	$2,514	$0	$244,059
Total assets	$329,408	$2,999	($47)	$332,360

At and for the three months ended March 31, 2004
	Bank	Finance	Corporate	Total
Interest income	$3,991	$455	($3)	$4,443
Interest expense	1,178	32	(31)	1,179
Net interest income	2,813	423	28	3,264
Provision for loan losses	145	65	0	210
Other income	537	98	(15)	620
Other expenses	1,896	339	7	2,242
Income before taxes	1,309	117	6	1,432
Income taxes	401	42	2	445
Net income	$908	$75	$4	$987
Net loans	$233,914	$2,617	($37)	$236,494
Total assets	$335,941	$3,078	($51)	$338,968

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Summit Financial Corporation (the “Company”) on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to prior years’ financial data to conform to current financial statement. Results of operations for the three month period ended March 31, 2005 are not necessarily indicative of results to be attained for any other period.

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

    This report contains certain financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s management uses these non-GAAP measures to analyze the Company’s performance. In particular, net interest income and net interest margin ratios are presented on a fully tax-equivalent basis. Management believes that the presentation of net interest margin on a fully tax-equivalent basis aids in the comparability of net interest margin arising from both taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, the Company’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

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

CRITICAL ACCOUNTING POLICIES
The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of its accounting policies about the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues and expenses. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The Company’s accounting policies are discussed in Note 1 under Notes to Consolidated Financial Statements included in the Company’s Form 10-K for December 31, 2004. Of these significant accounting policies, the Company has determined that accounting for the allowance for loan losses and income taxes are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

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

BALANCE SHEET ACTIVITY
Total assets increased $11.4 million or 4% from December 31, 2004 to March 31, 2005 to total $332.4 million. Total deposits increased $15.1 million or 7% from December 31, 2004, primarily in the certificates of deposit categories related to deposit campaigns during the first quarter of 2005. During the first quarter of 2005, there was a shift in deposits between noninterest-bearing demand and interest-bearing demand related to a change in South Carolina law related to attorney trust accounts. As a result, trust accounts with balance of approximately $8 million which previously had been in noninterest-bearing type accounts, were required to be transferred to interest-bearing accounts.

The increase in deposits funded loan growth of $5.3 million, or 2%, and maturities of FHLB advances totaling $4.7 million. Deposit growth also contributed to the increase in liquidity. Loans totaled $247.8 million as of the end of the first quarter of 2005, while advances from the FHLB were $45.4 million at March 31, 2005. Liquidity was further enhanced by the reduction in investment securities of $4.1 million to total $55.7 million at March 31, 2005 as management positioned the balance sheet for rising interest rates. Total equity increased $609,000 related to the retention of earnings, which was offset by the increase in unrealized loss on investment securities related to changes in market values due to treasury yield curve movement during the quarter.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
The allowance for loan losses is established through charges in the form of a provision for loan losses based on management’s periodic evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management’s opinion of an adequate level to absorb probable losses inherent in the loan portfolio at March 31, 2005. In assessing the adequacy of the allowance and the amount charged to the provision, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are losses which must be charged-off, and to assess the risk characteristics of the portfolio in the aggregate as well as the credit risk associated with particular loans. The Company’s methodology for evaluating the adequacy of the allowance for loan losses incorporates management’s current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied process. The methodology includes segmentation of the loan portfolio into reasonable components based on loan purpose for calculation of the most accurate reserve. Appropriate reserve estimates are determined for each segment based on a review of individual loans, application of historical loss factors for each segment, and adjustment factors applied as considered necessary. The adjustment factors are applied consistently and are quantified for consideration of national and local economic conditions; exposure to concentrations that may exist in the portfolio; impact of off-balance sheet risk; alterations of lending policies and procedures; the total amount of and changes in trends of past due loans, nonperforming loans, problem loans and charge-offs; the total amount of and changes in trends of the Bank’s internally graded “watch list” loans which include classified loans; variations in the nature, maturity, composition, and growth of the loan portfolio; changes in trends of collateral value; entry into new markets; and other factors which may impact the current credit quality of the loan portfolio.

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

    The following table sets forth certain information with respect to changes in the Company’s allowance for loan losses for each period presented.

(dollars in thousands)	At and For the Three Months Ended	At and For the Year Ended	At and For the Three Months Ended
	March 31, 2005	December 31, 2004	March 31, 2004
Balance at beginning of period	$3,649	$3,437	$3,437
Charge-offs:
Commercial and industrial	6	37	-
Commercial real estate	15	95	-
Installment and consumer	93	444	127
	114	576	127
Recoveries:
Commercial and industrial	14	89	29
Commercial real estate	23	130	115
Installment and consumer	37	133	35
	74	352	179
Net charge-offs (recoveries)	40	224	-52
Provision charged to expense	102	436	210
Balance at end of period	$3,711	$3,649	$3,699
Net charge-offs (recoveries) to average loans
	0.07%	0.10%	-0.09%
Allowance to loans, period end	1.50%	1.51%	1.54%

The allowance for loan losses totaled $3.7 million, or 1.50% of total loans, at March 31, 2005. This is compared to a $3.6 million allowance, or 1.51% of total loans, at December 31, 2004, and a $3.7 million, or 1.54% of total loans, at March 31, 2004. Changes in the allowance for loan losses as a percent of loans between periods is reflective of the factors discussed previously as well as under the “Provision for Loan Losses” section below, primarily related to the trends in the level classified and watch list loans, changes in economic factors, and the overall quality of the loan portfolio.

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

The following table summarizes the nonperforming assets for each period presented.

(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Loans past due 90 days or more, still accruing	$103	$156	$144
Nonaccrual loans	259	531	268
Troubled debt restructurings	-	-	-
Other real estate owned	347	217	383
Total nonperforming assets	$709	$904	$795
Nonperforming assets to total loans and OREO	0.29%	0.37%	0.33%

Management maintains a list of potential problem loans which includes nonaccrual loans, loans past due in excess of 90 days which are still accruing interest, and other loans which are credit graded (either graded internally, by independent review or regulatory examinations) as “OAEM”, "substandard”, “doubtful”, or “loss”. A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of classified loans (i.e., defined as loans with a credit grade of “substandard”, “doubtful”, or “loss”) at March 31, 2005, based upon management’s internal designations, was $8.8 million or 3.6% of the loan portfolio, compared to $4.1 million or 1.7% of the loan portfolio at December 31, 2004, and $8.9 million or 3.8% of the loan portfolio at March 31, 2004. The amount of potential problem loans at March 31, 2005 does not represent management’s estimate of potential losses since the majority of such loans are considered adequately secured by real estate or other collateral. The increase in classified loans since year end is related primarily to two commercial relationships which are being closely monitored by management and which are currently anticipated to be collected in total. Management believes that the allowance for loan losses as of March 31, 2005 is adequate to absorb any losses related to the nonperforming loans and potential problem loans as of that date. Management continues to monitor closely the levels of nonperforming and potential problem loans, and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of nonperforming and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision for loan losses accordingly. This would likely decrease net income.

EARNINGS REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

GENERAL
The Company reported consolidated net income for the three months ended March 31, 2005 of $1,159,000, compared to net income of $987,000 for the three months ended March 31, 2004, or an improvement of approximately $172,000 or 17%. The primary contributor to increased earnings for the first quarter of 2005 was the 8% growth in net interest income resulting from the 50 basis point increase in net interest margin related to the higher interest rate environment. Also adding to the higher net income was the lower provision for loan losses of 51% resulting from the improvement in the overall quality of the loan portfolio and lower net originations in the first quarter of 2005 compared to 2004. Reductions in overhead expenses, primarily in merchant discount fees and consultant fees, were more than offset by lower other income related to reduced gain on sale of investment securities, and lower service charges and merchant discount income for the quarter ended March 31, 2005 as compared to the prior year.

NET INTEREST INCOME
Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company’s earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. During the three months ended March 31, 2005, the Company recorded net interest income of $3.5 million, an 8% increase from the net interest income of $3.3 million for the three months ended March 31, 2004. The increase in this amount is directly related to the 50 basis point increase in the net interest margin for the Company. Also contributing to the higher net interest income is fluctuations in the volume of average earning assets, which declined only 4%, while interest-bearing liabilities decreased nearly 7% and offset the increase in cost of funds.

For the three months ended March 31, 2005 and 2004, the Company’s net interest margin was 4.76% and 4.26%, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets. The increase in net interest margin is related primarily to the 74 basis point increase in the average yield on assets, offset somewhat by the 35 basis point increase in the average cost of funds. Rates on both assets and liabilities increased in 2005 due to the rising interest rate environment as the Federal Reserve began increasing short-term rates in mid-2004. During the period between the first quarter of 2004 and 2005, the average prime rate increased 143 basis points resulting in an average prime rate of 5.43% for the first quarter of 2005 compared to 4.00% for the first quarter of the prior year.

INTEREST INCOME
For the three months ended March 31, 2005, the Company’s earning assets averaged $308.3 million and had an average yield of 6.48%. This compares to average earning assets of $320.0 million for the first three months of 2004, yielding approximately 5.74%. Thus, the 4% decrease in volume of average earning assets slightly offset the 74 basis point increase in average yield, accounting for the $374,000 (8%) increase in interest income between the first quarters of 2004 and 2005.

Gross loans comprised approximately 79% of the Company’s average earning assets for the first three months of 2005 and compared to 74% for the first quarter of 2004. The majority of the Company’s loans are tied to the prime rate (over 75% of the Bank’s loan portfolio is at floating rates at March 31, 2005), which averaged 5.43% and 4.00% for the three months ended March 31, 2005 and 2004, respectively. During the first three months of 2005, loans averaged $244.8 million, yielding an average of 6.86%, compared to $235.9 million, yielding an average of 6.03% for the first three months of 2004. The 83 basis point increase in the average yield on loans is directly related to the higher general interest rate environment and prime lending rate increases starting in the latter half of 2004. The higher level of average loans (which increased 4%), combined with the higher average yields, resulted in the increase in interest income on loans of $604,000 or 17%.

Investment securities averaged $57.2 million and yielded 5.10% (tax equivalent basis) during the first three months of 2005, compared to average securities of $79.2 million yielding 5.05% (tax equivalent basis) for the three months ended March 31, 2004. The increase in the average yield of the investment portfolio is related to the general increases in market interest rates, the portfolio mix, and the timing of security sales, calls and maturities which were reinvested at higher current market rate instruments. During 2004, the Company implemented a strategic decision to realign the balance sheet in anticipation of rising rates, resulting in a reduction in securities which had increased during 2003 from the investment of excess liquidity in higher yielding, cash flowing securities and returning the level of investment securities back to more historical levels of investments as a percent of total assets. This strategy resulted in the $22.0 million decline in average investment securities between the two quarterly periods. The 28% decrease in average securities, offset slightly by the increase in yield, resulted in the decrease of interest income on securities of $251,000 or 29%.

INTEREST EXPENSE
The Company’s interest expense for the three months ended March 31, 2005 was $1.3 million. The increase in interest expense of $129,000, or 11%, from the comparable three months in 2004 of $1.2 million was related to the 35 basis point increase in the average rate on liabilities, offset somewhat by the 7% decrease in the level of average interest-bearing liabilities. Interest-bearing liabilities averaged $250.3 million for the first three months of 2005 with an average rate of 2.12%. This is compared to average interest-bearing liabilities of $268.3 million with an average rate of 1.77% for the three months ended March 31, 2004. The increase in average rate on liabilities is directly related to the rising market interest rates and the maturities of fixed rate deposits and borrowings which were renewed at higher current market rates.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $102,000 for the first quarter of 2005, compared to $210,000 for the comparable period of 2004. As discussed further under the “Allowance for Loan Losses” section above, in addition to the level of net originations, other factors influencing the amount charged to the provision each period include (1) trends in and the total amount of past due, nonperforming, and classified loans; (2) trends in and the total amount of net chargeoffs, (3) concentrations of credit risk in the loan portfolio, and (4) local and national economic conditions and anticipated trends. Thus, the $108,000 or 51% decrease in the provision for loan losses is primarily related to the lower level of net originations of $5.4 million for the first quarter of 2005 as compared to $8.3 million for the first quarter of 2004. In addition, the overall improvement in the quality of the loan portfolio contributed to the lower provision for the first quarter of 2005. Loans past due in excess of 90 days at March 31, 2005 decreased to $103,000 or 0.04% of gross loans from $156,000 at December 31, 2004. Total nonperforming assets at March 31, 2005 declined to $709,000 or 0.29% of gross loans plus OREO, compared to $904,000 or 0.37% at December 31, 2004. Total classified loans where down somewhat from March 31, 2004 and loans graded OAEM decreased significantly from $8.5 million at March 31, 2004 to $924,000 at March 31, 2005. Estimates charged to the provision for loan losses are based on management’s judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary based on a calculated model quantifying the estimated required balance in the allowance.

NONINTEREST INCOME AND EXPENSES
Noninterest income, which is primarily related to service charges on customers’ deposit accounts; credit card merchant discount fees; commissions on nondeposit investment product sales and insurance product sales; mortgage origination fees; and gains on sales of investment securities, was $451,000 for the three months ended March 31, 2005 compared to $620,000 for the first three months of 2004, or a decrease of 27%. The decrease is related to (1) lower service charge income of $37,000 due to changes in transaction accounts and a reduction in NSF fee income related to numerous accounts with recurring overdrafts being closed during the year; (2) lower gain on sale of available for sale investment securities, which decreased $22,000; (3) $22,000 lower gains on sale of vehicles compared to the first quarter of 2004; and (4) the decline of $80,000 in merchant discount and transaction fees related to the Company’s sale of the merchant portfolio in mid-2004 and thereafter, receiving a residual net revenue amount.

For both the three months ended March 31, 2005 and 2004, noninterest expense was $2.2 million. The decrease of $74,000 or 3% is primarily related to lower merchant expenses and consultant expenses. The most significant item included in noninterest expense is salaries, wages and benefits, which totaled $1.4 million for both the three months ended March 31, 2005 and 2004. The increase of $39,000 or 3% is primarily a result of normal annual raises. Occupancy expenses increased a total of $13,000 or 7% between the first three months of 2004 and 2005 related primarily to the completion of and move into a new branch location in February 2005.

Included in the line item “other operating expenses”, which decreased $120,000 or 22% from the comparable period of 2004, are charges for OCC assessments; property and bond insurance; ATM switch fees; professional services; education and seminars; advertising and public relations; and other branch and customer related expenses. The decrease is primarily related to (1) a decline in merchant processing transaction expense of $86,000 due to the Company’s selling the merchant portfolio in mid-2004 and thereafter, receiving a residual net revenue amount; (2) $30,000 reduction in consultant fees related to fewer contracted services and projects in 2005; and (3) lower advertising and public relations expense of $13,000 related to fewer promotional campaigns as compared to the prior year.

INCOME TAXES
For the three months ended March 31, 2005, the Company reported $531,000 in income tax expense, or an effective tax rate of 31.4%. This is compared to income tax expense of $445,000 for the same period of the prior year, or an effective tax rate of 31.1%. The slight increase in effective tax rate is primarily related to the level of tax-free municipal securities in each period.

CAPITAL MANAGEMENT
The Company’s capital serves to support asset growth and provides protection against loss to depositors and creditors. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive return to shareholders will be realized over both the short and long-term, while serving depositors’, creditors’ and regulatory needs. Total shareholders’ equity amounted to $37.9 million, or 11.4% of total assets, at March 31, 2005. This is compared to $37.3 million, or 11.6% of total assets, at December 31, 2004. The $609,000 increase in total shareholders’ equity resulted from retention of earnings, offset by the $605,000 increase in unrealized loss on investment securities available for sale during the year. The Company’s unrealized loss on securities, net of tax, which is included in accumulated other comprehensive income, was ($507,000) as of March 31, 2005 as compared to an unrealized gain of $98,000 as of December 31, 2004. Book value per share at March 31, 2005 and December 31, 2004 was $8.37 and $8.25, respectively.

The Company and its bank subsidiary are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Company paid semi-annual cash dividends totaling $0.15 per share during 2004. The Company presently intends to pay a semi-annual cash dividend on the common stock; however, future dividends will depend upon the Company’s earnings, financial condition, capital position, and such other factors as the Board may deem relevant. Further, the ability of the Company to pay cash dividends is dependent upon its receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds that bank’s net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. It is currently the Bank’s intention to pay all dividends only from the net income of the current year.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The purpose of these regulations is to quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items. These regulations define the elements of total capital and establish minimum ratios for capital adequacy purposes. To be categorized as “well capitalized”, as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), Summit Financial and its banking subsidiary must maintain a risk-based Total Capital ratio of at least 10%, a risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order, or capital directive with any of its regulators. At March 31, 2005, the Company and the Bank exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. There are no current conditions or events that management believes would change the Company’s or the Bank’s category. The following table summarizes capital ratios for the Company and the Bank at March 31, 2005 and December 31, 2004.

RISK-BASED CAPITAL CALCULATION

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE CATEGORIZED "WELL-CAPITALIZED"
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO

As of March 31, 2005
THE COMPANY
Total capital to risk-weighted assets	$41,827	15.22%	$21,981	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$38,389	13.97%	$10,991	4.00%	N.A.
Tier 1 capital to average assets	$38,389	11.78%	$13,031	4.00%	N.A.

THE BANK
Total capital to risk-weighted assets	$35,452	13.03%	$21,759	8.00%	$27,199	10.00%
Tier 1 capital to risk-weighted assets	$32,051	11.78%	$10,880	4.00%	$16,319	6.00%
Tier 1 capital to average assets	$32,051	9.93%	$12,910	4.00%	$16,137	5.00%

As of December 31, 2004
THE COMPANY
Total capital to risk-weighted assets	$40,511	15.27%	$21,228	8.00%	N.A.
Tier 1 capital to risk-weighted assets	$37,190	14.02%	$10,614	4.00%	N.A.
Tier 1 capital to average assets	$37,190	11.39%	$13,061	4.00%	N.A.

THE BANK
Total capital to risk-weighted assets	$34,246	13.05%	$20,994	8.00%	$26,242	10.00%
Tier 1 capital to risk-weighted assets	$30,963	11.80%	$10,497	4.00%	$15,745	6.00%
Tier 1 capital to average assets	$30,963	9.57%	$12,939	4.00%	$16,174	5.00%

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

In addition to deposits and normal cash flows, FHLB advances and short-term borrowings (including purchasing federal funds from other financial institutions or lines of credit through the Federal Reserve Bank) provide liquidity sources based on specific needs or if management determines that these are the best sources of funds to meet current requirements. At March 31, 2005, based on its approved line of credit equal to 25% of total assets and limited to eligible collateral available, the Bank had additional available credit of approximately $4.8 million from the FHLB. Further, the Bank had short-term lines of credit to purchase unsecured federal funds from unrelated correspondent banks with available balances of $23.1 million at March 31, 2005. The Bank considers advances from the FHLB to be a reliable and readily available source of funds for both liquidity purposes and asset-liability management and interest rate risk management strategies.

Liquid assets, consisting primarily of cash and due from banks, interest-bearing deposits at banks, federal funds sold, and unpledged investment securities available for sale, accounted for 9% and 17%, respectively, of average assets for each of the three month period ended March 31, 2005 and 2004. The decline in average liquid assets between the two periods is directly related to the increase in public fund certificate of deposit accounts requiring pledges in the first quarter of 2005. Investment securities are an important tool to the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk. In management’s opinion, the Company maintains adequate levels of liquidity by retaining sufficient liquid assets and assets which can be easily converted into cash and by maintaining access to various sources of funds.

As of March 31, 2005, there was no substantial change from the future contractual obligations as of December 31, 2004 as presented in the Company’s 2004 Annual Report on Form 10-K. The foregoing disclosures related to the liquidity of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K.

Summit Financial, the parent holding company, has limited liquidity needs required to pay operating expenses and to provide funding to its consumer finance subsidiary, Freedom Finance. Summit Financial has approximately $5.4 million in available liquidity remaining from its initial public offering and the retention of earnings. A total of $2.0 million of this liquidity was advanced to the Finance Company in the form of an intercompany loan to fund its operations as of March 31, 2005. This amount could be replaced by a loan from an unrelated source to create additional liquidity for Summit Financial. Other sources of liquidity for Summit Financial include borrowing funds from unrelated correspondent banks, borrowing from individuals, and payments for management fees and debt service which are made by the Company’s subsidiary on a monthly basis.

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

Legally binding commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. As such, there are no “stand-ready obligations” in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, “Accounting for Contingencies”. At March 31, 2005 and 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material.

At March 31, the Company’s total contractual amounts of commitments and letters of credit are as follows:

(dollars in thousands)	2005	2004
Legally binding commitments to extend credit:
Commercial and industrial	$16,415	$15,446
Residential real estate, including prime equity lines	19,873	18,916
Construction and development	28,618	11,624
Consumer and overdraft protection	1,803	2,242
	66,709	48,228
Standby letters of credit	3,637	2,763
Total commitments	$70,346	$50,991

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

The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities maturing within one year. The Company’s gap analysis indicates an asset-sensitive position over the entire lives of the assets and liabilities. For a 12 month period, the gap analysis indicates a positive position as of March 31, 2005 of $18.0 million. When the “effective change ratio” (the historical relative movement of each asset’s and liability’s rates in relation to a 100 basis point change in the prime rate) is applied to the interest gap position, the Company actually has a somewhat higher asset sensitive position over a 12 month period and the entire repricing lives of the assets and liabilities. This is primarily due to the fact that in excess of 75% of the loan portfolio moves immediately on a one-to-one ratio with a change in the prime lending rate, while the deposit rates do not increase or decrease as much or as quickly relative to a prime rate movement. The Company’s asset sensitive position means that assets reprice faster than the liabilities, which causes a decrease in the short-term in the net interest income and net interest margin in periods of declining rates until the fixed rate deposits mature and are repriced at then lower current market rates, thus narrowing the difference between what the Company earns on its assets and what it pays on its liabilities. Given the Company’s current balance sheet structure, the opposite effect (that is, an increase in net interest income and net interest margin) is realized in the short-term in a rising rate environment.

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

At December 31, 2004, the Company’s estimated changes in EVE were within the limits established by the Board. As of March 31, 2005, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 2004. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K.

ACCOUNTING, REPORTING AND REGULATORY MATTERS
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment” as a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, however non-employee directors are scoped into SFAS 123R. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R allows the use of valuation models other than the Black-Scholes model prescribed in SFAS 123, specifically the Binomial Lattice method. Therefore, the proforma costs of stock option expense estimated in Note 5 to the foregoing Condensed Notes to Consolidated Financial Statements using the Black-Scholes method may not be representative of the costs recognized by the Company upon adoption of SFAS 123R. The Company is still in the process of analyzing the cost of stock options under SFAS 123R. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
No matters were submitted to the shareholders for a vote at any time during the first quarter of 2005.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

2.1 -
Agreement and Plan of Reorganization and Merger dated as of March 7, 2005 by and among Summit Financial Corporation, Summit National Bank, and First Citizens Bank and Trust Company, Inc., and joined in by First Citizens Bancorporation, Inc.

10.1 -	Employment Agreement of James B. Schwiers dated March 7, 2005
31.1 -	Rule 13a - 14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 -	Rule 13a - 14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1 -	Section 1350 Certificate of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2 -	Section 1350 Certificate of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SUMMIT FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT FINANCIAL CORPORATION

Date: May 11, 2005
J. Randolph Potter, President and Chief Executive Officer

Date: May 11, 2005
Blaise B. Bettendorf, Senior Vice President and Chief Financial Officer